Form 10-K
period 2016-06-26
LAM RESEARCH CORP
filed 2016-08-17
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 26, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 0-12933

LAM RESEARCH CORPORATION (Exact name of registrant as specified in its charter)

Delaware	94-2634797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4650 Cushing Parkway, Fremont, California	94538
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (510) 572-0200
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, Par Value $0.001 Per Share	The Nasdaq Stock Market (Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
_________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 27, 2015, the last business day of the most recently completed second fiscal quarter with respect to the fiscal year covered by this Form 10-K, was $8,074,598,541. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.
As of August 10, 2016, the Registrant had 160,260,009 outstanding shares of Common Stock.
_________________________
Documents Incorporated by Reference
Parts of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders expected to be held on or about November 9, 2016 are incorporated by reference into Part III of this Form 10-K. (However, the Reports of the Audit Committee and Compensation Committee are expressly not incorporated by reference herein.)

 LAM RESEARCH CORPORATION
2016 ANNUAL REPORT ON FORM 10-K

Continues on next page
Lam Research Corporation 2016 10-K 2

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “anticipate,” “expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: our ability to close the acquisition of KLA-Tencor Corporation ("KLA-Tencor") and; trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, international sales, revenue and operating expenses generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers' business plans on demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, increases in our customers' proportion of capital expenditure (with respect to certain technology inflections); hedging transactions; our ability to defend our market share; our ability to obtain and qualify alternative sources of supply; and to gain new market share; our ability to obtain and qualify alternative sources of supply; factors that affect our tax rates; anticipated growth in the industry and the total market for wafer fabrication equipment and our growth relative to such growth; levels of research and development expenditures; the success of joint development relationships with customers, suppliers or other industry members; and outsourced activities; the role of component suppliers in our business; the resources invested to comply with evolving standards and the impact of such efforts; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.

Item 1.	Business

Incorporated in 1980, Lam Research Corporation (“Lam Research,” “Lam,” “we,” “our,” or the “Company”) is a Delaware corporation, headquartered in Fremont, California. We maintain a network of facilities throughout Asia, Europe, and the United States in order to meet the needs of our dynamic customer base.
Additional information about Lam Research is available on our website at www.lamresearch.com. The content on any website referred to in this Form 10-K is not a part of or incorporated by reference in this Form 10-K unless expressly noted.

Continues on next page
Lam Research Corporation 2016 10-K 3

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
We are a global supplier of innovative wafer fabrication equipment and services to the semiconductor industry. We design, manufacture, market, refurbish, and service semiconductor processing systems that are used in the fabrication of integrated circuits (“ICs”). Our market-leading products are designed to help our customers build smaller, faster, more powerful, and more power-efficient devices that are used in a variety of electronic products, including mobile phones, wearables, tablets, computers, automotive devices, storage devices, and networking equipment.
Our customer base includes leading semiconductor memory, foundry, and integrated device manufacturers (“IDMs”) that make products such as NAND, DRAM memory, and logic devices. Semiconductor manufacturing, our customers’ business, involves the complete fabrication of multiple dies or ICs on a wafer. This involves the repetition of a set of core processes and can require hundreds of individual steps. On a silicon wafer, a tiny, intricate pattern is precisely replicated across the wafer surface to create identical miniature devices, where features can be 1,000 times smaller than a grain of sand. Fabricating these devices requires highly sophisticated process technologies and precision control at the atomic scale. Along with meeting technical requirements, wafer processing equipment must deliver high productivity and be cost-effective.
We leverage our expertise in semiconductor device processing to develop technology and/or productivity solutions that typically benefit our customers through lower defect rates, enhanced yields, faster processing time, and reduced cost as well as by facilitating their ability to meet more stringent performance and design standards. We offer a broad portfolio of complementary products that are used in several areas of the semiconductor manufacturing process flow, including thin film deposition, plasma etch, and single-wafer clean. These processes, which are repeated numerous times during the wafer fabrication cycle, are utilized to manufacture every type of semiconductor device.
Our products are used primarily in front-end wafer processing, which involves the steps that create the active components of a device (transistor, capacitor) and their wiring (interconnect). Market demand for IC designs is driving the development of and migration to fabrication strategies such as three-dimensional (“3D”) architectures and multiple patterning. We also address processes for back-end wafer-level packaging (“WLP”), which is an alternative to traditional wire bonding and can offer a smaller form factor, increased interconnect speed and bandwidth, and lower power consumption, among other benefits. In addition, our products are well-suited for related markets that rely on semiconductor processes and require production-proven manufacturing capability, such as micro-electromechanical systems (“MEMS”).
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

Continues on next page
Lam Research Corporation 2016 10-K 4

Products
Thin Film Deposition
In leading-edge semiconductor designs, metal deposition processes face significant scaling and integration challenges. For advanced copper interconnect structures, challenges for electrochemical deposition (“ECD”) include providing complete, void-free fill of high aspect ratio (“HAR”) structures with low defectivity and high productivity. Electroplating of copper and other metals is also used for through-silicon via (“TSV”) and WLP applications, such as forming conductive bumps and redistribution layers (“RDLs”). These applications require excellent within-wafer uniformity at high plating rates, minimal defects, and cost competitiveness. For tungsten chemical vapor deposition (“CVD”) / atomic layer deposition (“ALD”) processes, key requirements are minimizing contact resistance to meet lower power consumption requirements and achieving void-free fill for narrow nanoscale structures. In addition, good barrier step coverage at reduced thicknesses relative to physical vapor deposition/CVD barrier films is also needed to improve contact fill and reduce resistivity.
In dielectric deposition, high-productivity, high-quality films are needed for a number of critical process steps. For example, atomic layer deposition is required for front-end-of-line (“FEOL”) transistor structures and back-end-of-line (“BEOL”) self-aligned multiple patterning schemes to deposit highly conformal and uniform films. Plasma-enhanced CVD (“PECVD”) is used to deposit multiple dielectric films, including the alternating mold stack layers used in 3D NAND memory. This application requires excellent thickness uniformity along with exceptional stress control. For gapfill deposition, achieving defect-free fills while maintaining high throughput is essential. Preferred approaches are to use high-density plasma CVD (“HDP-CVD”) either as a complete gapfill solution or as a cap over other gapfill technologies to enhance process control and mitigate integration risks. Lastly, innovative post-deposition film treatments such as ultraviolet thermal processing (“UVTP”) are being used to improve low-k film integrity and increase strain in nitride layers for improved device performance.
Copper Metal Films — SABRE® Product Family
The SABRE ECD product family is the industry’s leading system for copper damascene manufacturing. Electrofill® technology is designed to provide high-throughput, void-free fill with superior defect density performance for advanced technology nodes. SABRE chemistry packages provide leading-edge fill performance for low defectivity, wide process window, and high rates of bottom-up growth to fill the most challenging HAR features. System capabilities include deposition of copper directly on various liner materials, important for next-generation metallization schemes. The number of yielding ICs per wafer is optimized by increasing the usable die area through process edge exclusion engineering. Applications include copper deposition for both advanced logic and memory interconnect. We also offer the SABRE 3D system to address TSV and WLP applications, such as copper pillar, RDL, high-density fanout, underbump metallization, bumping, and microbumps used in post-TSV processing.
Tungsten Metal Films — ALTUS® Product Family
Our ALTUS systems deposit highly conformal atomic layer films for advanced tungsten metallization applications. The patented Multi-Station Sequential Deposition (“MSSD”) architecture enables a nucleation layer to be formed using Pulsed Nucleation Layer (“PNL”) technology and bulk CVD fill to be performed in the same chamber (“in situ”). PNL, our ALD technology, is used in the deposition of tungsten nitride films to achieve high step coverage with reduced thickness relative to conventional barrier films. PNL is also used to reduce thickness and alter CVD bulk fill grain growth, lowering the overall resistivity of thin tungsten films. The advanced ExtremeFill CVD tungsten technology provides extendibility to fill the most challenging structures at advanced technology nodes. Applications include tungsten plug and via fill, 3D NAND wordlines, low-stress composite interconnects, and tungsten nitride barrier for via and contact metallization.

Continues on next page
Lam Research Corporation 2016 10-K 5

PECVD Dielectric Films — VECTOR® Product Family
The VECTOR family of PECVD and ALD systems delivers advanced thin film quality, wafer-to-wafer uniformity, productivity, and low cost of ownership. The MSSD architecture combines the required film performance with both sequential and parallel processing to provide flexibility for a range of applications. VECTOR products include specialized systems for logic and memory applications with multiple platform options. VECTOR Express offers a small footprint with four processing stations. VECTOR Excel is a modular tool for advanced technology nodes where pre-and-post film deposition treatments are needed. VECTOR Extreme accommodates up to 12 processing stations for high-throughput applications. VECTOR Q accommodates up to 16 processing stations for depositing multi-stack films. Applications include deposition of oxides, nitrides, and carbides for hardmasks, multiple patterning films, anti-reflective layers, multi-layer stack films, and diffusion barriers.
Gapfill Dielectric Films — SPEED® Product Family
The SPEED HDP-CVD products are designed to provide void-free gapfill of high-quality dielectric films with superior throughput and reliability. The unique source design provides for particle performance, while the ability to customize the deposition and in situ etching profile ensures across-wafer thickness and gapfill uniformity. Together, the chamber and plasma source designs allow large batch sizes between cleans and faster cleans to deliver superior throughput. Broad process flexibility is available on the same platform, without requiring major hardware changes. Applications include shallow trench isolation (“STI”), pre-metal dielectrics, inter-layer dielectrics, inter-metal dielectrics, and passivation layers.
Film Treatment — SOLA® Product Family
The SOLA UVTP product family is used for treatment of BEOL low-k dielectric films and FEOL silicon nitride strained films. The systems incorporate a proprietary treatment process that modifies the physical characteristics of a previously deposited film through exposure to ultraviolet light, gases and vapors, and heat. The Multi-Station Sequential Processing (“MSSP”) architecture allows independent control of temperature, wavelength, and intensity at each station of the wafer path. We believe this enables delivery of best-in-class film properties, within-wafer and wafer-to-wafer uniformity, and productivity.
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
Conductor Etch — Kiyo® Product Family, Versys® Metal Product Family
The Kiyo product family is designed to deliver high-performance, high-productivity, low-risk solutions for conductor etch applications. Uniformity, uniformity control, and repeatability are enabled by a symmetrical chamber design, electrostatic chuck technology, and independent tuning features. The Kiyo products deliver high productivity with low defectivity on multi-film stacks, enabled by in situ etch capability, continuous plasma, and advanced Waferless Autoclean technology. To address technology inflections in patterning, the Kiyo family offers state-of-the-art technology with the Hydra patterning system; this capacity enables within wafer uniformity for FEOL/BEOL process modules in 3D NAND, DRAM and logic devices. In addition, Kiyo systems can be configured to perform atomic layer etching (“ALE”), which delivers atomic-scale variability control to enable next-generation wafer processing. Applications include FinFET gate, fin definition, STI, high-k/metal gate and multiple patterning. The Versys metal product family provides a flexible platform for BEOL metal etch processes. Symmetrical chamber design and independent tuning features provide critical dimension, profile uniformity, and uniformity control for metal hardmask applications. The products’ proprietary chamber cleaning technology

Continues on next page
Lam Research Corporation 2016 10-K 6

ensures high availability, high yield, and exceptional process repeatability for BEOL processing. Applications include metal hardmask, multiple patterning, high-density aluminum line, and aluminum pad.
Dielectric Etch — FlexTM Product Family
The Flex product family offers differentiated technologies and application-focused capabilities for critical dielectric etch applications. Uniformity, repeatability, and tunability are enabled by a multi-frequency, small-volume, confined plasma design. The systems deliver high productivity with low defectivity, enabled by in situ multi-step etch and continuous plasma capability. Low-risk, cost-effective upgrades provide evolutionary product transitions that extend product life and maximize return on investment. Applications include low-k and ultra low-k dual damascene, mask open, and high aspect ratio applications for DRAM capacitor cell, 3D NAND hole, trench, and contact. In addition, Flex systems can be configured to perform ALE, which delivers atomic-scale variability control to enable next-generation wafer processing for applications such as self-aligned contacts.
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
Single-Wafer Clean
Wafer cleaning is a critical function that must be repeated many times during the semiconductor manufacturing process, from device fabrication through packaging. As device geometries shrink and new materials are introduced, the number of cleaning steps continues to grow. Furthermore, each step has different selectivity and defectivity requirements that add to manufacturing complexity. For next-generation devices, fragile structures need to be cleaned without causing damage. In addition, cleaning steps that target the bevel region can help eliminate the potential source of yield-limiting defects at the wafer’s edge, in order to increase the number of good die at the wafer’s edge and improve yield.
Wet Clean — EOS®, Da Vinci®, DV-Prime®, SP Series
The single-wafer spin technology pioneered the industry transition from batch to single-wafer wet processing. These production-proven spin wet clean systems provide the productivity and flexibility needed for both high-volume manufacturing and leading-edge development across multiple technology nodes and for all device types. The products deliver process uniformity across the wafer, wafer-to-wafer, and lot-to-lot. Proprietary technologies enhance damage-free particle removal and enable wafer drying without pattern collapse or watermarks. Offering the latest in dilute chemistry and solvent systems, the products meet defectivity and material integrity requirements. Applications include particle, polymer, and residue removal; photoresist removal; and wafer backside/bevel cleaning and film removal. Our wet clean systems are also used for multiple wet etch and clean applications for WLP, including silicon substrate thinning, wafer stress relief, underbump metallization etch, and photoresist removal.
Plasma Bevel Clean — Coronus® Product Family
The Coronus plasma-based bevel clean products enhance die yield by removing particles, residues and unwanted films from the wafer’s edge that can impact the device area. The system combines the ability of plasma to selectively remove a wide variety of materials with a proprietary confinement technology that protects the die area. High system uptime and throughput, excellent process repeatability, and efficient in situ removal of multi-material film stacks and residues ensure high productivity for increased wafer output. Applications include post-etch, pre- and post-deposition, pre-lithography, and metal film removal to prevent arcing during plasma etch or deposition steps. It is also a cost-effective bevel clean product that removes carbon-rich residues and films.

Continues on next page
Lam Research Corporation 2016 10-K 7

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
Products Table

Market	Process/Application	Technology	Products
Thin Film Deposition	Metal Films	ECD (Copper & Other) CVD, ALD (Tungsten)	SABRE® family ALTUS® family
	Dielectric Films	PECVD, ALD Gapfill HDP-CVD	VECTOR® family SPEED® family
	Film Treatment	UVTP	SOLA® family
Plasma Etch	Conductor Etch	Reactive Ion Etch	Kiyo® family, Versys® Metal family
	Dielectric Etch	Reactive Ion Etch	FlexTM family
	TSV Etch	Deep Reactive Ion Etch	Syndion® family
Single-Wafer Clean	Wafer Cleaning	Wet Clean	EOS®, DV-Prime®, Da Vinci®, SP Series
	Bevel Cleaning	Dry Plasma Clean	Coronus® family
Fiscal Periods Presented
All references to fiscal years apply to our fiscal years, which ended June 26, 2016, June 28, 2015, and June 29, 2014.
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
Our R&D expenses during fiscal years 2016, 2015, and 2014 were $913.7 million, $825.2 million, and $716.5 million, respectively. The majority of R&D spending over the past three years has been targeted at deposition, etch, single-wafer clean, and other semiconductor manufacturing products. We believe current challenges for customers at various points in the semiconductor manufacturing process present opportunities for us.
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

Continues on next page
Lam Research Corporation 2016 10-K 8

support programs and close working relationships with customers are essential to maintaining high customer satisfaction and our competitiveness in the marketplace.
We provide standard warranties for our systems. The warranty provides that systems will be free from defects in material and workmanship and will conform to agreed-upon specifications. The warranty is limited to repair of the defect or replacement with new or like-new equivalent goods and is valid when the buyer provides prompt notification within the warranty period of the claimed defect or non-conformity and also makes the items available for inspection and repair. We also offer extended warranty packages to our customers to purchase as desired.
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

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
	(in thousands)
Revenue:
Taiwan	$1,485,037	$1,084,239	$1,049,214
Korea	1,057,331	1,406,617	1,127,406
China	1,039,951	661,094	623,408
Japan	983,821	623,575	634,131
Southeast Asia	605,236	278,350	247,398
United States	495,123	890,891	622,022
Europe	219,394	314,546	303,730
Total revenue	$5,885,893	$5,259,312	$4,607,309
Long-Lived Assets
Refer to Note 18 of our Consolidated Financial Statements, included in Item 8 of this report, for information concerning the geographic locations of long-lived assets.
Customers
Our customers include all of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances and licensing arrangements which have the potential to positively or negatively impact our competitive position and market opportunities. Customers accounting for greater than 10% of total revenues in fiscal year 2016 included Micron Technology, Inc.; Samsung Electronics Company, Ltd.; SK Hynix Inc.; and Taiwan Semiconductor Manufacturing Company, Ltd. Customers accounting for greater than 10% of total revenues in fiscal year 2015 included Micron Technology, Inc.; Samsung Electronics Company, Ltd.; and Taiwan Semiconductor Manufacturing Company, Ltd. Customers accounting for greater than 10% of total revenues in fiscal year 2014 included Samsung Electronics Company, Ltd.; SK Hynix Inc.; and Taiwan Semiconductor Manufacturing Company, Ltd.
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

Continues on next page
Lam Research Corporation 2016 10-K 9

Backlog
In general, we schedule production of our systems based upon our customers’ delivery requirements and forecasts. In order for a system to be included in our backlog, the following conditions must be met: 1) we have received a written customer request that has been accepted, 2) we have an agreement on prices and product specifications, and 3) there is a scheduled shipment within the next 12 months. In order for spares and services to be included in our backlog, the following conditions must be met: 1) we have received a written customer request that has been accepted and 2) delivery of products or provision of services is anticipated within the next 12 months. Where specific spare parts and customer service purchase contracts do not contain discrete delivery dates, we use volume estimates at the contract price and over the contract period, not to exceed 12 months, in calculating backlog amounts. Our policy is to revise our backlog for order cancellations and to make adjustments to reflect, among other things, changes in spares volume estimates and customer delivery date changes. As of June 26, 2016 and June 28, 2015, our backlog was $1,371 million and $880 million, respectively. Generally, orders for our products and services are subject to cancellation by our customers with limited penalties. Because some orders are received and shipped in the same quarter and because customers may change delivery dates and cancel orders, our backlog at any particular date is not necessarily indicative of business volumes or actual revenue levels for succeeding periods.
Manufacturing
Our manufacturing operations mainly consist of assembling and testing components, sub-assemblies, and modules that are then integrated into finished systems prior to shipment to or at the location of our customers. Most of the assembly and testing of our products is conducted in cleanroom environments.
We have agreements with third parties to outsource certain aspects of our manufacturing, production warehousing, and logistics functions. We believe that these outsourcing contracts provide us more flexibility to scale our operations up or down in a timely and cost effective manner, enabling us to respond quickly to any changes in our business. We believe that we have selected reputable providers and have secured their performance on terms documented in written contracts. However, it is possible that one or more of these providers could fail to perform as we expect, and such failure could have an adverse impact on our business and have a negative effect on our operating results and financial condition. Overall, we believe we have effective mechanisms to manage risks associated with our outsourcing relationships. Refer to Note 15 of our Consolidated Financial Statements, included in Item 8 of this report, for further information concerning our outsourcing commitments.
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
Employees
As of August 10, 2016, we had approximately 7,500 regular employees globally. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. Each of our employees is required to comply with our policies relating to maintaining the confidentiality of our non-public information.

Continues on next page
Lam Research Corporation 2016 10-K 10

In the semiconductor and semiconductor equipment industries, competition for highly skilled employees is intense. Our future success depends, to a significant extent, upon our continued ability to attract and retain qualified employees, particularly in the R&D and customer support functions.
Competition
The semiconductor capital equipment industry is characterized by rapid change and is highly competitive throughout the world. To compete effectively, we invest significant financial resources to continue to strengthen and enhance our product and services portfolio and to maintain customer service and support locations globally. Semiconductor manufacturers evaluate capital equipment suppliers in many areas, including, but not limited to, process performance, productivity, defect control, customer support, and overall cost of ownership, which can be affected by many factors such as equipment design, reliability, software advancements, and similar factors. Our ability to succeed in the marketplace depends upon our ability to maintain existing products and introduce product enhancements and new products that meet customer requirements on a timely basis. In addition, semiconductor manufacturers must make a substantial investment to qualify and integrate new capital equipment into semiconductor production lines. As a result, once a semiconductor manufacturer has selected a particular supplier’s equipment and qualified it for production, the manufacturer generally maintains that selection for that specific production application and technology node as long as the supplier’s products demonstrate performance to specification in the installed base. Accordingly, we may experience difficulty in selling to a given customer if that customer has qualified a competitor’s equipment. We must also continue to meet the expectations of our installed base of customers through the delivery of high-quality and cost-efficient spare parts in the presence of competition from third-party spare parts providers.
We face significant competition with all of our products and services. Our primary competitor in the tungsten CVD, PECVD, HDP-CVD, ECD and PVD markets, is Applied Materials, Inc. In the PECVD market, in addition to Applied Materials, Inc., we also compete against ASM International and Wonik IPS. In the etch market, our primary competitors are Tokyo Electron, Ltd. and Applied Materials, Inc. Our primary competitors in the single-wafer wet clean market are Screen Holding Co., Ltd.; Semes Co., Ltd.; and Tokyo Electron, Ltd.
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

Continues on next page
Lam Research Corporation 2016 10-K 11

EXECUTIVE OFFICERS OF THE COMPANY
As of August 16, 2016, the executive officers of Lam Research were as follows:

Name	Age	Title
Martin B. Anstice	49	President and Chief Executive Officer
Timothy M. Archer	49	Executive Vice President and Chief Operating Officer
Douglas R. Bettinger	49	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Richard A. Gottscho	64	Executive Vice President, Global Products Group
Sarah A. O’Dowd	66	Senior Vice President, Chief Legal Officer and Secretary
Martin B. Anstice has been our President and Chief Executive Officer since January 2012. Mr. Anstice joined us in April 2001 as Senior Director, Operations Controller; was promoted to the position of Managing Director and Corporate Controller in May 2002; and was promoted to Group Vice President and Chief Financial Officer in June 2004. He was appointed Executive Vice President and Chief Operating Officer in September 2008 and President in December 2010. Prior to joining us, he held various finance positions from 1988 to 1999 at Raychem Corporation, a global materials science company. Subsequent to the acquisition of Raychem by Tyco International, a global provider of engineered electronic components, network solutions and wireless systems, he assumed responsibility for supporting mergers and acquisitions activities of Tyco Electronics. Mr. Anstice is an Associate member of the Institute of Chartered Management Accountants in the United Kingdom.
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
Doug Bettinger is our Executive Vice President and Chief Financial Officer with responsibility for finance, tax, treasury, information technology and investor relations. Prior to joining the company in 2013, Mr. Bettinger served as Senior Vice President and Chief Financial Officer of Avago Technologies from 2008 to 2013. From 2007 to 2008, he served as Vice President of finance and corporate controller at Xilinx, Inc., and from 2004 to 2007, he was Chief Financial Officer at 24/7 Customer, a privately held company. Mr. Bettinger worked at Intel Corporation from 1993 to 2004, where he held several senior-level finance positions, including corporate planning and reporting controller and Malaysia site operations controller. Mr. Bettinger earned a M.B.A. in finance from the University of Michigan and has a B.S. degree in economics from the University of Wisconsin in Madison.
Richard A. Gottscho is our Executive Vice President, Global Products Group, a position he has held since August 2010. Prior to that time, he had been Group Vice President and General Manager, Etch Businesses since March 2007. He joined us in January 1996 and has served at various Director and Vice President levels in support of etch products, CVD products, and corporate research. Prior to joining us, he was a member of Bell Laboratories for 15 years where he started his career working in plasma processing. During his tenure at Bell, he headed research departments in electronics materials, electronics packaging, and flat panel displays. He is the author of numerous papers, patents, and lectures in plasma processing and process control. He is a recipient of the American Vacuum Society’s Peter Mark Memorial Award and Plasma Science and Technology Division Prize, the Gaseous Electronics Conference Foundation Lecturer, the Dry Process Symposium Nishizawa Award, and the Tegal Thinker Award. He is a fellow of the American Physical and American Vacuum Societies and has served on numerous editorial boards of refereed technical publications and program committees for major conferences in plasma science and engineering, and was vice-chair of a National Research Council study on plasma science in the 1980s. In 2016, Dr. Gottscho was elected to the U.S. National Academy of Engineering. Dr. Gottscho earned Ph.D. and B.S. degrees in physical chemistry from the Massachusetts Institute of Technology and Pennsylvania State University, respectively.

Continues on next page
Lam Research Corporation 2016 10-K 12

Sarah A. O’Dowd is our Senior Vice President, Chief Legal Officer and Secretary. She joined us in September 2008 as Group Vice President and Chief Legal Officer, responsible for general legal matters, intellectual property and ethics and compliance. In addition to her Legal function, in April 2009 she was appointed Vice President of Human Resources and served in this dual capacity from April 2009 through May 2012. Prior to joining us, she was Vice President and General Counsel for FibroGen, Inc. from February 2007 until September 2008. Until February 2007, Ms. O’Dowd was a shareholder in the law firm of Heller Ehrman LLP for more than 20 years, practicing in the areas of corporate securities, governance and mergers and acquisitions for a variety of clients, principally publicly traded high technology companies. She served in a variety of leadership and management roles at Heller Ehrman, including Managing Partner of the Silicon Valley and San Diego offices, member of the firm’s Policy Committee and, as head of the firm’s business practice groups, a member of the firm’s Executive Committee. Ms. O’Dowd earned her J.D. and M.A. in communications from Stanford Law School and Stanford University, respectively, and her B.A. degree in mathematics from Immaculata College.

Item 1A.	Risk Factors
In addition to the other information in this Annual Report on Form 10-K (“2016 Form 10-K”), the following risk factors should be carefully considered in evaluating the Company and its business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended, nor should be attached, to the order in which the risk factors appear.
The Semiconductor Capital Equipment Industry is Subject to Variability and, as a Result, We Face Risks Related to Our Strategic Resource Allocation Decisions
The semiconductor capital equipment industry has historically been characterized by rapid changes in demand. The industry environment has moved toward an environment more characterized by variability across segments and customers accentuated by consolidation within the industry. Variability in our customers’ business plans may lead to changes in demand for our equipment and services, which could negatively impact our results. The variability in our customers’ investments during any particular period is dependent on several factors including but not limited to electronics demand, economic conditions (both general and in the semiconductor and electronics industries), industry supply and demand, prices for semiconductors, and our customers’ ability to develop and manufacture increasingly complex and costly semiconductor devices. The changes in demand may require our management to adjust spending and other resources allocated to operating activities.
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

Continues on next page
Lam Research Corporation 2016 10-K 13

Future Declines in the Semiconductor Industry, and the Overall World Economic Conditions on Which it is Significantly Dependent, Could Have a Material Adverse Impact on Our Results of Operations and Financial Condition
Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. With the consolidation of customers within the industry, the semiconductor capital equipment market may experience rapid changes in demand driven both by changes in the market generally and the plans and requirements of particular customers. Global economic and business conditions, which are often unpredictable, have historically impacted customer demand for our products and normal commercial relationships with our customers, suppliers, and creditors. Additionally, in times of economic uncertainty our customers’ budgets for our products, or their ability to access credit to purchase them, could be adversely affected. This would limit their ability to purchase our products and services. As a result, economic downturns can cause material adverse changes to our results of operations and financial condition including, but not limited to:

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
Our Quarterly Revenues and Operating Results Are Variable
Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit from a small number of transactions can unfavorably affect operating results in a particular quarter. Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:

•	economic conditions in the electronics and semiconductor industries in general and specifically the semiconductor equipment industry;

•	the size and timing of orders from customers;

•	consolidation of the customer base, which may result in the investment decisions of one customer or market having a significant effect on demand for our products or services;

•	procurement shortages;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	manufacturing difficulties;

•	customer cancellations or delays in shipments, installations, and/or customer acceptances;

•	the extent that customers continue to purchase and use our products and services in their business;

•	our customers’ reuse of existing and installed products, to the extent that such reuse decreases their need to purchase new products or services;

•	changes in average selling prices, customer mix, and product mix;

Continues on next page
Lam Research Corporation 2016 10-K 14

•	our ability in a timely manner to develop, introduce and market new, enhanced, and competitive products;

•	our competitors’ introduction of new products;

•	legal or technical challenges to our products and technology;

•
transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as strikes, acts of God, wars, terrorist activities, and natural or man-made disasters;

•	legal, tax, accounting, or regulatory changes (including but not limited to change in import/export regulations) or changes in the interpretation or enforcement of existing requirements;

•	changes in our estimated effective tax rate;

•	foreign currency exchange rate fluctuations; and

•	the dilutive impact of our Convertible Notes (as defined below) and related warrants on our earnings per share.
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
Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations and Earnings Per Share
We have $4.55 billion in aggregate principal amount of senior unsecured notes and convertible note instruments outstanding. If the anticipated acquisition of KLA-Tencor is not completed on or prior to December 30, 2016, or the related merger agreement is terminated on or at any time prior to that date, the indenture governing the senior unsecured notes issued in June 2016 requires us to redeem $1.6 billion of those senior unsecured notes at a redemption price equal to 101% of the principal amount, plus accrued interest.  In addition, in connection with the acquisition of KLA-Tencor, we have also entered into a term loan agreement with certain term lenders pursuant to which the term lenders have agreed to provide a senior unsecured term loan facility in an aggregate amount of up to $1.53 billion, subject to certain terms and conditions. If the anticipated acquisition of KLA-Tencor is not completed on or prior to October 20, 2016, we will need to obtain consent from all of the lenders under the term loan agreement to extend their commitments past this date. Additionally, we have $750 million available to us in revolving credit arrangements, with an option for us to request an increase in the facility of up to an additional $250 million, for a potential total commitment of $1 billion.  We may, in the future, decide to borrow amounts under the revolving credit agreement, or to enter into additional debt arrangements.
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

Continues on next page
Lam Research Corporation 2016 10-K 15

•
increasing the portion of our cash flows that may have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes; and

•	impairing our ability to obtain additional financing in the future.
Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory, and other factors. Furthermore, our operations may not generate sufficient cash flows, particularly in the United States, to enable us to meet our expenses and service our debt. As a result, we may need to enter into new financing arrangements to obtain the necessary funds. If we determine it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, obtain it on acceptable terms. If we fail to make a payment on our debt, we could be in default on such debt, and this default could cause us to be in default on our other outstanding indebtedness.
Conversion of our Convertible Notes and resulting exercise of the related warrants may cause dilution to our stockholders and to our earnings per share. The number of shares of our Common Stock into which the Convertible Notes are convertible for and the related warrants are exercisable for may be adjusted from time to time, including increases in such rates as a result of dividends that we pay to our stockholders. Upon conversion of any Convertible Notes, we will deliver cash in the amount of the principal amount of the Convertible Notes and, with respect to any excess conversion value greater than the principal amount of the Convertible Notes, shares of our Common Stock, which would result in dilution to our stockholders. This dilution may not be completely mitigated by the hedging transactions we entered into in connection with the sale of certain Convertible Notes or through share repurchases. Prior to the maturity of the Convertible Notes, if the price of our Common Stock exceeds the conversion price, U.S. generally accepted accounting principles require that we report an increase in diluted share count, which would result in lower reported earnings per share. The price of our Common Stock could also be affected by sales of our Common Stock by investors who view the Convertible Notes as a more attractive means of equity participation in our company and also by hedging activity that may develop involving our Common Stock by holders of the Convertible Notes.
Our Credit Agreements Contain Covenant Restrictions That May Limit Our Ability To Operate Our Business
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
We Have a Limited Number of Key Customers
Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments, cash flows, collections, and profitability. For the years ended June 26, 2016, June 28, 2015 and June 29, 2014, three customers collectively accounted for 45%, 51%, and 52% of total revenue, respectively. As a result, the actions of even one customer may subject us to variability in those areas that are difficult to predict. In addition, large customers may be able to negotiate requirements that result in decreased pricing, increased costs and/or lower margins for us; compliance with specific environmental, social and corporate governance standards; and

Continues on next page
Lam Research Corporation 2016 10-K 16

limitations on our ability to share jointly developed technology with others. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results.
We Depend on Creating New Products and Processes and Enhancing Existing Products and Processes for Our Success. Consequently, We are Subject to Risks Associated with Rapid Technological Change.
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
We are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification
We derive a substantial percentage of our revenues from a limited number of products. Our products are priced up to approximately $9.7 million per system, and our revenues in any given quarter are dependent upon customer acceptance of a limited number of systems. As a result, the inability to recognize revenue on even a few systems can cause a significantly adverse impact on our revenues for a given quarter, and, in the longer term, the continued market acceptance of these products is critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:

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

Continues on next page
Lam Research Corporation 2016 10-K 17

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
We Depend On a Limited Number of Key Suppliers and Outsource Providers, and We Run the Risk That They Might Not Perform as We Expect
Outsource providers and component suppliers have played and will continue to play a key role in our manufacturing operations, field installation and support, and many of our transactional and administrative functions, such as information technology, facilities management, and certain elements of our finance organization. These providers and suppliers might suffer financial setbacks, be acquired by third parties, become subject to exclusivity arrangements that preclude further business with us or be unable to meet our requirements or expectation due to their independent business decisions, or force majeure events that could interrupt or impair their continued ability to perform as we expect.
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
We Face Risks Related to the Disruption of Our Primary Manufacturing Facilities
Our manufacturing facilities are concentrated in just a few locations. These locations are subject to disruption for a variety of reasons such as natural or man-made disasters, terrorist activities, disruptions of our information technology resources, and utility interruptions. Such disruptions may cause delays in shipping our products, which could result in the loss of business or customer trust, adversely affecting our business and operating results.

Continues on next page
Lam Research Corporation 2016 10-K 18

Once a Semiconductor Manufacturer Commits to Purchase a Competitor’s Semiconductor Manufacturing Equipment, the Manufacturer Typically Continues to Purchase that Competitor’s Equipment, Making it More Difficult for Us to Sell Our Equipment to that Customer
Semiconductor manufacturers must make a substantial investment to qualify and integrate wafer processing equipment into a semiconductor production line. We believe that once a semiconductor manufacturer selects a particular supplier’s processing equipment, the manufacturer generally relies upon that equipment for that specific production line application for an extended period of time, especially for customers that are more focused on tool re-use. Accordingly, we expect it to be more difficult to sell our products to a given customer if that customer initially selects a competitor’s equipment for the same product line application.
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
We believe that to remain competitive we must devote significant financial resources to offer products that meet our customers' needs, to maintain customer service and support centers worldwide, and to invest in product and process R&D. Certain of our competitors, including those that are created and financially backed by foreign governments, have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support resources than we do and therefore have the potential to offer customers a more comprehensive array of products and to therefore achieve additional relative success in the semiconductor equipment industry. These competitors may deeply discount or give away products similar to those that we sell, challenging or even exceeding our ability to make similar accommodations and threatening our ability to sell those products. We also face competition from our own customers, who in some instances have established affiliated entities that manufacture equipment similar to ours. For these reasons, we may fail to continue to compete successfully worldwide.
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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales accounted for approximately 92%, 83%, and 86% of total revenue in fiscal years 2016, 2015, and 2014, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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

Continues on next page
Lam Research Corporation 2016 10-K 19

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
We are exposed to potentially adverse movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations primarily related to revenues denominated in Japanese yen and expenses denominated in euro and Korean won. Currently, we enter into foreign currency hedge contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on certain foreign currency monetary assets and liabilities; primarily third party accounts receivables, accounts payables and intercompany receivables and payables. In addition, we hedge certain anticipated foreign currency cash flows, primarily anticipated revenues denominated in Japanese yen and euro-denominated and Korean won-denominated expenses. We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of the underlying exposures and our forecasts of those exposures may leave us either over or under hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, expenses, monetary assets and liabilities, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated monetary assets and liabilities (other than those currency exposures previously discussed) and currently we do not enter into foreign currency hedge contracts against these exposures. Therefore, we are subject to potential unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) for these currencies.
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

Continues on next page
Lam Research Corporation 2016 10-K 20

we are not able to successfully attract, retain, and motivate key employees, we may be unable to capitalize on market opportunities and our operating results may be materially and adversely affected.
We Rely Upon Certain Critical Information Systems for the Operation of Our Business Which are Susceptible to Cybersecurity and Other Threats or Incidents
We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. These information systems may be owned and maintained by us, our outsourced providers or third parties such as vendors and contractors. Many of these information systems and outsourced service providers, including certain hosted software applications that we use for confidential data (e.g., company related, whether intellectual property or not; customer related; supplier related; and / or employee related) storage, employ “cloud computing” technology for such storage (which refers to an information technology hosting and delivery system in which data is not stored within the user’s physical infrastructure but instead is delivered to and consumed by the user as an Internet-based service). All of these information systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines, and networking equipment. Confidential and/or sensitive information stored on these information systems or transmitted to or from cloud storage could be intentionally or unintentionally compromised, lost and/or stolen. While we have implemented ISO 27001 compliant security procedures, such as virus protection software, intrusion prevention system and emergency recovery processes, to mitigate the outlined risks with respect to information systems that are under our control, they cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time, or unauthorized releases of proprietary or confidential information, could unfavorably impact the timely and efficient operation of our business, including our results of operations, and our reputation.
Our Financial Results May be Adversely Impacted by Higher than Expected Tax Rates or Exposure to Additional Tax Liabilities
As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation allowance of deferred tax assets, in tax laws, by material audit assessments, or changes in or expirations of agreements with tax authorities. These factors could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.
A Failure to Comply with Environmental Regulations May Adversely Affect Our Operating Results
We are subject to a variety of domestic and international governmental regulations related to the handling, discharge, and disposal of toxic, volatile, or otherwise hazardous chemicals. Failure to comply with present or future environmental regulations could result in fines being imposed on us, require us to suspend production, cease operations, or cause our customers to not accept our products. These regulations could require us to alter our current operations, acquire significant additional equipment, incur substantial other expenses to comply with environmental regulations, or take other actions. Any failure to comply with regulations governing the use, handling, sale, transport or disposal of hazardous substances could subject us to future liabilities that may adversely affect our operating results, financial condition and ability to operate our business.
If We Choose to Acquire or Dispose of Businesses, Product Lines and Technologies, We May Encounter Unforeseen Costs and Difficulties That Could Impair Our Financial Performance
An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of complementary companies, products or technologies as with our proposed acquisition of KLA-Tencor, or we may reduce or dispose of certain product lines or technologies that no longer fit our long-term strategies. Managing an acquired business, disposing of product

Continues on next page
Lam Research Corporation 2016 10-K 21

technologies or reducing personnel entail numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention away from other business concerns, amortization of acquired intangible assets, adverse customer reaction to our decision to cease support for a product, and potential loss of key employees or customers of acquired or disposed operations. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, operating results, financial condition, and/or cash flows.
In addition, any acquisition could result in changes such as potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the amortization of related intangible assets, and goodwill impairment charges, any of which could materially adversely affect our business, financial condition, and results of operations, cash flows, and/or the price of our Common Stock.
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

•	our ability to complete the contemplated acquisition of KLA-Tencor, or any delays thereto;

•	general market, semiconductor, or semiconductor equipment industry conditions;

•	economic or political events and trends occurring globally or in any of our key sales regions;

•	variations in our quarterly operating results and financial condition, including our liquidity;

•	variations in our revenues, earnings or other business and financial metrics from forecasts by us or securities analysts, or from those experienced by other companies in our industry;

•	announcements of restructurings, reductions in force, departure of key employees, and/or consolidations of operations;

•	government regulations;

•	developments in, or claims relating to, patent or other proprietary rights;

•	technological innovations and the introduction of new products by us or our competitors;

•	commercial success or failure of our new and existing products;

•	disruptions of relationships with key customers or suppliers; or

•	dilutive impacts of our Convertible Notes and related warrants.
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

Continues on next page
Lam Research Corporation 2016 10-K 22

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
To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all evolving standards. Changes in or ambiguous interpretations of laws, regulations and standards may create uncertainty regarding compliance matters. Efforts to comply with new and

Continues on next page
Lam Research Corporation 2016 10-K 23

changing regulations have resulted in, and are likely to continue to result in, increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities. If we are found by a court or regulatory agency not to be in compliance with the laws and regulations, our business, financial condition, and/or results of operations could be adversely affected.
There Can Be No Assurance That We Will Continue To Declare Cash Dividends Or Repurchase Our Shares At All Or In Any Particular Amounts
Our Board of Directors has declared quarterly dividends since April 2014. Our intent to continue to pay quarterly dividends and to repurchase our shares is subject to capital availability; in the case of share repurchases, contractual restrictions; and, in the case of dividends, periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends and share repurchases may also be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; contractual restrictions, such as financial or operating covenants in our debt arrangements; availability of onshore cash flow; and changes to our business model. Our dividend payments and share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. We currently are restricted from repurchasing our common stock and increasing our quarterly dividend pursuant to the KLA-Tencor merger agreement. A reduction or suspension in our dividend payments could have a negative effect on our stock price.
If We are Unable to Complete Our Contemplated Acquisition of KLA-Tencor Corporation, Our Expected Financial Results and the Market Value of our Common Stock Could Be Adversely Affected
On October 20, 2015, we entered into an Agreement and Plan of Merger and Reorganization (the “merger agreement”) with KLA-Tencor to acquire all of KLA-Tencor’s issued and outstanding stock through a merger of KLA-Tencor with our subsidiaries, Topeka Merger Sub 1, Inc. and Topeka Merger Sub 3, Inc. (as assignee of Topeka Merger Sub 2, Inc.) (the “merger”). Consummation of the merger is subject to customary conditions to closing, including the receipt of required regulatory approvals. If any condition to the merger is not satisfied or waived, the merger will not be completed. We and KLA-Tencor also may terminate the merger agreement under certain circumstances. Any or all of the preceding could jeopardize our ability to consummate the merger on the already negotiated terms. To the extent the merger is not completed for any reason, we would have devoted substantial resources and management attention to the transaction without realizing the accompanying benefits expected by our management, and our financial condition and results of operations and the market value of our stock may be adversely affected. Additional risks and uncertainties associated with the merger include:

•	various conditions to the closing of the merger may not be satisfied or waived;

•	the failure to consummate the merger may result in negative publicity and a negative impression of us in the investment community;

•
we and KLA-Tencor are subject to litigation related to the merger, and may be subject to additional proceedings in the future, which may effect the merger from becoming effective within the expected time frame, or at all;

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

•
our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about the timing of the merger or their future roles and relationships with us following the completion of the merger may be adversely affected;

•
the increase in our leverage and debt service obligations as a result of the assumption of KLA-Tencor’s debt and the incurrence of additional financing in connection with the merger may adversely affect the combined company’s financial condition, results of operations and earnings per share; and

•	the attention of our employees and management may be diverted due to activities related to the merger; and disruptions from the merger, whether completed or not, may harm our relationships

Continues on next page
Lam Research Corporation 2016 10-K 24

with our employees, customers, distributors, suppliers or other business partners, may impair our ability to continuously innovate to meet the industry inflections, and may result in a loss of or a substantial decrease in purchases by our customers.
Even if the KLA-Tencor Merger is Consummated, We May Not Be Able to Integrate the Business of KLA-Tencor Successfully With our Own or Realize the Anticipated Benefits of the Merger
The merger involves the combination of two companies that currently operate as independent public companies. The combined company will be required to devote significant management attention and resources to integrating our business practices with those of KLA-Tencor. Potential difficulties that the combined company may encounter as part of the integration process include the following:

•
the inability to successfully combine our business with KLA-Tencor in a manner that permits the combined company to achieve the full revenue and cost synergies and other benefits anticipated to result from the merger;

•
required regulatory approvals from governmental entities may result in limitations, additional costs or placement of restrictions on the conduct of the combined company, imposition of additional material costs on or materially limiting the revenues of the combined company following the merger;

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
The Future Results of the Combined Company Will Suffer if the Combined Company Does Not Effectively Manage its Expanded Operations Following the Merger
Following the merger, the size of the business of the combined company will increase significantly beyond the current size of either our or KLA-Tencor’s business. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the merger.
The Combined Company is Expected to Incur Substantial Expenses Related to the Merger With and the Integration of KLA-Tencor
We have incurred and expect to continue to incur substantial expenses in connection with the merger with and the integration of KLA-Tencor. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing and benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our or their control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in the combined company taking significant

Continues on next page
Lam Research Corporation 2016 10-K 25

charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present.
The Merger May Result In a Loss of Customers or Strategic Alliances
As a result of the merger, some of the customers, potential customers or strategic partners of ours or KLA-Tencor may terminate or scale back their business relationship with the combined company. Some customers may not wish to source a larger percentage of their needs from a single company, or may feel that we or KLA-Tencor, as applicable, and thus the combined company is too closely allied with one of their competitors. Potential customers or strategic partners may delay entering into, or decide not to enter into, a business relationship with the combined company because of the merger. If customer relationships or strategic alliances are adversely affected by the merger, the combined company’s business and financial performance could suffer.
Third Parties May Terminate or Alter Existing Contracts with KLA-Tencor
KLA-Tencor has contracts with suppliers, distributors, customers, licensors, licensees, lessors and other business partners that have “change of control” or similar clauses that allow the counterparty to terminate or change the terms of their contract upon the closing of the transactions contemplated by the merger agreement. We or KLA-Tencor may seek to obtain consent from these other parties, but if these third party consents are not obtained, or are obtained on unfavorable terms, the combined company may lose the benefit of such contracts, including benefits that may be material to the business of the combined company.
Our Indebtedness Following Completion of the Merger Will Be Substantially Greater Than Our Indebtedness on a Stand-alone Basis and Greater Than Our and KLA-Tencor's Combined Indebtedness Existing Prior to the Merger. This Increased Level of Indebtedness Could Adversely Affect Us, Including by Decreasing Our Business Flexibility, And Will Increase Our Borrowing Costs. Downgrades in Our Ratings Could Adversely Affect Our Business, Cash Flows, Financial Condition and/or Operating Results.
We intend to fund the cash component of the merger consideration and related fees and expenses and to prepay KLA-Tencor’s term loan with a combination of the combined companies’ balance sheet cash and proceeds of approximately $4 billion under the term loans, the revolving credit agreement and debt securities. In connection with the anticipated KLA-Tencor merger, we also expect to offer to holders of KLA-Tencor's outstanding $2.5 billion aggregate principal amount of senior unsecured notes (the "KLA-Tencor Senior Notes") new series of our senior unsecured notes in exchange for the KLA-Tencor Senior Notes. Our substantially increased indebtedness and higher debt-to-equity ratio following completion of the merger in comparison to that prior to the merger will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and will increase our borrowing costs. In addition, the amount of cash required to service our increased indebtedness levels and thus the demands on our cash resources will be greater than the amount of cash flows required to service our indebtedness or that of KLA-Tencor individually prior to the merger. The increased levels of indebtedness could also reduce funds available for our investments in product development as well as capital expenditures, dividends, share repurchases and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.
In addition, our credit ratings impact the cost and availability of future borrowings, and, as a result, our cost of capital. Our ratings reflect each rating agency's opinion of our financial strength, operating performance and ability to meet our debt obligations or obligations to our insureds. Each of the ratings agencies reviews our ratings periodically, and there can be no assurance that our current ratings will be maintained in the future. Downgrades in our ratings could adversely affect our business, cash flows, financial condition and/or operating results.
There Can Be No Assurance that We Will be Able to Maintain the Financing We Intend to Use to Pay the Cash Portion of the Consideration for the Merger.
We have (1) entered into a senior unsecured term loan agreement which provides up to $1.53 million in term loans, subject to certain conditions; and (2) issued $2.4 billion principal amount of senior unsecured notes. We have also entered into an amendment and restatement of our existing revolving credit agreement pursuant to which, among other things, the revolving lenders agreed to increase their aggregate commitments under the revolving credit agreement from $300 million to $750 million.

Continues on next page
Lam Research Corporation 2016 10-K 26

We intend to fund the cash component of the merger consideration and related fees and expenses and to prepay KLA-Tencor’s outstanding term loans with a combination of the combined companies’ balance sheet cash and proceeds of approximately $4 billion under the term loans, from the issuance of senior unsecured notes and the revolving credit agreement.
The availability of the term loans is subject to certain conditions precedent and will terminate on October 20, 2016 if the merger has not been consummated by such date. In addition, if the merger with KLA-Tencor is not completed on or prior to December 30, 2016, or if the merger agreement is terminated on or prior to such date, we will be required to redeem $1.6 billion principal amount of senior notes pursuant to a special mandatory redemption feature of such notes.
Our obligation to complete the merger is not subject to a financing contingency. In the event that we and KLA-Tencor were to agree to extend the period of time in which to close the merger beyond October 20, 2016, there can be no assurance that we would be able to extend the availability of the term loans beyond that date.  In the event that the term loans are not available, or in the event of the special mandatory redemption of certain of our senior notes, other financing may not be available on acceptable terms, in a timely manner, or at all. If we are unable to secure alternative financing, the merger may not be completed or we could find it necessary to fund the merger, related fees and expenses, and the prepayment of KLA-Tencor’s outstanding term loans from other sources of liquidity, or we could be liable to KLA-Tencor for breach of the merger agreement in connection with our failure to consummate the merger.
Any delay in completing the KLA-Tencor Merger may reduce or eliminate the benefits expected to be achieved thereunder.
In addition to the required regulatory clearances, the KLA-Tencor merger is subject to a number of other conditions beyond our and KLA-Tencor’s control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the KLA-Tencor Merger for a significant period of time or prevent it from occurring. Any delay in completing the KLA-Tencor Merger could cause the combined company not to realize some or all of the synergies that we and KLA-Tencor expect to achieve if the KLA-Tencor Merger is successfully completed within its expected time frame. Neither we nor KLA-Tencor will be obligated to close the KLA-Tencor Merger if the KLA-Tencor Merger is not consummated by October 20, 2016.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our executive offices and principal operating and R&D facilities are located in Fremont, Livermore, and San Jose, California, Tualatin, Oregon, and Villach, Austria. The majority of the Fremont and Livermore facilities are held under operating leases expiring 2020 and 2021, in addition the Villach facilities are held under capital leases expiring in calendar year 2016. Our Fremont, Livermore, and Villach leases generally include options to renew or purchase the facilities. In addition, we lease or own properties for our service, technical support and sales personnel throughout the United States, Europe, Taiwan, Korea, Japan, China, and Southeast Asia, and lease or own manufacturing facilities located in Illinois, Ohio, Germany, and Korea. The company owns two properties in Fremont, as well as, the Tualatin facilities. During fiscal year 2016 we sold our San Jose facilities and entered into an operating lease for use of the buildings for a portion of calendar year 2016. Our facilities lease obligations are subject to periodic increases. We believe that our existing facilities are well-maintained and in good operating condition.

Item 3.	Legal Proceedings
While we are not currently party to any legal proceedings that we believe are material, we are either a defendant or plaintiff in various actions that have arisen from time to time in the normal course of business, including intellectual property claims. We accrue for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at

Continues on next page
Lam Research Corporation 2016 10-K 27

least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, we believe that the amount of any such additional loss would be immaterial to our business, financial condition, and results of operations.
Item 4.     Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Information
Our Common Stock is traded on the Nasdaq Global Select Market under the symbol LRCX. As of August 10, 2016, we had 454 stockholders of record. In fiscal year 2016 we paid our stockholders quarterly dividends of $0.30 per share, and in fiscal year 2015, quarterly dividends of $0.18 per share. The table below sets forth the high and low prices of our Common Stock as reported by The Nasdaq Stock Market, for the period indicated:

	2016
	High	Low
First Quarter	$84.13	$61.20
Second Quarter	$80.85	$61.65
Third Quarter	$81.29	$63.10
Fourth Quarter	$87.19	$72.00
	2015
	High	Low
First Quarter	$77.35	$66.70
Second Quarter	$85.70	$65.78
Third Quarter	$84.49	$69.92
Fourth Quarter	$84.39	$69.07
Repurchase of Company Shares
On April 29, 2014, the Board of Directors authorized the repurchase of up to $850 million of Common Stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using our on-shore cash and on-shore cash generation. This repurchase program has no termination date and may be suspended or discontinued at any time. As part of our share repurchase program, we may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. As part of our share repurchase program, we may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. We currently are restricted from repurchasing our common stock pursuant to the KLA-Tencor merger agreement.

Continues on next page
Lam Research Corporation 2016 10-K 28

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 28, 2015				$316,587
Quarter Ended September 27, 2015	1,413	$72.69	1,205	$229,094
Quarter Ended December 27, 2015	184	$69.76	—	$229,094
Quarter Ended March 27, 2016	297	$67.63	—	$229,094
March 28, 2016 - April 24, 2016	127	$82.54	—	$229,094
April 25, 2016 - May 22, 2016	10	$75.03	—	$229,094
May 23, 2016 - June 26, 2016	99	$83.63	—	$229,094
Total	2,130	$72.84	1,205	$229,094
 __________________________________

(1)
In addition to shares repurchased under the Board-authorized repurchase program, we acquired 924,823 shares at a total cost of $67.6 million which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plans.

Continues on next page
Lam Research Corporation 2016 10-K 29

Cumulative 5-year Return
The graph below compares Lam Research Corporation’s cumulative 5-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index, and the Philadelphia (“PHLX”) Semiconductor Sector Index. The graph tracks the performance of a $100 investment in our Common Stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2011 to June 30, 2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lam Research Corporation, the NASDAQ Composite Index, the S&P 500 Index, and the PHLX Semiconductor Index
*$100 invested on 6/30/2011 in stock or index, including reinvestment of dividends. Fiscal Year ending June 30.
Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

	6/11	6/12	6/13	6/14	6/15	6/16
Lam Research Corporation	100.00	85.23	100.14	153.04	186.18	195.44
NASDAQ Composite	100.00	108.58	128.19	169.08	192.10	187.57
S&P 500	100.00	105.45	127.17	158.46	170.22	177.02
PHLX Semiconductor	100.00	104.43	123.18	166.91	174.92	184.43

Continues on next page
Lam Research Corporation 2016 10-K 30

Item 6.	Selected Financial Data

	Year Ended(1)
	June 26, 2016	June 28, 2015	June 29, 2014	June 30, 2013	June 24, 2012
	(in thousands, except per share data)
OPERATIONS:
Revenue	$5,885,893	$5,259,312	$4,607,309	$3,598,916	$2,665,192
Gross margin	2,618,922	2,284,336	2,007,481	1,403,059	1,084,069
Goodwill impairment (2)	—	79,444	—	—	—
Restructuring charges, net	—	—	—	1,813	1,725
Operating income	1,074,256	788,039	677,669	118,071	237,733
Net income	914,049	655,577	632,289	113,879	168,723
Net income per share:
Basic	$5.75	$4.11	$3.84	$0.67	$1.36
Diluted	$5.22	$3.70	$3.62	$0.66	$1.35
Cash dividends declared per common share	$1.20	$0.84	$0.18	$—	$—
BALANCE SHEET:
Working capital	$6,795,109	$3,639,488	$3,201,661	$2,389,354	$2,988,181
Total assets	12,271,528	9,364,648	7,993,306	7,250,315	8,004,652
Long-term obligations, less current portion	3,749,657	1,388,335	1,198,221	1,170,048	1,255,600
Current portion of long-term debt and capital leases	949,494	1,359,650	518,267	514,655	511,139
 __________________________________

(1)
Fiscal years 2016, 2015, 2014, and 2013 amounts include operating results of Novellus. Fiscal year 2012 amounts include 20 days of operating results of Novellus from the acquisition date of June 4, 2012. The Novellus acquisition was accounted for as a business combination in accordance with the applicable accounting guidance.

(2)	Goodwill impairment analysis during fiscal year 2015 resulted in a non-cash impairment charge to our single-wafer clean reporting unit, extinguishing the goodwill ascribed to the reporting unit.

	Three Months Ended (1)
	June 26, 2016	March 27, 2016	December 27, 2015	September 27, 2015
	unaudited (in thousands, except per share data)
QUARTERLY FISCAL YEAR 2016:
Revenue	$1,546,261	$1,314,055	$1,425,534	$1,600,043
Gross margin	698,784	571,265	626,510	722,363
Operating income	309,241	190,753	238,834	335,428
Net income	258,939	143,451	222,980	288,679
Net income per share
Basic	$1.62	$0.90	$1.41	$1.82
Diluted	$1.46	$0.82	$1.28	$1.66
Number of shares used in per share calculations:
Basic	159,862	159,039	158,424	158,352
Diluted	177,649	174,373	174,242	174,374

Continues on next page
Lam Research Corporation 2016 10-K 31

	Three Months Ended (1)
	June 28, 2015	March 29, 2015	December 28, 2014	September 28, 2014
	unaudited (in thousands, except per share data)
QUARTERLY FISCAL YEAR 2015:
Revenue	$1,481,370	$1,393,333	$1,232,241	$1,152,368
Gross margin	641,538	600,602	536,657	505,539
Goodwill impairment	79,444	—	—	—
Operating income	191,035	239,965	188,741	168,298
Net income	131,271	206,285	176,940	141,081
Net income per share
Basic	$0.83	$1.30	$1.11	$0.87
Diluted	$0.74	$1.16	$1.00	$0.80
Number of shares used in per share calculations:
Basic	158,590	158,992	159,248	161,685
Diluted	176,575	177,531	177,046	177,118
  __________________________________

(1)	Our reporting period is a 52/53-week fiscal year. The fiscal years ended June 26, 2016 and June 28, 2015 included 52 weeks. All quarters presented above included 13 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties and changes in condition, significance, value and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this 2016 Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this 2016 Form 10-K).
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a description of our results of operations and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this 2016 Form 10-K. MD&A consists of the following sections:
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

Continues on next page
Lam Research Corporation 2016 10-K 32

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
The semiconductor capital equipment industry has been highly competitive and characterized by rapid changes in demand. This cyclicality has been mitigated in recent years by market demands and consolidation among our customers. With a reduced number of customers, variability in their business plans lead to changes in demand for Lam’s equipment and services. The variability in our customers’ investments during any particular period is dependent on several factors including but not limited to electronics demand, economic conditions (both general and in the semiconductor and electronics industries), industry supply and demand, prices for semiconductors, and our customers’ ability to develop and manufacture increasingly complex and costly semiconductor devices.
During the most recent fiscal year, demand for our products improved as semiconductor device manufacturers, particularly non volatile memory customers, made capacity and technology investments. Technology inflections in our industry, including 3DNAND, multiple patterning, FINFET and advanced packaging have led to an increase in our served addressable market for our deposition and etch products. We believe that, over the longer term, demand for our products should increase as the proportion of customers’ capital expenditures rises in these technology inflection areas, and we continue to gain market share.
In October 2015, as further described in Note 19 to our Consolidated Financial Statements, we announced that we had entered into an agreement to acquire KLA-Tencor Corporation.
The following summarizes certain key financial information for the periods indicated below:

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014	FY16 vs. FY15		FY15 vs. FY14
	(in thousands, except per share data and percentages)
Revenue	$5,885,893	$5,259,312	$4,607,309	$626,581	11.9%	$652,003	14.2%
Gross margin	$2,618,922	$2,284,336	$2,007,481	$334,586	14.6%	$276,855	13.8%
Gross margin as a percent of total revenue	44.5%	43.4%	43.6%	1.1%		(0.2)%
Total operating expenses	$1,544,666	$1,496,297	$1,329,812	$48,369	3.2%	$166,485	12.5%
Net income	$914,049	$655,577	$632,289	$258,472	39.4%	$23,288	3.7%
Net income per diluted share	$5.22	$3.70	$3.62	$1.52	41.1%	$0.08	2.2%
Fiscal year 2016 revenues increased 12% compared to fiscal year 2015, reflecting an increase in technology and capacity investments by our customers. Gross margin as a percentage of revenue improved 1.1%, which was primarily due to a more favorable customer and product mix.
Fiscal year 2015 revenues increased 14% compared to fiscal year 2014, reflecting the steady increase in spending on technology inflections. The small decrease in gross margin as a percentage of revenue for the fiscal year 2015 compared to fiscal year 2014 was due primarily to less favorable product mix partially offset by improved factory utilization due to higher production volumes.
Operating expenses in fiscal year 2016 increased as compared to fiscal year 2015 primarily as a result of continued investments in research and development and increased employee headcount. Fiscal year 2016 also included KLA-Tencor acquisition related costs.

Continues on next page
Lam Research Corporation 2016 10-K 33

Operating expenses in fiscal year 2015 increased as compared to fiscal year 2014 primarily as a result of continued investments in the next-generation research and development. In fiscal year 2015, we also recorded a goodwill impairment of approximately $79 million related to our single-wafer clean reporting unit.
Our cash and cash equivalents, investments, and restricted cash and investments balances totaled approximately $7.1 billion as of June 26, 2016 compared to $4.2 billion as of June 28, 2015. This increase was primarily the result of approximately $2.4 billion proceeds from June 2016 senior notes issuance, net of related issuance costs combined with cash flow provided from operating activities. Cash flow provided from operating activities was $1.4 billion for fiscal year 2016 compared to $786 million for fiscal year 2015. Cash flow provided from operating activities in fiscal 2016 was primarily used for $451.5 million of principal payments on debt instruments, $158.4 million in treasury stock purchases, $190.4 million in dividends paid to our stockholders, and $175.3 million of capital expenditures, and are partially offset by $59.4 million of treasury stock reissuance and common stock issuance resulting from our employee equity-based compensation programs.
Results of Operations
Shipments and Backlog
Shipments for fiscal year 2016 were approximately $5.9 billion, an increase of 8% compared to fiscal year 2015. Shipments for fiscal year 2015 were approximately $5.5 billion, an increase of 20% compared to fiscal year 2014. The increase in shipments during the fiscal year 2016 as compared to the last two fiscal years is related to continued strengthening of customer demand for semiconductor equipment.

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Shipments (in millions)	$5,901	$5,472	$4,551
Taiwan	25%	22%	21%
Korea	17%	26%	24%
China	20%	12%	15%
Japan	16%	14%	13%
Southeast Asia	11%	5%	5%
United States	8%	15%	15%
Europe	3%	6%	7%
The percentage of total semiconductor processing system shipments to each of the markets we serve were as follows for fiscal years 2016, 2015, and 2014.

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Memory	68%	58%	60%
Foundry	23%	30%	30%
Logic/integrated device manufacturing	9%	12%	10%
Our shipments to memory customers increased during fiscal year 2016 primarily due to higher demand from mobile, enterprise and client solid state drives. Foundry and logic spending decreased due to relatively lower spending levels at leading edge process nodes.
Unshipped orders in backlog as of June 26, 2016 were approximately $1,371 million, an increase from approximately $880 million as of June 28, 2015. Our unshipped orders backlog includes orders for systems, spares, and services. Please refer to “Backlog” in Part I Item 1, “Business” of this report for a description of our policies for adding to and adjusting backlog.

Continues on next page
Lam Research Corporation 2016 10-K 34

Revenue

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Revenue (in millions)	$5,886	$5,259	$4,607
Taiwan	25%	21%	23%
Korea	18%	27%	24%
China	18%	12%	14%
Japan	17%	12%	14%
Southeast Asia	10%	5%	5%
United States	8%	17%	13%
Europe	4%	6%	7%
The revenue increase in fiscal year 2016 as compared to the last two fiscal years reflects an increase in technology and capacity investments by our customers. Our revenue levels are generally correlated to the amount of shipments and our installation and acceptance time lines. The overall Asia region continues to account for a majority of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance was $566 million as of June 26, 2016 compared to $518 million as of June 28, 2015. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of customer acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $132 million as of June 26, 2016 compared to $164 million as of June 28, 2015.
Gross Margin

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014	FY16 vs. FY15		FY15 vs. FY14
	(in thousands, except percentages)
Gross margin	$2,618,922	$2,284,336	$2,007,481	$334,586	14.6%	$276,855	13.8%
Percent of total revenue	44.5%	43.4%	43.6%	1.1%		(0.2)%
The increase in gross margin as a percentage of revenue for fiscal year 2016 compared to fiscal year 2015 was due to a more favorable customer mix and product mix. Additionally, there was a $10 million impairment charge of a long lived asset in fiscal year 2015.
The decrease in gross margin as a percentage of revenue for fiscal year 2015 compared to fiscal year 2014 was due primarily to a less favorable product mix partially offset by improved factory utilization due to higher production volumes.

Continues on next page
Lam Research Corporation 2016 10-K 35

Research and Development

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014	FY16 vs. FY15		FY15 vs. FY14
	(in thousands, except percentages)
Research & development (“R&D”)	$913,712	$825,242	$716,471	$88,470	10.7%	$108,771	15.2%
Percent of total revenue	15.5%	15.7%	15.6%	(0.2)%		0.1%
We continued to make significant R&D investments focused on leading-edge deposition, plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The increase in R&D expense during fiscal year 2016 compared to fiscal year 2015 was primarily due to a $36 million increase in employee compensation and benefits related to increased headcount, a $14 million increase in facility and information technology related spending, a $14 million increase in supplies, a $12 million increase in depreciation and lab maintenance, and an $8 million increase in costs associated with campus consolidation.
The increase in R&D expense during fiscal year 2015 compared to fiscal year 2014 was primarily due to a $71 million increase in salaries and benefits related to increased headcount and higher incentive and equity compensation, a $12 million increase in supplies, a $5 million increase in depreciation and lab maintenance, and a $6 million increase in outside services.

Selling, General and Administrative

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014	FY16 vs. FY15		FY15 vs. FY14
	(in thousands, except percentages)
Selling, general & administrative (“SG&A”)	$630,954	$591,611	$613,341	$39,343	6.7%	$(21,730)	(3.5)%
Percent of total revenue	10.7%	11.2%	13.3%	(0.5)%		(2.1)%
The increase in SG&A expense during fiscal year 2016 compared to fiscal year 2015 was primarily due to $51 million of KLA-Tencor acquisition related costs and a $3 million increase in restructuring charges. This increase was offset by a $15 million gain on sale of assets net of associated exit costs.
The decrease in SG&A expense during fiscal year 2015 compared to fiscal year 2014 was due primarily to a decrease of $11 million in integration costs, a $9 million decrease in costs associated with rationalization of product configurations, and an $8 million decrease related to impairment of long lived assets. This decrease was offset by an $8 million increase in compensation and benefits expense.
Goodwill Impairment
Our annual goodwill impairment analysis for fiscal year 2015 resulted in a non-cash impairment charge upon our single-wafer clean reporting unit of $79 million, extinguishing the goodwill ascribed to the reporting unit. Uncertainty surrounding future revenue growth in certain products resulted in the estimated discounted cash flow falling below the carrying value of the goodwill balance. There were no impairment charges in fiscal year 2016 or 2014.
Gain on Sale of Real Estate
During fiscal year 2014, we sold our interest in nonessential property in Palo Alto, California, resulting in $135 million in net proceeds and a realized gain of $83 million from the transaction.

Continues on next page
Lam Research Corporation 2016 10-K 36

Other Expense, Net
Other expense, net, consisted of the following:

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
	(in thousands)
Interest income	$29,512	$19,268	$12,540
Interest expense	(134,773)	(73,682)	(61,692)
(Losses) gains on deferred compensation plan related assets, net	(3,995)	9,071	9,559
Foreign exchange gains (losses), net	308	2,331	1,529
Other, net	(5,191)	(4,177)	668
	$(114,139)	$(47,189)	$(37,396)
Interest income increased in fiscal year 2016 as compared to fiscal years 2015 and 2014, primarily as a result of higher cash and investment balances, as well as improvement to yield. The increase in interest expense during fiscal year 2016 as compared to fiscal year 2015 and 2014 was primarily due to the $1 billion Senior Note issuance in March 2015, combined with the note issuance cost amortization related to our KLA-Tencor acquisition bridge financing facility. The increase in interest expense during fiscal year 2015 as compared with fiscal years 2014 was primarily due to the $1 billion Senior Note issuance in the March 2015 quarter.
Foreign exchange gains in fiscal years 2016, 2015 and 2014 were related to un-hedged portions of the balance sheet exposures.
The loss on deferred compensation plan related assets, net in fiscal year 2016, as compared to similar gains in fiscal years 2015 and 2014, was driven by decline in the fair market value of the underlying funds at year end.
Other, net expense realized during fiscal year 2016 was primarily due to commitment fees related to our revolving loan and term loan commitments. Other, net expense realized during fiscal year 2015 was primarily due to a settlement of matters relating to certain investment transactions. Other, net income realized during fiscal year 2014 was primarily due to a gain on the disposition of a private equity investment.
Income Tax Expense (benefit)

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
	(in thousands, except percentages)
Income tax expense	$46,068	$85,273	$91,074
Effective tax rate	4.8%	11.5%	12.6%

The decrease in the effective tax rate in fiscal year 2016 as compared to fiscal year 2015 was primarily due to the tax benefit of the Altera court ruling (discussed in more detail below), higher income in lower tax jurisdictions, and an increased federal tax benefit due to a retroactive and permanent extension of federal research and development tax credit in fiscal year 2016.

The decrease in the effective tax rate in fiscal year 2015 as compared to fiscal year 2014 was primarily due to geographic mix of income between higher and lower tax jurisdictions, and an increased federal tax benefit in fiscal year 2015 due to a retroactive reinstatement of the second half of fiscal year 2014 federal research and development tax credit in fiscal year 2015.

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the

Continues on next page
Lam Research Corporation 2016 10-K 37

treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock-based compensation from its inter-company cost-sharing arrangement. However, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. We have evaluated the opinion and have recorded a tax benefit of $87.7 million related to reimbursement of cost share payments for the previously shared stock-based compensation costs. We have also recorded a tax benefit of $11.2 million related to stock-based compensation expense. In addition, we have recorded a tax liability of $73.6 million for the U.S. tax cost of potential repatriation of the associated contingent foreign earnings because at this time we cannot reasonably conclude that we have the ability and the intent to indefinitely reinvest these contingent earnings. We will continue to monitor this matter and related potential impacts to our consolidated financial statements.

International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States at rates that are generally lower than in the United States. Please refer to Note 6 of our Consolidated Financial Statements.
Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Our gross deferred tax assets were $465 million and $311 million at the end of fiscal years 2016 and 2015, respectively. These gross deferred tax assets were offset by deferred tax liabilities of $429 million and $318 million at the end of fiscal years 2016 and 2015, respectively, and a valuation allowance of $102 million and $86 million at the end of fiscal years 2016 and 2015, respectively. The change in the gross deferred tax assets, deferred tax liabilities, and valuation allowance between fiscal year 2016 and 2015 is primarily due to an increase related to tax credit carryforwards, recognition of a prepaid cost sharing deferred tax benefit related to the Altera case ruling and a decrease in deferred tax liabilities related to amortization of intangible assets offset by an increase in deferred tax liabilities related to depreciation of tangible assets, convertible debt accretion and an accrual for future tax liabilities due to the expected repatriation of foreign earnings of certain foreign subsidiaries for 2016.
As of our fiscal year end of June 26, 2016 we continue to record a valuation allowance to offset the entire California deferred tax asset balance due to the single sales factor apportionment election resulting in lower taxable income in California. We also recorded a valuation allowance on certain state tax credits and continue to record valuation allowances on certain foreign entities’ net operating losses. The valuation allowances were $102 million and $86 million at the end of fiscal years 2016 and 2015, respectively.
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

Continues on next page
Lam Research Corporation 2016 10-K 38

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on historical experience and on various other assumptions we believe to be applicable and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates, which could have a material impact on our business, results of operations, and financial condition. Our critical accounting estimates include:

•	the recognition and valuation of revenue from multiple-element arrangements, which impacts revenue;

•	the valuation of inventory, which impacts gross margin;

•	the valuation of warranty reserves, which impacts gross margin;

•	the valuation of equity based compensation expense, including forfeiture estimates, which impacts both gross margin and operating expenses;

•	the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions, which impact our provision for income tax expenses; and

•	the valuation and recoverability of long-lived assets, which impacts gross margin and operating expenses when we record asset impairments or accelerate their depreciation or amortization.
We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements regarding the critical accounting estimates indicated above. See Note 2, "Summary of Significant Accounting Policies," of our Consolidated Financial Statements for additional information regarding our accounting policies.
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

Continues on next page
Lam Research Corporation 2016 10-K 39

Warranty: We record a provision for estimated warranty expenses to cost of sales for each system when we recognize revenue. We periodically monitor the performance and cost of warranty activities, if actual costs incurred are different than our estimates, we may recognize adjustments to provisions in the period in which those differences arise or are identified. We do not maintain a general or unspecified reserves; all warranty reserves are related to specific systems.
Equity-based Compensation: Employee Stock Purchase Plan (“ESPP”) and Employee Stock Plans: We determine the fair value of our restricted stock units (“RSUs”), excluding market-based performance RSUs, based upon the fair market value of our common stock at the date of grant, discounted for dividends. We estimate the fair value of our market-based performance RSUs using a Monte Carlo simulation model at the date of the grant. We estimate the fair value of our stock options and ESPP awards using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. We amortize the fair value of equity-based awards over the vesting periods of the award and we have elected to use the straight-line method of amortization. We estimate expected equity award forfeitures based on historical forfeiture rate activity and expected future employee turnover. We recognize the effect of adjustments made to the forfeiture rate, if any in the period that we change the forfeiture estimate.
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
Long-lived assets: We review goodwill at least annually for impairment. If certain events or indicators of impairment occur between annual impairment tests, we will perform an impairment test at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to the reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting units. Prior to this allocation of the assets to the reporting units, we assess long-lived assets for impairment. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process R&D and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined. In our goodwill impairment process we first assess qualitative factors to determine whether it is necessary to perform a quantitative analysis. We do not calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount.
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

Continues on next page
Lam Research Corporation 2016 10-K 40

flows attributable to a reporting unit. In addition, we make certain judgments about allocating shared assets to the estimated balance sheets of our reporting units. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge.
As a result, several factors could result in an impairment of a material amount of our goodwill balance in future periods, including, but not limited to: (1) weakening of the global economy, weakness in the semiconductor equipment industry, or our failure to reach internal forecasts, which could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted cash flow value of our reporting units; and (2) a decline in our common stock price and resulting market capitalization, to the extent we determine that the decline is sustained and indicates a reduction in the fair value of our reporting units below their carrying value. Further, the value assigned to intangible assets, other than goodwill, is based on estimates and judgments regarding expectations such as the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, we may be required to record an impairment charge to write down the asset to its realizable value.

For other long-lived assets, we routinely consider whether indicators of impairment are present. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets is less than their carrying value. If the sum is less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. We recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 3, “Recent Accounting Pronouncements,” of our Consolidated Financial Statements, included in item 8 of this report.
Liquidity and Capital Resources
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $7.1 billion at the end of fiscal year 2016 compared to $4.2 billion at the end of fiscal year 2015. This increase was primarily the result of approximately $2.4 billion net proceeds from the June 2016 debt issuances. Approximately $3.1 billion and $2.2 billion of our total cash and investments as June 26, 2016 and June 28, 2015, respectively, was held outside the United States in our foreign subsidiaries, the majority of which is held in U.S. dollars and, substantially all of which would be subject to tax at U.S. rates if it were to be repatriated. Refer to Note 6 of our Consolidated Financial Statements, included in Item 8 of this report, for information concerning the potential tax impact of repatriating earnings for certain non-U.S. subsidiaries that are permanently reinvested outside the United States.
Cash Flow from Operating Activities
Net cash provided by operating activities of $1.4 billion during fiscal year 2016 consisted of (in millions):

Net income	$914.0
Non-cash charges:
Depreciation and amortization	291.0
Equity-based compensation expense	142.3
Deferred income taxes	(49.0)
Amortization of note discounts and issuance costs	70.5
Changes in operating asset and liability accounts	(52.2)
Gain on sale of assets	(15.2)
Other	48.9
$1,350.3

Continues on next page
Lam Research Corporation 2016 10-K 41

Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $169.0 million, inventories of $66.4 million, and prepaid expenses and other assets of $46.7 million, partially offset by the following sources of cash: increases in accounts payable of $41.6 million, deferred profit of $27.1 million, and accrued expenses and other liabilities of $161.1 million.
Cash Flow from Investing Activities
Net cash provided by investing activities during fiscal year 2016 was $592.5 million, which was primarily due to net sales and maturities of available-for-sale securities of $798.8 million, and proceeds on sale of assets of $79.7 million, off-set by net transfers to restricted cash and investments of $112.4 million and capital expenditures of $175.3 million.
Cash Flow from Financing Activities
Net cash provided by financing activities during fiscal year 2016 was $1,595.7 million, which was primarily due to $2,338.1 million in proceeds from the issuance of long-term debt, partially offset by $451.5 million of principal payments related primarily to the maturity of $450.0 million of convertible notes in the June quarter, $158.4 million in treasury stock repurchases and $190.4 million of dividends paid to stockholders.
Liquidity
Given the historical cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we expect that our levels of cash, cash equivalents, and investments at June 26, 2016 will be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.
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

Continues on next page
Lam Research Corporation 2016 10-K 42

Off-Balance Sheet Arrangements and Contractual Obligations
We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations that are recorded on our balance sheet in accordance with GAAP include our long-term debt which is outlined in the following table. Our off-balance sheet arrangements are presented as operating leases and purchase obligations in the table. Our contractual obligations and commitments as of June 26, 2016, relating to these agreements and our guarantees are included in the following table based on their contractual maturity date. The amounts in the table below exclude $231.5 million of liabilities related to uncertain tax benefits as we are unable to reasonably estimate the ultimate amount or time of settlement. See Note 6 of our Consolidated Financial Statements for further discussion.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Sublease Income
	(in thousands)
Operating Leases	$62,417	$20,393	$19,902	$13,570	$8,758	$(206)
Capital Leases	7,425	7,208	160	57	—	—
Purchase Obligations	231,586	221,312	4,358	4,205	1,711	—
Long-term Debt and Interest Expense (1)	5,891,509	138,847	721,363	1,547,636	3,483,663	—
Other long-term liabilities (2)	134,562	1,050	589	8,373	124,550	—
Total	$6,327,499	$388,810	$746,372	$1,573,841	$3,618,682	$(206)
  __________________________________

(1)
The conversion period for the Convertible Notes was open as of June 28, 2015 and as such the net carrying value of the Convertible Notes is included within current liabilities on our Consolidated Balance Sheet. The principal balances of the Convertible Notes are reflected in the payment period in the table above based on the contractual maturity assuming no conversion. See Note 13 of our Consolidated Financial Statements for additional information concerning the Convertible Notes and associated conversion features.

(2)
Certain tax-related liabilities and post retirement benefits classified as other non-current liabilities on the consolidated balance sheet are included in the more than 5 years category due to the uncertainty in the timing and amount of future payments. Additionally the balance excludes contractual obligations recorded in our consolidated balance sheet as current liabilities.

Operating Leases
We lease most of our administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases. Certain of our facility leases for buildings located in Fremont and Livermore, California, and certain other facility leases provide us with an option to extend the leases for additional periods or to purchase the facilities. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation. In addition to amounts included in the table above, we have guaranteed residual values for certain of our Fremont and Livermore facility leases of up to $249.9 million. See Note 15 to our Consolidated Financial Statements for further discussion.
Capital Leases
Capital leases reflect building and office equipment lease obligations. The amounts in the table above include the interest portion of payment obligations.
Purchase Obligations
Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. The contractual cash obligations and commitments table presented above contains our minimum obligations at June 26, 2016 under these arrangements and others. For obligations with cancellation provisions, the amounts included in the preceding table were limited to the non-cancelable portion of the agreement terms or

Continues on next page
Lam Research Corporation 2016 10-K 43

the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided.
Long-Term Debt
In May 2011, we issued and sold $450.0 million in aggregate principal amount of 0.50% Convertible Senior Notes due May 2016 (the “2016 Notes”) at par. At the same time, we issued and sold $450.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due May 2018 (the “2018 Notes”) at par. We pay cash interest on the 2018 Notes at an annual rate of 1.25%, on a semi-annual basis. The 2016 Notes matured in May 2016. Until their maturity in May 2016, we paid cash interest on the 2016 Notes at an annual rate of 0.5% on a semi-annual basis. Concurrently with the issuance of the 2016 Notes and 2018 Notes, we purchased convertible note hedges and sold warrants, which were structured to reduce the potential future economic dilution associated with the conversion of the 2016 Notes and the 2018 Notes.
In connection with the maturity of the 2016 Notes, we paid approximately $451.6 million in settlement of the 2016 Notes. We did not issue any shares of our Common Stock in respect of the 2016 Notes on a net basis as a result of our exercise of the convertible note hedge we purchased concurrently with the issuance of the 2016 Notes. The maturity of the 2016 Notes did not affect the warrants sold concurrently with the issuance of the 2016 Notes and those warrants remain outstanding in accordance with their terms.
The 2018 Notes may be converted into our Common Stock, under certain circumstances, based on a conversion rate of 16.3354 shares of our Common Stock per $1,000 principal amount of Notes, which is equal to a conversion price of approximately $61.22 per share of our Common Stock. The conversion price will be subject to adjustment for certain corporate events, including dividends on our Common Stock. Concurrently with the issuance of the Notes, we purchased convertible note hedges and sold warrants, which were structured to reduce the potential future economic dilution associated with the conversion of the 2018 the Notes.
In June 2012, with the acquisition of Novellus, we assumed $700.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041 (the "2041 Notes"). We pay cash interest on the 2041 Notes at an annual rate of 2.625%, on a semi-annual basis. The 2041 Notes may be converted, under certain circumstances, into our Common Stock based on a conversion rate of 29.3158 shares of Common Stock per $1,000 principal amount of notes, which represents a conversion price of approximately $34.11 per share of Common Stock. The conversion price will be subject to adjustment for certain events, including dividends on our Common Stock.
During the quarter-ended June 26, 2016, the market value of our Common Stock was greater than or equal to 130% of the 2018 Notes and 2041 Notes conversion prices for 20 or more trading days of the 30 consecutive trading days preceding the quarter end. As a result, the 2018 Notes and the 2041 Notes are convertible at the option of the holder and are classified as current liabilities in our Consolidated Balance Sheets for fiscal year 2016.
On March 12, 2015, we completed a public offering of $500.0 million aggregate principal amount of Senior Notes due March 15, 2020 (the “2020 Notes”) and $500.0 million aggregate principal amount of Senior Notes due March 15, 2025 (the “2025 Notes”). We pay interest at an annual rate of 2.75% and 3.80%, respectively, on the 2020 Notes and 2025 Notes, on a semi-annual basis on March 15 and September 15 of each year.
We may redeem the 2020 Notes and 2025 Notes at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect to the 2020 Notes and 2025 Notes and accrued and unpaid interest before February 15, 2020, for the 2020 Notes and before December 15, 2024, for the 2025 Notes. We may redeem the 2020 Notes and 2025 Notes at par, plus accrued and unpaid interest at any time on or after February 15, 2020 for the 2020 Notes and on or after December 24, 2024 for the 2025 Notes. In addition, upon the occurrence of certain events, as described in the indenture, we will be required to make an offer to repurchase the 2020 Notes and 2025 Notes at a price equal to 101% of the principal amount of the respective note, plus accrued and unpaid interest.
On June 7, 2016, we completed a public offering of $800.0 million aggregate principal amount of Senior Notes due June 15, 2021 (the "2021 Notes"), $600.0 million aggregate principal amount of Senior Notes due June 15, 2023 (the "2023 Notes") and $1 billion aggregate principal amount of Senior Notes due June 15, 2026 (the "2026 Notes" together with the 2020 Notes, 2021 Notes, 2023 Notes, and 2025 Notes, the “Senior Notes”, and

Continues on next page
Lam Research Corporation 2016 10-K 44

collectively with the Convertible Notes, the “Notes”). We will pay interest at an annual rate of 2.80%, 3.45% and 3.90%, respectively, on the 2021 Notes, 2023 Notes and 2026 Notes, on a semi-annual basis on June 15 and December 15 of each year, beginning December 15, 2016.
We may redeem the 2021 Notes, 2023 Notes, and 2026 Notes at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect to the 2021 Notes, 2023 Notes, and 2026 Notes and accrued and unpaid interest before May 15, 2021, for the 2021 Notes, before April 15, 2023 for the 2023 Notes, and before March 15, 2026 for the 2026 Notes. We may redeem the 2021 Notes, 2023 Notes, and 2026 Notes at par, plus accrued and unpaid interest at any time on or after May 15, 2021 for the 2021 Notes, on or after April 15, 2023 for the 2023 Notes, and on or after March 15, 2026 for the 2026 Notes. In addition, upon the occurrence of certain events, as described in the indenture, we will be required to make an offer to repurchase the 2021 Notes, 2023 Notes and 2026 Notes at a price equal to 101% of the principal amount of the respective note, plus accrued and unpaid interest.
In the event (i) the proposed merger with KLA-Tencor is not completed on or prior to December 30, 2016 or (ii) the Agreement and Plan of Merger and Reorganization, dated as of October 20, 2015, by and among us, KLA-Tencor, Topeka Merger Sub 1, Inc., and Topeka Merger Sub 3, Inc. (as assignee of Topeka Merger Sub 2, Inc.), is terminated on or at any time prior to such date (each such event referred to as a “Special Mandatory Redemption Event”), we will be required to redeem all of the 2023 Notes and the 2026 Notes then outstanding, at a special mandatory redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest from the date of initial issuance, or the most recent interest payment date on which interest was paid, whichever is later, to, but not including, the Special Mandatory Redemption Date (as defined below). The 2021 Notes are not subject to this special mandatory redemption. The “Special Mandatory Redemption Date” means the date specified in the notice of special mandatory redemption to be delivered to the holders of the notes no later than five business days following the Special Mandatory Redemption Event, which Special Mandatory Redemption Date shall be three business days after such notice is mailed.
During fiscal year 2016, 2015, and 2014, we made $451.5 million, $1.5 million, and $1.7 million, respectively, in principal payments on long-term debt and capital leases.
Term Loan Agreement
On May 13, 2016, we entered into an Amended and Restated Term Loan Agreement (the “Amended and Restated Term Loan Agreement”), which amends and restates the Term Loan Agreement we entered into on November 10, 2015 with a syndicate of lenders. The Amended and Restated Term Loan Agreement provides for a $1,530 million senior unsecured term loan facility composed of two tranches; (i) a $1,005 million tranche of 3-year senior unsecured loans (the "3-Year Tranche") maturing on the 3-year anniversary of the closing date of the acquisition of KLA-Tencor subject to several conditions; and (ii) a $525.0 million tranche of 5-year senior unsecured loans (the "5-Year Tranche") maturing on the 5-year anniversary of the closing date of the acquisition of KLA-Tencor subject to several conditions. The Amended and Restated Term Loan will terminate on October 20, 2016 if the merger has not been consummated by such date.
Interest on amounts borrowed under the Amended and Restated Term Loan Agreement is, at our option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.50%, or (c) one-month LIBOR plus 1.00%, plus a spread of 0.00% to 0.75% for the 3-Year Tranche or 0.125% to 1.000% for the 5-Year Tranche or (ii) LIBOR multiplied by the statutory reserve rate plus a spread of 1.000% to 1.750% for the 3-Year Tranche or 1.125% to 2.000% for the 5-Year Tranche, in each case as the applicable spread is determined based on the rating of the our non-credit enhanced, senior unsecured long-term debt.
Principal and accrued and unpaid interest is due and payable in equal quarterly amounts as set forth in the Amended and Restated Term Loan Agreement, with any remaining balance due and accrued and unpaid interest due at maturity. Additionally, we will pay the lenders a quarterly commitment fee that varies based on our rating described above. The Amended and Restated Term Loan Agreement also contains financial covenants that require us to maintain (i) a consolidated debt to capitalization ratio of no more than 0.50 to 1.00 (the “Capitalization Covenant”), provided that, until and including the earlier of (x) the end of the first two consecutive full fiscal quarters following the Amended and Restated Term Loan Agreement's closing date that we are in compliance with the Capitalization Covenant and (y) December 31, 2017, if we are not in compliance with the Capitalization Covenant, we will be deemed not to have violated the Capitalization Covenant so long as our

Continues on next page
Lam Research Corporation 2016 10-K 45

consolidated debt to adjusted EBITDA ratio is less than or equal to 4.50 to 1.00 for the period of four fiscal quarters then ended, and (ii) liquidity of no less than $1.0 billion, in each case determined in accordance with the Amended and Restated Term Loan Agreement. The funding of the loans under the Amended and Restated Term Loan Agreement will be on the closing date of the acquisition of KLA-Tencor subject to several conditions.
Revolving Credit Arrangements
On November 10, 2015, we entered into an Amendment and Restatement Agreement (as amended on April 26, 2016, by Amendment No.1 to Amended and Restated Credit Agreement, and as further amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Amended and Restated Credit Agreement”), which amends and restates our prior unsecured Credit Agreement, dated March 12, 2014 (as amended by Amendment No. 1, dated March 5, 2015). The Amended and Restated Credit Agreement provides for an increase to our revolving unsecured credit facility, from $300.0 million to $750.0 million with a syndicate of lenders. It includes an expansion option, subject to certain requirements, for us to request an increase in the facility of up to an additional $250.0 million, for a potential total commitment of $1.0 billion. Proceeds from the credit facility can be used for general corporate purposes. The facility matures on November 10, 2020.
Interest on amounts borrowed under the credit facility is, at our option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (ii) LIBOR multiplied by the statutory reserve rate, plus a spread of 0.9% to 1.5%, in each case as the applicable spread is determined based on the rating of our non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, we will pay the lenders a quarterly commitment fee that varies based on our credit rating. The Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants and events of default that are substantially similar to those in the Amended and Restated Term Loan Agreement. As of June 26, 2016, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.
Debt Commitment
On October 20, 2015, we obtained a commitment for $4.2 billion of bridge financing from Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC (“the Commitment Parties”) to finance, in part, the acquisition of KLA-Tencor. The Commitment Parties' commitment to provide financing (the “Bridge Facility”) was subject to certain conditions, including consummation of the merger with KLA-Tencor. On November 10, 2015, we entered into the Term Loan Agreement for $0.9 billion and the Bridge Facility was reduced to $3.3 billion, correspondingly, both with a syndicate of lenders. Following the execution of our June 2016 debt offering and other available credit modifications (see Note 13 to our Consolidated Financial Statements), this commitment was terminated during the three months ended June 26, 2016.
Other Guarantees
We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts that may limit our exposure to such indemnifications. As of June 26, 2016, we had not recorded any liability on our Consolidated Financial Statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that we will pay any amounts under these guarantees.
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
We provide guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 26, 2016, the maximum potential amount of future payments that we could be required to make under these arrangements and letters of credit was $12.1 million. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Continues on next page
Lam Research Corporation 2016 10-K 46

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Investments
We maintain an investment portfolio of various holdings, types, and maturities. As of June 26, 2016, our mutual funds are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Any material differences between the cost and fair value of trading securities is recognized as “Other income (expense)” in our Consolidated Statement of Operations. All of our other investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.
Interest Rate Risk
Fixed Income Securities
Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of June 26, 2016 were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of	Valuation of Securities Given an Interest Rate Increase of X Basis Points
				June 26, 2016
	(150 BPS)	(100 BPS)	(50 BPS)	—%	50 BPS	100 BPS	150 BPS
	(in thousands)
Time Deposit	$904,243	$904,243	$904,243	$904,243	$904,243	$904,243	$904,243
Municipal Notes and Bonds	266,956	266,857	266,532	265,725	264,913	264,101	263,290
US Treasury & Agencies	461,378	461,378	460,090	456,788	453,313	449,837	446,361
Government-Sponsored Enterprises	32,316	32,309	32,201	31,963	31,726	31,488	31,250
Foreign Government Bonds	42,093	42,037	41,789	41,512	41,233	40,956	40,678
Bank and Corporate Notes	1,000,189	996,383	989,991	983,341	976,693	970,045	963,397
Mortgage Backed Securities - Residential	17,715	17,626	17,458	17,280	17,100	16,922	16,743
Mortgage Backed Securities - Commercial	55,947	55,635	55,317	54,999	54,681	54,363	54,045
Total	$2,780,837	$2,776,468	$2,767,621	$2,755,851	$2,743,902	$2,731,955	$2,720,007
We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

Continues on next page
Lam Research Corporation 2016 10-K 47

Long-Term Debt
As of June 26, 2016, we had $4.55 billion in principal amount of fixed-rate long-term debt outstanding, with a fair value of $5.88 billion. The fair value of our Notes is subject to interest rate risk, market risk, and other factors due to the convertible feature, as applicable. Generally, the fair value of Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, the fair value of the Convertible Notes will increase as our Common Stock price increases and decrease as our Common Stock price decreases. The interest and market value changes affect the fair value of our Notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of our Notes for disclosure purposes.
Equity Price Risk
Publicly Traded Securities
The values of our investments in publicly traded securities, including mutual funds related to our obligations under our deferred compensation plans, are subject to market price risk. The following table presents the hypothetical fair values of our publicly traded securities that would result from potential decreases and increases in the price of each security in the portfolio. Potential fluctuations in the price of each security in the portfolio of plus or minus 10%, 15%, or 25% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of June 26, 2016 were as follows:

	Valuation of Securities Given an X% Decrease in Stock Price			Fair Value as of	Valuation of Securities Given an X% Increase in Stock Price
				June 26, 2016
	(25)%	(15)%	(10)%	—%	10%	15%	25%

Mutual Funds	$30,241	$34,273	$36,289	40,321	$44,353	$46,369	$50,401
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
We enter into foreign currency forward and option contracts to minimize the short-term impact of exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily third party accounts receivables, accounts payables and intercompany receivables and payables. In addition, we hedge certain anticipated foreign currency cash flows, primarily on Japanese yen-denominated revenues and euro-denominated and Korean won-denominated expenses.
To protect against the reduction in value of anticipated revenues denominated in Japanese yen and euro-denominated and Korean won-denominated expenses, we enter into foreign currency forward and option contracts that generally expire within 12 months, and no later than 24 months. These foreign currency hedge contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue and/or expense is recognized. We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain non-U.S.-dollar denominated monetary assets and liabilities, primarily third party accounts receivables, accounts payables and intercompany receivables and payables. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities also recorded in other income (expense), net, assuming the hedge contract fully covers the intercompany and trade receivable balances. The notional amount and unrealized gain of our outstanding forward and option contracts that are designated as cash flow hedges, as of June 26, 2016 are shown in the table below. This table also

Continues on next page
Lam Research Corporation 2016 10-K 48

shows the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent.

		Notional Amount	Unrealized FX Gain / (Loss)	Valuation of FX Contracts Given an X% Increase (+)/Decrease(-) in Each
			June 26, 2016	=+ / - (10%)	=+ / - (15%)
		(in $ Millions)
Forward contracts
Sell	Japanese Yen	$219.1	$(11.8)	$23.0	$34.5
Buy	Korean Won	8.6	0.1	0.9	1.3
Buy	Euro	36.3	0.8	3.7	5.5
			$(10.9)	$27.6	$41.3
Option contracts
Buy Put (1)	Japanese Yen	$39.1	$(0.4)	$0.5	$0.8
Sell put (2)	Japanese Yen	39.1	—	0.1	0.3
			$(0.4)	$0.6	$1.1
(1) Contracts were entered into and designated as cash flow hedges under ASC 815, during the fiscal year as part of our cash flow hedge program. The contracts were subsequently de-designated during the year ended June 26, 2016. Changes in fair market value subsequent to de-designation affect current earnings.
(2) Contracts were entered into to off-set the buy put contracts, and while not designated as a cash flow hedge they are considered to be part of our cash flow hedge program. Changes in fair market value effect current earnings.
The notional amount and unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges, as of June 26, 2016 are shown in the table below. This table also shows the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent. These changes in fair values would be offset in other income (expense), net, by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contract fully covers the intercompany and trade receivable balances.

		Notional Amount	Unrealized FX Gain / (Loss)	Valuation of FX Contracts Given an X% Increase (+)/Decrease(-) in Each
			June 26, 2016	=+ / - (10%)	=+ / - (15%)
		(in $ Millions)
Forward contracts, balance sheet hedge
Sell	Japanese Yen	$56.9	$1.3	$5.8	$8.5
Sell	Korean Won	5.0	(0.1)	0.5	0.7
Buy	Swiss Francs	4.5	—	0.4	0.7
Buy	Taiwan Dollar	23.3	(0.1)	2.3	3.5
Buy	Chinese Renminbi	9.1	—	0.9	1.4
Buy	Singapore Dollar	18.3	—	1.8	2.7
Buy	Euro	16.0	(0.4)	1.6	2.4
			$0.7	$13.3	$19.9

Continues on next page
Lam Research Corporation 2016 10-K 49

Interest Rate Contracts
Interest rate risk is present with both fixed and floating-rate debt. Interest rate swap agreements designated as fair value hedges are used to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in benchmark interest rates. Accordingly, benchmark interest rate fluctuations impact the fair value of our fixed-rate debt, which are offset by corresponding changes in the fair value of the swap agreements. Interest rate swaps may also be used to adjust interest rate exposures when appropriate, based on market conditions, and for qualifying hedges, the interest differential of swaps is included in interest expense. During the fiscal year ended June 26, 2016, we entered into a series of interest rate contracts with a total notional value of $400.0 million where we received fixed rates and paid variable rates based on certain benchmark interest rates. Such interest rate swap arrangements were designated as fair value hedges of the fair value of the underlying debt instrument.
The following table shows the change in fair value of these fair value hedges, assuming a hypothetical benchmark interest rate movement of plus-or-minus 10 BPS and plus-or-minus 15 BPS.

Fair Value as of June 26, 2016	Valuation of Fair Value Hedge Given an Interest Rate Increase of X Basis Points		Valuation of Fair Value Hedge Given an Interest Rate Decrease of X Basis Points
	10 BPS	15 BPS	10 BPS	15 BPS
(in $ Millions)
$8.6	$5.5	$3.9	$11.6	$13.2

Interest rate risk is also present on anticipated issuances of debt. We manage our interest rate exposure on anticipated issuances of debt through forward starting interest rate swap agreements. Forward-starting interest rate swap agreements designated as cash flow hedges are used to mitigate our exposure to changes in future interest payments that results from fluctuations in benchmark interest rates prior to the issuance of the debt. Accordingly, benchmark interest rate fluctuations impact the interest cash flows of the Company’s anticipated debt issuances, which are offset by corresponding changes in the fair value of the forward-starting interest rate swap agreements. During the fiscal year ended June 26, 2016, we entered into and settled a series of forward-starting interest rate swap agreements with a total notional value of $600.0 million, associated with our June 2016 debt offering. Such forward-starting interest rate swap agreements were designated as hedges of the cash flows associated with benchmark interest rates underlying future interest payments on the June 2016 debt issuances.

Continues on next page
Lam Research Corporation 2016 10-K 50

Item 8.    Financial Statements and Supplementary Data

Continues on next page
Lam Research Corporation 2016 10-K 51

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Revenue	$5,885,893	$5,259,312	$4,607,309
Cost of goods sold	3,266,971	2,974,976	2,599,828
Gross margin	2,618,922	2,284,336	2,007,481
Research and development	913,712	825,242	716,471
Selling, general and administrative	630,954	591,611	613,341
Goodwill impairment	—	79,444	—
Total operating expenses	1,544,666	1,496,297	1,329,812
Operating income	1,074,256	788,039	677,669
Gain on sale of real estate	—	—	83,090
Other expense, net	(114,139)	(47,189)	(37,396)
Income before income taxes	960,117	740,850	723,363
Income tax expense	(46,068)	(85,273)	(91,074)
Net income	$914,049	$655,577	$632,289
Net income per share:
Basic	$5.75	$4.11	$3.84
Diluted	$5.22	$3.70	$3.62
Number of shares used in per share calculations:
Basic	158,919	159,629	164,741
Diluted	175,159	177,067	174,503
See Notes to Consolidated Financial Statements

Continues on next page
Lam Research Corporation 2016 10-K 52

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Net income	$914,049	$655,577	$632,289
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,403)	(22,139)	4,192
Cash flow hedges:
Net unrealized (losses) gains during the period	(17,725)	1,595	8,004
Net losses (gains) reclassified into earnings	4,961	(4,388)	(10,892)
	(12,764)	(2,793)	(2,888)
Available-for-sale investments:
Net unrealized gains (losses) during the period	9,028	(5,389)	1,407
Net (gains) losses reclassified into earnings	(371)	71	165
	8,657	(5,318)	1,572
Defined benefit plans, net change in unrealized component	(3,027)	1,109	(2,838)
Other comprehensive (loss) income, net of tax	(11,537)	(29,141)	38
Comprehensive income	$902,512	$626,436	$632,327
See Notes to Consolidated Financial Statements

Continues on next page
Lam Research Corporation 2016 10-K 53

LAM RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 26, 2016	June 28, 2015
ASSETS
Cash and cash equivalents	$5,039,322	$1,501,539
Investments	1,788,612	2,574,947
Accounts receivable, less allowance for doubtful accounts of $5,155 as of June 26, 2016 and $4,890 as of June 28, 2015	1,262,145	1,093,582
Inventories	971,911	943,346
Prepaid expenses and other current assets	152,921	157,435
Total current assets	9,214,911	6,270,849
Property and equipment, net	639,608	621,418
Restricted cash and investments	250,421	170,969
Goodwill	1,386,276	1,387,509
Intangible assets, net	564,921	728,140
Other assets	215,391	185,763
Total assets	$12,271,528	$9,364,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$348,199	$300,203
Accrued expenses and other current liabilities	772,910	649,438
Deferred profit	349,199	322,070
Current portion of convertible notes and capital leases	949,494	1,359,650
Total current liabilities	2,419,802	2,631,361
Senior notes, convertible notes, and capital leases, less current portion	3,383,581	1,001,382
Income taxes payable	231,514	202,930
Other long-term liabilities	134,562	184,023
Total liabilities	6,169,459	4,019,696
Commitments and contingencies
Temporary equity, convertible notes	207,552	241,808
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding 160,201 shares at June 26, 2016 and 158,531 shares at June 28, 2015	160	159
Additional paid-in capital	5,572,898	5,366,773
Treasury stock, at cost, 101,071 shares at June 26, 2016 and 99,562 shares at June 28, 2015	(4,429,317)	(4,302,847)
Accumulated other comprehensive loss	(69,333)	(57,796)
Retained earnings	4,820,109	4,096,855
Total stockholders’ equity	5,894,517	5,103,144
Total liabilities and stockholders’ equity	$12,271,528	$9,364,648
See Notes to Consolidated Financial Statements

Continues on next page
Lam Research Corporation 2016 10-K 54

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$914,049	$655,577	$632,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291,028	277,920	292,254
Deferred income taxes	(49,003)	5,551	7,537
Impairment of long-lived assets	—	9,821	11,632
Equity-based compensation expense	142,348	135,354	103,700
Income tax (expense) benefit on equity-based compensation plans	(1,023)	11,316	5,973
Excess tax expense (benefit) on equity-based compensation plans	1,020	(11,398)	(6,065)
Amortization of note discounts and issuance costs	70,522	37,550	35,482
Gain on sale of business	—	(7,431)	—
Gain on sale of assets	(15,223)	—	(83,090)
Goodwill impairment	—	79,444	—
Other, net	48,788	12,656	12,669
Changes in operating asset and liability accounts:
Accounts receivable, net of allowance	(169,034)	(294,155)	(201,549)
Inventories	(66,371)	(207,462)	(190,058)
Prepaid expenses and other assets	(46,664)	(52,496)	(11,923)
Trade accounts payable	41,645	76,617	18,704
Deferred profit	27,129	86,146	10,886
Accrued expenses and other liabilities	161,066	(29,507)	78,608
Net cash provided by operating activities	1,350,277	785,503	717,049
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(175,330)	(198,265)	(145,503)
Business acquisitions, net of cash acquired	—	(1,137)	(30,227)
Purchases of available-for-sale securities	(874,998)	(3,086,808)	(1,312,244)
Sales and maturities of available-for-sale securities	1,673,826	2,137,068	1,028,278
Purchase of other investments	—	(2,500)	—
Proceeds from sale of assets	79,730	—	156,397
Proceeds from sale of business	—	41,212	—
Transfer of restricted cash and investments	(112,381)	356	28,085
Other, net	1,636	3,978	10,000
Net cash provided by (used for) investing activities	592,483	(1,106,096)	(265,214)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(451,497)	(1,515)	(1,658)
Net proceeds from issuance of long-term debt	2,338,144	992,225	—
Excess tax (expense) benefit on equity-based compensation plans	(1,020)	11,398	6,065
Treasury stock purchases	(158,389)	(573,240)	(244,859)
Dividends paid	(190,402)	(116,059)	—
Reissuances of treasury stock related to employee stock purchase plan	55,992	48,803	42,926
Proceeds from issuance of common stock	3,405	17,520	34,791
Other, net	(488)	(660)	—
Net cash provided by (used for) financing activities	$1,595,745	$378,472	$(162,735)

Continues on next page
Lam Research Corporation 2016 10-K 55

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Effect of exchange rate changes on cash and cash equivalents	$(722)	$(9,017)	$1,104
Net increase in cash and cash equivalents	3,537,783	48,862	290,204
Cash and cash equivalents at beginning of year	1,501,539	1,452,677	1,162,473
Cash and cash equivalents at end of year	$5,039,322	$1,501,539	$1,452,677
Schedule of noncash transactions
Accrued payables for stock repurchases	$—	$3,255	$3,392
Accrued payables for capital expenditures	27,953	22,436	8,085
Dividends payable	48,052	47,659	29,240
Transfers of finished goods inventory to property and equipment, net	37,822	4,547	—
Supplemental disclosures:
Cash payments for interest	$58,810	$26,393	$26,489
Cash payments for income taxes, net	39,745	114,512	18,157
See Notes to Consolidated Financial Statements

Continues on next page
Lam Research Corporation 2016 10-K 56

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total
Balance at June 30, 2013	162,873	$163	$5,084,544	$(3,539,830)	$(28,693)	$2,972,688	$4,488,872
Sale of common stock	3,140	3	34,788	—	—	—	34,791
Purchase of treasury stock	(4,860)	(5)	—	(253,180)	—	—	(253,185)
Income tax benefits on equity-based compensation plans	—	—	5,973	—	—	—	5,973
Reissuance of treasury stock	1,197	1	6,991	35,934	—	—	42,926
Equity-based compensation expense	—	—	103,700	—	—	—	103,700
Reclassification from temporary to permanent equity	—	—	3,571	—	—	—	3,571
Net income	—	—	—	—	—	632,289	632,289
Other comprehensive income	—	—	—	—	38	—	38
Cash dividends declared ($.18 per common share)	—	—	—	—	—	(29,240)	(29,240)
Balance at June 29, 2014	162,350	162	5,239,567	(3,757,076)	(28,655)	3,575,737	5,029,735
Sale of common stock	2,876	4	17,519	—	—	—	17,523
Purchase of treasury stock	(7,638)	(8)	—	(573,096)	—	—	(573,104)
Income tax benefits on equity-based compensation plans	—	—	11,316	—	—	—	11,316
Reissuance of treasury stock	943	1	21,477	27,325	—	—	48,803
Equity-based compensation expense	—	—	135,354	—	—	—	135,354
Reclassification from temporary to permanent equity	—	—	(58,460)	—	—	—	(58,460)
Net income	—	—	—	—	—	655,577	655,577
Other comprehensive income	—	—	—	—	(29,141)	—	(29,141)
Cash dividends declared ($.84 per common share)	—	—	—	—	—	(134,459)	(134,459)
Balance at June 28, 2015	158,531	159	5,366,773	(4,302,847)	(57,796)	4,096,855	5,103,144
Sale of common stock	2,863	2	3,403	—	—	—	3,405
Purchase of treasury stock	(2,130)	(2)	—	(155,132)	—	—	(155,134)
Income tax benefits on equity-based compensation plans	—	—	(1,023)	—	—	—	(1,023)
Reissuance of treasury stock	937	1	27,329	28,662	—	—	55,992
Equity-based compensation expense	—	—	142,348	—	—	—	142,348
Effect of conversion of convertible notes	—	—	(188)	—	—	—	(188)
Reclassification to temporary from permanent equity, net	—	—	34,256	—	—	—	34,256
Net income	—	—	—	—	—	914,049	914,049
Other comprehensive income	—	—	—	—	(11,537)	—	(11,537)
Cash dividends declared ($1.20 per common share)	—	—	—	—	—	(190,795)	(190,795)
Balance at June 26, 2016	160,201	$160	$5,572,898	$(4,429,317)	$(69,333)	$4,820,109	$5,894,517
See Notes to Consolidated Financial Statements

Continues on next page
Lam Research Corporation 2016 10-K 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 26, 2016
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
The Company sells its products and services primarily to companies involved in the production of semiconductors in the United States, Europe, Taiwan, Korea, Japan, China, and Southeast Asia.
The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns, such as electronics demand, memory pricing, and foundry utilization rates, may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2016, 2015, and 2014 may not necessarily be indicative of future operating results.
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

Continues on next page
Lam Research Corporation 2016 10-K 58

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
The Company makes quarterly assessments of the adequacy of its tax credit pool related to equity-based compensation to determine if there are any deficiencies that it is required to recognize in the Company’s Consolidated Statements of Operations. The Company will only recognize a benefit from equity-based compensation in paid-in-capital if it realizes an incremental tax benefit after all other tax attributes currently available to us have been utilized. In addition, the Company has elected to account for the indirect benefits of equity-based compensation on the research tax credit through the income statement rather than through paid-in-capital. The Company also elected to net deferred tax assets and the associated valuation allowance related to net operating loss and tax credit carryforwards for the accumulated stock award tax benefits for income tax footnote disclosure purposes. The Company tracks these stock award attributes separately and will only recognize these attributes through paid-in-capital.
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

Continues on next page
Lam Research Corporation 2016 10-K 59

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
The Company reviews goodwill at least annually for impairment. If certain events or indicators of impairment occur between annual impairment tests, the Company would perform an impairment test at that date. In testing for a potential impairment of goodwill, the Company: (1) allocates goodwill to its reporting units to which the acquired goodwill relates; (2) estimates the fair value of its reporting units; and (3) determines the carrying value (book value) of those reporting units. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, the Company must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process R&D and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined. In the Company’s goodwill impairment process it first assesses qualitative factors to determine whether it is necessary to perform a quantitative analysis. The Company does not calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. The Company performs an annual goodwill impairment analysis as of the first day of its fourth fiscal quarter. The Company did not record impairments of goodwill during the years ended June 26, 2016 and June 29, 2014. For the year ended June 28, 2015 the Company recorded an impairment charge on its single-wafer clean reporting unit of approximately $79.4 million.
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

Continues on next page
Lam Research Corporation 2016 10-K 60

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
The Company reviews indefinite-lived intangible assets for an impairment annually, or when events or circumstances indicate the carrying value may not be recoverable. Factors that may be a change in circumstances, indicating the carrying value of intangible assets subject to amortization may not be recoverable, include a reduced future cash flow estimate, and slower growth rates in the industry segment in which the Company participates. The Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets is less than their carrying value. If the sum is less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. The Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The Company did not record an impairment charge on indefinite-lived assets during the years ended June 26, 2016 or June 28, 2015. The Company recognized a $4.0 million impairment charge related to indefinite-lived assets during the year ended June 29, 2014.
Impairment of Long-Lived Assets (Excluding Goodwill and indefinite-lived Intangibles): The Company routinely considers whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets is less than their carrying value. If the sum is less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. The Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value. The Company did not record an impairment loss in the year ended June 26, 2016. The Company recorded a $9.8 million and $7.6 million impairment loss on long-lived assets during the years ended June 28, 2015 and June 29, 2014, respectively.
Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar, and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal years ended on June 26, 2016, June 28, 2015, and June 29, 2014 and each included 52 weeks.
Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Cash Equivalents and Investments: Investments purchased with an original maturity of three months or less are considered cash equivalents. The Company also invests in certain mutual funds, which include equity and fixed income securities, related to its obligations under its deferred compensation plan, and such investments are classified as trading securities on the consolidated balance sheets. All of the Company’s other investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as “Other income (expense)” in the Consolidated Statement of Operations. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and difference between the cost and fair value of available-for-sale securities is presented as a component of accumulated other comprehensive income (loss). Unrealized losses on available-for-sale securities are charged against “Other income (expense)” when a decline in fair value is determined to be other-than-temporary. The Company considers several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost basis, (ii) the financial condition and near term prospects of the issuer, (iii) the length of

Continues on next page
Lam Research Corporation 2016 10-K 61

time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect its results of operation. An other-than-temporary impairment is triggered when there is an intent to sell the security, it is more-likely-than-not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Other-than-temporary impairments attributed to credit losses are recognized in the income statement. The specific identification method is used to determine the realized gains and losses on investments.
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
Derivative Financial Instruments: In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. The Company’s policy is to mitigate the effect of these exchange rate fluctuations on certain foreign currency denominated business exposures. The Company has a policy that allows the use of derivative financial instruments to hedge foreign currency exchange rate fluctuations on forecasted revenue and expenses and net monetary assets or liabilities denominated in various foreign currencies. The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values. The Company does not use derivatives for trading or speculative purposes. The Company does not believe that it is exposed to more than a nominal amount of credit risk in its interest rate and foreign currency hedges, as counterparties are large, global and well-capitalized financial institutions. The Company’s exposures are in liquid currencies (Japanese yen, Swiss francs, euros, Taiwanese dollars, Chinese renminbi, Singapore dollar, and Korean won), so there is minimal risk that appropriate derivatives to maintain the Company’s hedging program would not be available in the future.
To hedge foreign currency risks, the Company uses foreign currency exchange forward and option contracts, where possible and prudent. These hedge contracts are valued using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates, interest rates, and other market factors.
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

Continues on next page
Lam Research Corporation 2016 10-K 62

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
In April 2016, FASB released ASU 2016-10, "Revenue from Contracts with Customers." The amendment clarifies guidance in ASU 2014-09, “Revenue from Contracts with Customers” to improve guidance on criteria in assessing whether promises to transfer goods and services are separately identifiable and improve the understanding of the licensing implementation guidance. In May 2016, FASB released ASU 2016-12, "Revenue from Contracts with Customers." which also clarifies guidance in ASU 2014-09 on assessing collectability, non cash consideration, presentation of sales tax and completed contracts and contract modification in transition. The Company is required to adopt these standards starting in the first quarter of fiscal year 2019. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its Consolidated Financial Statements.
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
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU amends existing guidance to require that deferred income tax assets and liabilities be classified as non-current in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax assets and liabilities into a current amount and a non-current amount in a classified balance sheet. The amendments in this ASU are effective for the Company beginning in its first quarter of fiscal year 2018. Earlier application is permitted as of the beginning of an interim or annual period. Additionally, the new guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company is evaluating the timing of adoption, but plans to adopt the guidance prospectively with an

Continues on next page
Lam Research Corporation 2016 10-K 63

anticipated reclassification from current assets and liabilities to non-current assets and liabilities on its Consolidated Balance Sheet.
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
In March 2016, FASB released ASU 2016-9, "Compensation - Stock Compensation." Key changes in the amendment include:

•	entities will be required to recognize all excess tax benefits or deficiencies as an income tax benefit or expense in the income statement, eliminating APIC pools;

•	entities will no longer be required to delay recognition of excess tax benefits until they are realized;

•	entities will be required to classify the excess tax benefits as an operating activity in the statement of cash flows;

•	entities will be allowed to elect an accounting policy to either estimate the number of forfeitures, or account for forfeitures as they occur; and

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
In June 2016, FASB released ASU 2016-13, "Financial Instruments - Credit Losses." The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its Consolidated Financial Statements.
Note 4: Equity-Based Compensation Plans
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

Continues on next page
Lam Research Corporation 2016 10-K 64

The Company recognized the following equity-based compensation expense and benefits in the Consolidated Statements of Operations:

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
	(in thousands)
Equity-based compensation expense	$142,348	$135,354	$103,700
Income tax benefit recognized related to equity-based compensation	$37,814	$23,660	$16,937
Income tax benefit realized from the exercise and vesting of options and RSUs	$67,756	$40,401	$31,993
The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis.
Stock Options and RSUs
The Lam Research Corporation 2007 Stock Incentive Plan, as amended and restated, 2011 Stock Incentive Plan, as amended and restated, and the 2015 Stock Incentive Plan (collectively the “Stock Plans”), provide for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. The 2015 Stock Incentive Plan was approved by shareholders on November 4, 2015 and authorizes up to 18,000,000 shares available for issuance under the plan. Additionally, 1,232,068 Shares that remained available for grants under the Company’s 2007 Stock Incentive Plan were added to the shares available for issuance under the 2015 Stock Incentive Plan.

A summary of stock plan transactions is as follows:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Fair Market Value at Grant
June 30, 2013	2,570,923	$26.87	4,841,796	$39.32
Granted	166,455	$51.76	2,811,602	$53.21
Exercised	(1,403,019)	$24.75	N/A	N/A
Canceled	(2,473)	$30.21	(281,476)	$41.16
Vested restricted stock	N/A	N/A	(1,736,453)	$40.39
June 29, 2014	1,331,886	$32.20	5,635,469	$45.83
Granted	76,659	$80.60	1,804,937	$79.74
Exercised	(564,558)	$31.05	N/A	N/A
Canceled	(8,155)	$29.32	(174,879)	$50.16
Vested restricted stock	N/A	N/A	(2,311,439)	$41.17
June 28, 2015	835,832	$37.44	4,954,088	$60.13
Granted	196,167	$75.57	2,230,851	$71.87
Exercised	(123,726)	$24.92	N/A	N/A
Canceled	(862)	$21.43	(110,131)	$69.17
Vested restricted stock	N/A	N/A	(2,739,704)	$54.04
June 26, 2016	907,411	$47.41	4,335,104	$69.30

Continues on next page
Lam Research Corporation 2016 10-K 65

Outstanding and exercisable options presented by price range at June 26, 2016 were as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options Outstanding	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$9.44-$19.05	112,372	0.30	$13.18	112,372	$13.18
$21.28-$23.59	40,623	0.17	$21.88	40,623	$21.88
$26.87-$29.68	147,427	0.50	$29.24	147,427	$29.24
$32.04-$35.68	27,795	0.15	$33.02	27,795	$33.02
$42.61-$80.60	579,194	3.31	$61.16	294,929	$49.38
$9.44-$80.60	907,411	4.43	$47.41	623,146	$35.56
As of June 26, 2016, there were a total of 5,242,515 shares subject to options and RSUs issued and outstanding under the Company’s Stock Plans. As of June 26, 2016, there were a total of 14,758,224 shares available for future issuance under the Stock Plans.

Stock Options
The fair value of the Company’s stock options granted during fiscal years 2016, 2015, and 2014, was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award:

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Expected volatility	33.08%	34.45%	35.28%
Risk-free interest rate	1.27%	1.46%	1.39%
Expected term (years)	4.79	4.80	4.78
Dividend yield	1.59%	0.89%	—
The year-end intrinsic value relating to stock options for fiscal years 2016, 2015, and 2014 is presented below:

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
	(in thousands)
Intrinsic value - options outstanding	$31,643	$37,961	$46,283
Intrinsic value - options exercisable	$29,112	$33,360	$31,653
Intrinsic value - options exercised	$6,562	$26,806	$41,379
As of June 26, 2016, there was $4.8 million of total unrecognized compensation expense related to unvested stock options granted and outstanding; that expense is expected to be recognized over a weighted-average remaining vesting period of 2.4 years.
Restricted Stock Units
The fair value of the Company’s RSUs was calculated based upon the fair market value of the Company’s stock at the date of grant, discounted for dividends. As of June 26, 2016, there was $221.3 million of total

Continues on next page
Lam Research Corporation 2016 10-K 66

unrecognized compensation expense related to all unvested RSUs granted; that expense is expected to be recognized over a weighted-average remaining vesting period of 2.2 years.
During the fiscal years 2016, 2015 and 2014, the Company issued certain RSUs with both a market condition and a service condition (market-based performance RSUs, or “market-based PRSUs”). Based upon the terms of such awards, the number of shares that can be earned over the performance periods is based on the Company’s Common Stock price performance compared to the market price performance of the Philadelphia Semiconductor Sector Index (“SOX”), ranging from 0% to 150% of target. The stock price performance or market price performance is measured using the closing price for the 50-trading days prior to the dates the performance period begins and ends. The target number of shares represented by the market-based PRSUs is increased by 2% of target for each 1% that Common Stock price performance exceeds the market price performance of the SOX index. The result of the vesting formula is rounded down to the nearest whole number. Total stockholder return is a measure of stock price appreciation in this performance period. As of June 26, 2016, 1.1 million market-based PRSUs were outstanding. These market-based PRSUs generally vest two or three years from the grant date and require continued employment. Stock compensation expense for the market-based PRSUs was $19.6 million, $13.5 million and $3.8 million for the years ended June 26, 2016, June 28, 2015 and June 29, 2014, respectively.

The fair value of the Company’s market-based PRSUs granted during fiscal years 2016, 2015 and 2014, was calculated using a Monte Carlo simulation model at the date of the grant. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award:

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Expected volatility	29.81%	27.93%	29.27%
Risk-free interest rate	0.97%	1.05%	0.55%
Expected term (years)	2.92	2.98	2.67
Dividend yield	1.59%	0.89%	—
ESPP
The 1999 Employee Stock Purchase Plan (the “1999 ESPP”) allows employees to designate a portion of their base compensation to be deducted and used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Typically, each offering period lasts twelve months and comprises three interim purchase dates. The Plan Administrator (the Compensation Committee of the Board) is authorized to set a limit on the number of shares a plan participant can purchase on any single plan exercise date. During fiscal years 2016, 2015, and 2014, there was no increase to the number of shares of Lam Research Common Stock reserved for issuance under the 1999 ESPP.
During fiscal year 2016, a total of 936,466 shares of the Company’s Common Stock were sold to employees under the 1999 ESPP. At June 26, 2016, 6,498,057 shares were available for purchase under the 1999 ESPP.
The 1999 ESPP rights were valued using a Black-Scholes option valuation model. During fiscal years 2016, 2015, and 2014, the 1999 ESPP was valued using the following weighted-average assumptions:

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
Expected term (years)	0.67	0.67	0.68
Expected stock price volatility	35.48%	27.60%	30.24%
Risk-free interest rate	0.29%	0.07%	0.07%
Dividend Yield	1.18%	0.69%	—

Continues on next page
Lam Research Corporation 2016 10-K 67

As of June 26, 2016, there was $3.1 million of total unrecognized compensation cost related to the 1999 ESPP that is expected to be recognized over a remaining vesting period of 2 months.
Note 5: Other Income (Expense), Net
The significant components of other income (expense), net, were as follows:

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
	(in thousands)
Interest income	$29,512	$19,268	$12,540
Interest expense	(134,773)	(73,682)	(61,692)
(Losses) gains on deferred compensation plan related assets, net	(3,995)	9,071	9,559
Foreign exchange gains (losses), net	308	2,331	1,529
Other, net	(5,191)	(4,177)	668
	$(114,139)	$(47,189)	$(37,396)
Interest expense in the year ended June 26, 2016 increased, as compared to the years ended June 28, 2015 and June 29, 2014, primarily due to interest expense associated with the $1.0 billion Senior Note issuance in March 2015 and the amortization of bridge loan financing issuance costs of approximately $31.9 million in the year ended June 26, 2016 (see Note 13 and Note 15 for additional information regarding the Senior Note and bridge loan financing).
Note 6: Income Taxes
The components of income (loss) before income taxes were as follows:

	June 26, 2016	June 28, 2015	June 29, 2014
	(in thousands)
United States	$(113,607)	$72,728	$78,076
Foreign	1,073,724	668,122	645,287
	$960,117	$740,850	$723,363

Continues on next page
Lam Research Corporation 2016 10-K 68

Significant components of the provision (benefit) for income taxes attributable to income before income taxes were as follows:

	June 26, 2016	June 28, 2015	June 29, 2014
	(in thousands)
Federal:
Current	$1,426	$16,795	$31,762
Deferred	(38,616)	12,115	10,692
	(37,190)	28,910	42,454
State:
Current	2,892	1,376	3,192
Deferred	(7,600)	158	(869)
	(4,708)	1,534	2,323
Foreign:
Current	90,752	61,551	49,273
Deferred	(2,786)	(6,722)	(2,976)
	87,966	54,829	46,297
Total Provision (Benefit) for Income Taxes	$46,068	$85,273	$91,074

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Significant components of the Company’s net deferred tax assets and liabilities were as follows:

	June 26, 2016	June 28, 2015
	(in thousands)
Deferred tax assets:
Tax carryforwards	$176,767	$129,234
Allowances and reserves	128,416	131,079
Equity-based compensation	29,414	21,086
Inventory valuation differences	17,178	15,167
Prepaid cost sharing	88,522	—
Other	24,540	13,942
Gross deferred tax assets	464,837	310,508
Valuation allowance	(101,689)	(85,620)
Net deferred tax assets	363,148	224,888
Deferred tax liabilities:
Intangible assets	(46,774)	(64,725)
Convertible debt	(151,483)	(130,991)
Temporary differences for capital assets	(61,845)	(37,635)
Amortization of goodwill	(14,176)	(12,502)
Unremitted earnings of foreign subsidiaries	(146,459)	(66,412)
Other	(8,594)	(6,100)
Gross deferred tax liabilities	(429,331)	(318,365)
Net deferred tax liabilities	$(66,183)	$(93,477)
The change in the gross deferred tax assets, gross deferred tax liabilities and valuation allowance between fiscal year 2016 and 2015 is primarily due to an increase related to tax credit carryforwards, recognition of a prepaid cost sharing deferred tax benefit related to the Altera case ruling and a decrease in deferred tax liabilities related

Continues on next page
Lam Research Corporation 2016 10-K 69

to amortization of intangible assets offset by an increase in deferred tax liabilities related to depreciation of tangible assets, convertible debt accretion and an accrual for future tax liabilities due to the expected repatriation of foreign earnings of certain foreign subsidiaries for 2016.
Realization of the Company’s net deferred tax assets is based upon the weighting of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more-likely-than-not that such deferred tax assets will be realized with the exception of $101.7 million primarily related to California and certain foreign deferred tax assets.
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
At June 26, 2016, the Company had federal net operating loss carryforwards of approximately $181.2 million. The majority of these losses will begin to expire in fiscal year 2019, and are subject to limitations on their utilization. The tax benefits relating to approximately $59.6 million of federal net operating loss carryforwards will be credited to additional paid-in-capital when recognized.

At June 26, 2016, the Company had state net operating loss carryforwards of approximately $164.5 million. If not utilized, the net operating loss carryforwards will begin to expire in fiscal year 2020, and are subject to limitations on their utilization. The tax benefits relating to approximately $46.4 million of state net operating loss carryforwards will be credited to additional paid-in-capital when recognized.
At June 26, 2016, the Company had federal tax credit carryforwards of approximately $193.6 million, of which $28.0 million of foreign tax credit will begin to expire in fiscal year 2017 and $163.7 million of research and development tax credit will begin to expire in fiscal year 2030. The remaining balance of $1.8 million of AMT credit may be carried forward indefinitely. The tax benefits relating to approximately $19.7 million of federal tax credit carryforwards will be credited to additional paid-in-capital when recognized.
At June 26, 2016, the Company had state tax credit carryforwards of approximately $264.0 million. Substantially all state tax credit carryforwards may be carried forward indefinitely.
At June 26, 2016, the Company had foreign net operating loss carryforwards of approximately $30.6 million, of which approximately $15.6 million may be carried forward indefinitely and $15.0 million will begin to expire in fiscal year 2017.
A reconciliation of income tax expense provided at the federal statutory rate (35% in fiscal years 2016, 2015, and 2014) to actual income tax expense (benefit) is as follows:

	June 26, 2016	June 28, 2015	June 29, 2014
	(in thousands)
Income tax expense computed at federal statutory rate	$336,041	$259,297	$253,177
State income taxes, net of federal tax benefit	(14,070)	(8,611)	1,884
Foreign income taxed at different rates	(265,123)	(175,581)	(164,130)
Tax credits	(48,277)	(24,416)	(15,650)
State valuation allowance, net of federal tax benefit	17,948	8,594	(1,707)
Equity-based compensation	12,366	28,845	23,167
Other permanent differences and miscellaneous items	7,183	(2,855)	(5,667)
	$46,068	$85,273	$91,074

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s

Continues on next page
Lam Research Corporation 2016 10-K 70

foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock-based compensation from its inter-company cost-sharing arrangement. However, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. The Company has evaluated the opinion and has recorded a tax benefit of $87.7 million related to reimbursement of cost share payments for the previously shared stock-based compensation costs. The Company has also recorded a tax benefit of $11.2 million related to stock-based compensation expense. In addition, the Company has recorded a tax liability of $73.6 million for the U.S. tax cost of potential repatriation of the associated contingent foreign earnings because at this time the Company cannot reasonably conclude that it has the ability and the intent to indefinitely reinvest these contingent earnings. The Company will continue to monitor this matter and related potential impacts to the consolidated financial statements.
Effective from fiscal year 2014 through June 2023, the Company has a 10 year tax ruling in Switzerland for one of its foreign subsidiaries. In the prior years, the Company had a tax holiday in Switzerland which was effective from fiscal year 2003 through June 2013. The impact of the tax ruling decreased taxes by approximately $4.3 million, $4.8 million and $7.4 million for fiscal years 2016, 2015 and 2014, respectively. The benefit of the tax ruling on diluted earnings per share was approximately $0.02 in fiscal year 2016, $0.03 in fiscal year 2015 and $0.04 in fiscal year 2014.
Unremitted earnings of the Company’s foreign subsidiaries included in consolidated retained earnings aggregated to approximately $4.3 billion at June 26, 2016. These earnings are indefinitely reinvested in foreign operations. If these earnings were remitted to the United States, they would be subject to U.S. and foreign withholding taxes of approximately $1.2 billion at current statutory rates. The Company’s federal income tax provision includes U.S. income taxes on certain foreign-based income.
As of June 26, 2016, the total gross unrecognized tax benefits were $417.4 million compared to $363.6 million as of June 28, 2015 and $352.1 million as of June 29, 2014. During fiscal year 2016, gross unrecognized tax benefits increased by approximately $53.8 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $323.4 million, $276.8 million and $269.4 million, as of June 26, 2016, June 28, 2015 and June 29, 2014 respectively. The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(in thousands)
Balance as of June 30, 2013	$333,114
Lapse of statute of limitations	(16,048)
Increases in balances related to tax positions taken during prior periods	6,225
Decreases in balances related to tax positions taken during prior periods	(4,182)
Increases in balances related to tax positions taken during current period	33,003
Balance as of June 29, 2014	352,112
Settlements and effective settlements with tax authorities	(2,108)
Lapse of statute of limitations	(9,376)
Increases in balances related to tax positions taken during prior periods	3,729
Decreases in balances related to tax positions taken during prior periods	(12,615)
Increases in balances related to tax positions taken during current period	31,810
Balance as of June 28, 2015	363,552
Lapse of statute of limitations	(10,992)
Increases in balances related to tax positions taken during prior periods	18,200
Decreases in balances related to tax positions taken during prior periods	(421)
Increases in balances related to tax positions taken during current period	47,093
Balance as of June 26, 2016	$417,432
The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued $42.4 million, $35.5 million and $29.5 million cumulatively, for gross interest and penalties as of June 26, 2016, June 28, 2015 and June 29, 2014, respectively.

Continues on next page
Lam Research Corporation 2016 10-K 71

The Company is subject to audits by state and foreign tax authorities. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.
The Company files U.S. federal, U.S. state, and foreign income tax returns. As of June 26, 2016, tax years 2004-2015 remain subject to examination in the jurisdictions where the Company operates.
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
Note 7: Net Income Per Share
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

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
	(in thousands, except per share data)
Numerator:
Net income	$914,049	$655,577	$632,289
Denominator:
Basic average shares outstanding	158,919	159,629	164,741
Effect of potential dilutive securities:
Employee stock plans	2,120	3,193	2,864
Convertible notes	13,464	13,530	6,898
Warrants	656	715	—
Diluted average shares outstanding	175,159	177,067	174,503
Net income per share - basic	$5.75	$4.11	$3.84
Net income per share - diluted	$5.22	$3.70	$3.62
For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
	(in thousands)
Number of options and RSUs excluded	149	330	78
Diluted shares outstanding include the effect of the Convertible Notes. Diluted shares outstanding do not include any effect resulting from note hedges associated with the Company’s 2016 or 2018 Notes (as described in Note 13) as their impact would have been anti-dilutive.
Note 8: Financial Instruments
Fair Value
The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the

Continues on next page
Lam Research Corporation 2016 10-K 72

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
The Company’s primary financial instruments include cash and cash equivalents, investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and foreign currency related derivatives. The estimated fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of capital lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the fair value of the Company’s Convertible Notes and Senior Notes.

Continues on next page
Lam Research Corporation 2016 10-K 73

Investments
The following table sets forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of June 26, 2016 and June 28, 2015:

	June 26, 2016
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$418,216	$—	$—	$418,216	$412,573	$—	$5,643	$—
Level 1:
Time Deposit	904,243	—	—	904,243	659,465	—	244,778	—
Money Market Funds	3,904,288	—	—	3,904,288	3,904,288	—	—	—
US Treasury and Agencies	446,530	2,041	(2)	448,569	62,996	385,573	—	—
Mutual Funds	39,318	1,400	(397)	40,321	—	—	—	40,321
Level 1 Total	5,294,379	3,441	(399)	5,297,421	4,626,749	385,573	244,778	40,321
Level 2:
Municipal Notes and Bonds	265,386	355	(16)	265,725	—	265,725	—	—
US Treasuries and Agencies	8,068	151	—	8,219	—	8,219	—	—
Government-Sponsored Enterprises	31,885	91	(13)	31,963	—	31,963	—	—
Foreign Government Bonds	41,440	76	(4)	41,512	—	41,512	—	—
Corporate Notes and Bonds	979,566	4,341	(566)	983,341	—	983,341	—	—
Mortgage Backed Securities - Residential	17,395	37	(152)	17,280	—	17,280	—	—
Mortgage Backed Securities - Commercial	55,129	30	(160)	54,999	—	54,999	—	—
Level 2 Total	1,398,869	5,081	(911)	1,403,039	—	1,403,039	—	—
Total	$7,111,464	$8,522	$(1,310)	$7,118,676	$5,039,322	$1,788,612	$250,421	$40,321

Continues on next page
Lam Research Corporation 2016 10-K 74

	June 28, 2015
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$276,663	$—	$—	$276,663	$271,452	$—	$5,211	$—
Level 1:
Time Deposit	177,567	—	—	177,567	44,738	—	132,829	—
Money Market Funds	1,177,875	—	—	1,177,875	1,177,875	—	—	—
US Treasury and Agencies	349,009	72	(861)	348,220	—	315,291	32,929	—
Mutual Funds	30,584	2,926	(47)	33,463	—	—	—	33,463
Level 1 Total	1,735,035	2,998	(908)	1,737,125	1,222,613	315,291	165,758	33,463
Level 2:
Municipal Notes and Bonds	659,550	429	(335)	659,644	7,474	652,170	—	—
US Treasuries and Agencies	4,007	—	(4)	4,003	—	4,003	—	—
Government-Sponsored Enterprises	53,612	2	(249)	53,365	—	53,365	—	—
Foreign Government Bonds	50,336	31	(161)	50,206	—	50,206	—	—
Corporate Notes and Bonds	1,329,587	685	(3,797)	1,326,475	—	1,326,475	—	—
Mortgage Backed Securities - Residential	32,231	72	(292)	32,011	—	32,011	—	—
Mortgage Backed Securities - Commercial	141,988	44	(606)	141,426	—	141,426	—	—
Level 2 Total	2,271,311	1,263	(5,444)	2,267,130	7,474	2,259,656	—	—
Total	$4,283,009	$4,261	$(6,352)	$4,280,918	$1,501,539	$2,574,947	$170,969	$33,463
The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. There were no other-than-temporary impairment charges in fiscal year 2016, 2015, or 2014. Additionally, gross realized gains/(losses) from sales of investments were $2.0 million and $(3.0) million in fiscal year 2016, $2.8 million and $(2.1) million in fiscal year 2015, and $1.5 million and $(2.0) million in fiscal year 2014, respectively.

Continues on next page
Lam Research Corporation 2016 10-K 75

The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	June 26, 2016
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Municipal Notes and Bonds	$43,084	$(10)	$1,994	$(6)	$45,078	$(16)
US Treasury & Agencies	65,997	(2)	—	—	65,997	(2)
Retail Funds	7,539	(397)	—	—	7,539	(397)
Government-Sponsored Enterprises	1,211	(13)	—	—	1,211	(13)
Foreign Government Bonds	9,201	(4)	—	—	9,201	(4)
Corporate Notes and Bonds	185,982	(317)	46,761	(249)	232,743	(566)
Mortgage Backed Securities - Residential	12,402	(68)	1,328	(84)	13,730	(152)
Mortgage Backed Securities - Commercial	39,588	(102)	6,179	(58)	45,767	(160)
	$365,004	$(913)	$56,262	$(397)	$421,266	$(1,310)
The amortized cost and fair value of cash equivalents, investments, and restricted cash and investments with contractual maturities are as follows:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$5,429,726	$5,430,010
Due after one year through five years	1,128,304	1,134,632
Due in more than five years	95,900	95,497
	$6,653,930	$6,660,139
Management has the ability, if necessary, to liquidate any of its cash equivalents and investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying Consolidated Balance Sheets.
Derivative Instruments and Hedging
The Company carries derivative financial instruments (“derivatives”) on its Consolidated Balance Sheets at their fair values. The Company enters into foreign currency forward contracts and foreign currency options with financial institutions with the primary objective of reducing volatility of earnings and cash flows related to foreign currency exchange rate fluctuations. The counterparties to these foreign currency forward contracts and foreign currency options are large global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.
Cash Flow Hedges
The Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations on non-US dollar transactions or cash flows, primarily from Japanese yen-denominated revenues and euro-denominated and Korean won-denominated expenses. The Company’s policy is to mitigate

Continues on next page
Lam Research Corporation 2016 10-K 76

the foreign exchange risk arising from the fluctuations in the value of these non-U.S. dollar denominated transactions or cash flows through a foreign currency cash flow hedging program, using foreign currency forward and options that generally expire within 12 months and no later than 24 months. These foreign currency hedge contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue/expense in the same period the hedged items are recognized.
In addition, the Company entered into and settled a series of forward-starting interest rate swap agreements during the twelve months ended June 26, 2016 and June 28, 2015, with a total notional value of $600.0 million and $375.0 million, respectively, to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges at inception and were settled in conjunction with the issuance of debt during the three months ended June 26, 2016 and March 29, 2015, respectively. The effective portion of the contracts’ gain/loss is included in accumulated other comprehensive (loss) and will amortize into income as the hedged item impacts earnings.
At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue or expense in the current period. The change in time value related to these contracts was not material for all reported periods. Changes in the fair value of foreign exchange options due to changes in time value are included in the assessment of effectiveness. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the fiscal year ended June 26, 2016 or June 28, 2015 associated with ineffectiveness or forecasted transactions that failed to occur.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of June 26, 2016, the Company had losses of $15.6 million accumulated in other comprehensive income, net of tax, including, $14.8 million losses related to foreign exchange which it expects to reclassify from other comprehensive income into earnings over the next 12 months and $0.8 million losses related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 10.0 years.
Fair Value Hedges
During the fiscal year ended June 26, 2016, the Company entered into a series of interest rate contracts with a total notional value of $400.0 million whereby the Company receives fixed rates and pays variable rates based on certain benchmark interest rates, resulting in a net increase or decrease to interest expense, a component of Other expense, net in our Consolidated Statement of Operations. These interest rate contracts are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. The Company concluded that these interest rate contracts meet the criteria necessary to qualify for the short-cut method of hedge accounting, and as such an assumption is made that the change in the fair value of the hedged debt, due to changes in the benchmark rate, exactly offsets the change in the fair value of the interest rate swap. Therefore, the derivative is considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized.

Continues on next page
Lam Research Corporation 2016 10-K 77

Balance Sheet Hedges
The Company also enters into foreign currency hedge contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily third party accounts receivables, accounts payables and intercompany receivables and payables. These foreign currency hedge contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded as a component of other income (expense) and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in other income (expense).

As of June 26, 2016, the Company had the following outstanding foreign currency contracts that were entered into under its cash flow and balance sheet hedge program:

	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$219,148	$—	$56,870
Swiss franc	—	—	4,467	—
Euro	36,303	—	16,048	—
Korean won	8,577	—	—	4,971
Chinese Renminbi	—	—	9,105	—
Singapore Dollar	—	—	18,273	—
Taiwan dollar	—	—	23,341	—
	$44,880	$219,148	$71,234	$61,841
Foreign Currency Option Contracts
	Buy Put	Sell Put	Buy Put (1)	Sell Put
Japanese yen	$—	$—	$39,135	$39,135
(1) Contracts were entered into and designated as cash flow hedges under ASC 815, during the fiscal year as part of our cash flow hedge program. The contracts were subsequently de-designated during the fiscal year ended June 26, 2016, changes in fair market value subsequent to de-designation effect current earnings.

Continues on next page
Lam Research Corporation 2016 10-K 78

The fair value of derivatives instruments in the Company’s consolidated balance sheet as of June 26, 2016 and June 28, 2015 were as follows:

	June 26, 2016				June 28, 2015
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	$249	Accrued liabilities	$16,585	Prepaid expense and other assets	$3,388	Accrued liabilities	$957
Interest rate contracts, short-term	Accrued expenses and other current liabilities	50	Prepaid expense and other assets	159	Accrued expenses and other current liabilities	—	Prepaid expense and other assets	—
Interest rate contracts, long-term	Other long-term liabilities	8,661			Other long-term liabilities	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	107	Accrued liabilities	1,529	Prepaid expense and other assets	8	Accrued liabilities	960
Total derivatives		$9,067		$18,273		$3,396		$1,917
Under the master agreements with the respective counterparties to the Company’s foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis in the Company’s balance sheet. As of June 26, 2016, the potential effect of rights of set-off associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $6.4 million, resulting in a net derivative asset of $2.7 million and net derivative liability of $11.9 million. As of June 28, 2015, the potential effect of rights of set-off associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $1.9 million, resulting in a net derivative asset of $1.5 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral related to these derivative transactions.

Continues on next page
Lam Research Corporation 2016 10-K 79

The effect of derivative instruments designated as cash flow hedges, before tax, on the Company’s Consolidated Statements of Operations was as follows:

		Year Ended June 26, 2016			Year Ended June 28, 2015
	Location of Gain (Loss) Recognized in or Reclassified into Income	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness
Derivatives Designated as Hedging Instruments		Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain Recognized in AOCI	Gain Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
		(in thousands)			(in thousands)
Foreign exchange contracts	Revenue	$(22,575)	$(2,950)	$1,009	$13,678	$11,375	$258
Foreign exchange contracts	Cost of goods sold	81	(2,423)	(172)	(6,318)	(4,349)	(75)
Foreign exchange contracts	Selling, general, and administrative	188	5	(69)	(2,579)	(2,618)	(39)
Foreign exchange contracts	Other expense, net	—	—	(11)	—	—	—
Interest rate contracts	Other expense, net	3,329	(360)	96	(5,071)	(112)	(231)
		$(18,977)	$(5,728)	$853	$(290)	$4,296	$(87)
The effect of derivative instruments not designated as cash flow hedges on the Company’s Consolidated Statement of Operations was as follows:

		Year Ended
		June 26, 2016	June 28, 2015
Derivatives Not Designated as Hedging Instruments:	Location of (Loss) Gain Recognized in Income	Loss Recognized in Income	Gain Recognized in Income
		(in thousands)
Foreign Exchange Contracts	Other income	$(16,208)	$1,784
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

Continues on next page
Lam Research Corporation 2016 10-K 80

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
As of June 26, 2016, three customers accounted for approximately 24%, 19%, and 11% of accounts receivable. As of June 28, 2015, four customers accounted for approximately 17%, 13%, 12%, and 11% of accounts receivable. No other customers accounted for more than 10% of accounts receivable.
Note 9: Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. System shipments to Japanese customers, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	June 26, 2016	June 28, 2015
	(in thousands)
Raw materials	$536,844	$566,645
Work-in-process	151,406	141,264
Finished goods	283,661	235,437
	$971,911	$943,346
Note 10: Property and Equipment
Property and equipment, net, consist of the following:

	June 26, 2016	June 28, 2015
	(in thousands)
Manufacturing, engineering and office equipment	$824,532	$717,788
Computer equipment and software	157,125	137,623
Land	46,047	53,391
Buildings	213,364	238,631
Leasehold improvements	96,649	81,899
Furniture and fixtures	23,609	21,629
	1,361,326	1,250,961
Less: accumulated depreciation and amortization	(721,718)	(629,543)
	$639,608	$621,418
Depreciation expense, including amortization of capital leases, during fiscal years 2016, 2015, and 2014, was $134.7 million, $120.3 million, and $129.1 million, respectively.
The Company recorded a $15.2 million gain on sale of real estate and related development rights, net of associated exit costs, in fiscal year 2016 in selling, general and administrative expenses in the Consolidated Statement of Operations. The Company recorded an $83.1 million gain on sale of real estate in the Consolidated Statement of Operations in fiscal year 2014. No significant gains on sale were realized in fiscal year 2015.

Continues on next page
Lam Research Corporation 2016 10-K 81

Note 11: Goodwill and Intangible Assets
Goodwill
The balance of Goodwill was $1.4 billion as of June 26, 2016 and June 28, 2015. As of June 26, 2016, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law. The Company recognized a $79.4 million impairment of goodwill on the Company's single-wafer clean reporting unit during the year ended June 28, 2015. No goodwill impairment was recognized in fiscal years 2016 or 2014.
Intangible Assets
The following table provides the Company’s intangible assets, other than goodwill, as of June 26, 2016:

	Gross	Accumulated Amortization	Net
		(in thousands)
Customer relationships	$615,272	$(300,711)	$314,561
Existing technology	643,433	(401,036)	242,397
Patents	36,053	(28,701)	7,352
Other intangible assets	36,114	(35,503)	611
Total intangible assets	$1,330,872	$(765,951)	$564,921
The following table provides details of the Company’s intangible assets, other than goodwill, as of June 28, 2015:

	Gross	Accumulated Amortization	Net
		(in thousands)
Customer relationships	$615,490	$(234,968)	$380,522
Existing technology	643,919	(313,071)	330,848
Patents	33,553	(26,431)	7,122
Other intangible assets	35,914	(35,366)	548
Intangible assets subject to amortization	1,328,876	(609,836)	719,040
Development rights	9,100		9,100
Intangible assets not subject to amortization	9,100		9,100
Total intangible assets	$1,337,976	$(609,836)	$728,140
The Company recognized $156.3 million, $157.7 million, and $163.2 million in intangible asset amortization expense during fiscal years 2016, 2015, and 2014, respectively. During the fiscal year 2016, the company transferred ownership of the development rights previously recognize as a component of a real estate sale, see Note 10 for additional information regarding this transaction.
The Company recognized a $9.8 million impairment of existing technology during the fiscal year 2015, resulting from current market demand for the technology. The Company recognized a $4.0 million impairment of in process research and development during fiscal year 2014, due to the cancellation of a project. No impairments were recognized in fiscal year 2016.

Continues on next page
Lam Research Corporation 2016 10-K 82

The estimated future amortization expense of intangible assets, excluding those with indefinite lives, as of June 26, 2016 was as follows:

Fiscal Year	Amount
(in thousands)
2017	$154,592
2018	153,379
2019	115,306
2020	50,107
2021	47,597
Thereafter	43,940
$564,921
Note 12: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 26, 2016	June 28, 2015
	(in thousands)
Accrued compensation	$331,528	$314,516
Warranty reserves	100,321	93,209
Income and other taxes payable	86,723	39,275
Dividend payable	48,052	47,659
Other	206,286	154,779
	$772,910	$649,438

Continues on next page
Lam Research Corporation 2016 10-K 83

Note 13: Long Term Debt and Other Borrowings
As of June 26, 2016 and June 28, 2015, the Company's outstanding debt consisted of the following:

	June 26, 2016			June 28, 2015
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 0.50% Convertible Notes Due May 15, 2016 ("2016 Notes")	$—		—	$450,000	(3)	4.29%
Fixed-rate 1.25% Convertible Notes Due May 15, 2018 ("2018 Notes")	449,954	(1)	5.27%	450,000	(3)	5.27%
Fixed-rate 2.75% Senior Notes Due March 15, 2020 ("2020 Notes")	500,000		2.88%	500,000		2.88%
Fixed-rate 2.80% Senior Notes Due June 15, 2021 ("2021 Notes")	800,000		2.95%	—		—
Fixed-rate 3.45% Senior Notes Due June 15, 2023 ("2023 Notes")	600,000		3.60%	—		—
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%	500,000		3.87%
Fixed-rate 3.90% Senior Notes Due June 15, 2026 ("2026 Notes")	1,000,000		4.01%	—		—
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 ("2041 Notes")	699,895	(1)	4.28%	699,935	(3)	4.28%
Total debt outstanding, at par	4,549,849			2,599,935
Unamortized discount	(232,727)			(247,849)
Fair value adjustment - interest rate contracts	8,552			—
Total debt outstanding, at carrying value	$4,325,674			$2,352,086
Reported as:
Current portion of long-term debt	$942,298	(2)		$1,358,126	(2)
Long-term debt	3,383,376			993,960
Total debt outstanding, at carrying value	$4,325,674			$2,352,086
______________________________
(1) As of June 26, 2016, these notes were convertible at the option of the bondholder, as a result of the condition described in (2) below. Upon closure of the conversion period, Notes not converted will be reclassified back into noncurrent liabilities and the temporary equity will be reclassified into permanent equity.
(2) As of the report date the market value of the Company's Common Stock was greater than 130% of the convertible notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end. As a result, the convertible notes were classified in current liabilities and a portion of the equity component, representing the unamortized discount, was classified in temporary equity on the Company's Consolidated Balance Sheets.
(3) As of June 28, 2015, these notes were convertible at the option of the bond holder, as a result of the condition described in (2) above.

The Company’s contractual cash obligations relating to its outstanding debt as of June 26, 2016 were as follows:

Payments Due By Fiscal Year:	Long-term Debt
(in thousands)
2017(1)	$1,149,849
2018	—
2019	—
2020	500,000
2021	800,000
Thereafter	2,100,000
Total	$4,549,849
 __________________________________
(1) As noted above, the conversion period for the 2018 and 2041 Notes is open as of June 26, 2016. As there is the potential for conversion at the option of the holder, the principal balance of the 2018 and 2041 Notes have been included in the one year payment period.

Continues on next page
Lam Research Corporation 2016 10-K 84

Convertible Senior Notes
In May 2011, the Company issued and sold $450.0 million in aggregate principal amount of 0.5% Convertible Senior Notes due May 2016 (the “2016 Notes”) at par. At the same time, the Company issued and sold $450.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due May 2018 (the “2018 Notes”) at par. The Company pays cash interest at an annual rate of 0.5% and 1.25%, respectively, on the 2016 Notes and the 2018 Notes, on a semi-annual basis on May 15 and November 15 of each year. The 2016 Notes were extinguished upon maturity on May 15, 2016. Just prior to the 2016 Note's scheduled maturity, the notes were convertible at the bondholders' option. During the three months ended June 28, 2016, 449.7 thousand of the 2016 Notes, with a total par value of $449.7 million were converted, in settlement of the conversion the bondholders received a cash payment equal to the par value of the 2016 Notes converted, as well as 1.6 million shares of Common Stock. To off-set the dilutive impact of the Common Stock consideration paid, the Company exercised the associated note hedge and received 1.6 million shares from counterparties. The remaining 2016 Notes were settled at par value, without conversion.
In June 2012, with the acquisition of Novellus, the Company assumed $700.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes,” collectively with the 2016 Notes (prior to the 2016 Notes current period maturity) and the 2018 Notes, the “Convertible Notes”). The Company pays cash interest at an annual rate of 2.625%, on a semi-annual basis on May 15 and November 15 of each year on the 2041 Notes. The 2041 Notes also have a contingent interest payment provision that may require the Company to pay additional interest, up to 0.60% per year, based on certain thresholds, beginning with the semi-annual interest payment on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the 2041 Notes.
The Company separately accounts for the liability and equity components of the Convertible Notes. The initial liability components of the Convertible Notes were valued based on the present value of the future cash flows using the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature, which equals the effective interest rate on the liability component disclosed in the following table. The equity component was initially valued equal to the principle value of the notes, less the present value of the future cash flows using the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without a conversion feature, which equated to the initial debt discount.
Under certain circumstances, the Convertible Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the following table. The conversion rates are adjusted for certain corporate events, including dividends on the Company’s Common Stock. In addition to the conversion of the 2016 Notes described above, during the year ended June 26, 2016, 99 of the Convertible Notes, with a total par value of $99.0 thousand were settled at the note holders’ option. In conjunction with the conversions in the year ended June 26, 2016, 475 shares of common stock were issued. Additionally, during the year ended June 26, 2016, the Company received notice of note holders' intention to convert 12 of the 2041 Notes, the Company expects those conversions to settle in the three months ended September 25, 2016.

Continues on next page
Lam Research Corporation 2016 10-K 85

Selected additional information regarding the Convertible Notes outstanding as of June 26, 2016 and June 28, 2015 is as follows:

	June 26, 2016		June 28, 2015
	2018 Notes	2041 Notes	2016 Notes	2018 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$72,992	$152,397	$61,723	$57,215	$148,487
Carrying amount of temporary equity component, net of tax	$31,894	$175,658	$14,507	$47,679	$179,622
Remaining amortization period (years)	1.9	24.9
Fair Value of Notes (Level 2)	$645,009	$1,732,240
Conversion rate (shares of common stock per $1,000 principal amount of notes)	16.3354	29.3158
Conversion price (per share of common stock)	$61.22	$34.11
If-converted value in excess of par value	$154,818	$988,326
Estimated share dilution using average quarterly stock price of $80.08 per share	1,731	11,778
Convertible Note Hedges and Warrants
Concurrent with the issuance of the 2016 Notes and 2018 Notes, the Company purchased a convertible note hedge and sold warrants. As of June 26, 2016, the warrants had not been exercised and remained outstanding. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock. The warrants settlement is contractually defined as net share settlement.
In conjunction with the convertible note hedge, counterparties agreed to sell to the Company shares of Common Stock equal to the number of shares issuable upon conversion of the 2016 Notes and 2018 Notes in full. The convertible note hedge transactions will be settled in net shares. The note hedges will terminate upon the earlier of (i) the maturity date, or (ii) the first day none of the respective notes remain outstanding, due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2016 and 2018 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2016 Notes and 2018 Notes. The Company exercised the convertible note hedge related to the 2016 Notes in the year ended June 26, 2016, to offset the impact of the Company's Common Stock issued for conversions just prior to scheduled maturity, as described above. Additionally, the impact of the Company's exercise of the note hedge associated with the 2016 Notes and 2018 Notes converted during the year ended June 26, 2016 was the receipt of 79 shares of the Company's Common Stock. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock.
The following table presents the details of the warrants and convertible note hedge arrangements as of June 26, 2016:

	2016 Notes	2018 Notes
	(shares in thousands)
Warrants:
Number of shares to be delivered upon exercise	7,351	7,350
Estimated share dilution using average quarterly stock price $80.08 per share	990	565
Exercise price	$69.30	$73.93
Expiration date range	August 15 - October 21, 2016	August 15 - October 23, 2018
Convertible Note Hedge:
Number of shares available from counterparties	—	7,350
Exercise price	—	$61.22

Continues on next page
Lam Research Corporation 2016 10-K 86

Senior Notes
On March 12, 2015, the Company completed a public offering of $500.0 million aggregate principal amount of the Company’s Senior Notes due March 2020 (the “2020 Notes”) and $500.0 million aggregate principal amount of the Company’s Senior Notes due March 2025 (the “2025 Notes”, together with the 2020 Notes, the “Senior Notes”). The Company will pay interest at an annual rate of 2.75% and 3.80%, respectively, on the 2020 Notes and 2025 Notes, on a semi-annual basis on March 15 and September 15 of each year, beginning September 15, 2015. During the year ended June 26, 2016, the Company entered into a series of interest rate contracts hedging the fair value of a portion of the 2025 Notes par value, whereby the company receives a fixed rate and pays a variable rate based on a certain benchmark interest rate. Refer to Note 8 for additional information regarding these interest rate contracts.
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
On June 7, 2016, The Company completed a public offering of $800.0 million aggregate principal amount of Senior Notes due June 2021 (the "2021 Notes"), $600.0 million aggregate principal amount of Senior Notes due June 2023 (the "2023 Notes") and $1.0 billion aggregate principal amount of Senior Notes due June 2026 (the "2026 Notes" together with the 2020, 2021, 2023, and 2025 Notes, the “Senior Notes”). The Company will pay interest at an annual rate of 2.80%, 3.45% and 3.90%, respectively, on the 2021 Notes, 2023 Notes and 2026 Notes, on a semi-annual basis on June 15 and December 15 of each year, beginning December 15, 2016.
The Company may redeem the 2021 Notes, 2023 Notes, and 2026 Notes at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect to the 2021 Notes, 2023 Notes, and 2026 Notes and accrued and unpaid interest before May 15, 2021, for the 2021 Notes, before April 15, 2023 for the 2023 Notes, and before March 15, 2026, for the 2026 Notes. The Company may redeem the 2021 Notes, 2023 Notes, and 2026 Notes at par, plus accrued and unpaid interest at any time on or after May 15, 2021 for the 2021 Notes, on or after April 15, 2023 for the 2023 Notes, and on or after March 15, 2026 for the 2026 Notes. In addition, upon the occurrence of certain events, as described in the indenture, the Company will be required to make an offer to repurchase the 2021 Notes, 2023 Notes and 2026 Notes at a price equal to 101% of the principal amount of the respective note, plus accrued and unpaid interest.
In the event (i) the proposed merger with KLA-Tencor is not completed on or prior to December 30, 2016, or (ii) the Agreement and Plan of Merger and Reorganization, dated as of October 20, 2015, by and among us, KLA-Tencor, Topeka Merger Sub 1, Inc., and Topeka Merger Sub 3, Inc. (as assignee of Topeka Merger Sub 2), is terminated on or at any time prior to such date (each such event referred to as a “Special Mandatory Redemption Event”), the Company will be required to redeem all of the 2023 Notes and the 2026 Notes then outstanding, at a special mandatory redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest from the date of initial issuance, or the most recent interest payment date on which interest was paid, whichever is later, to, but not including, the Special Mandatory Redemption Date (as defined below). The 2021 Notes are not subject to this special mandatory redemption. The “Special Mandatory Redemption Date” means the date specified in the notice of special mandatory redemption to be delivered to the holders of the notes within five business days following the Special Mandatory Redemption Event, which Special Mandatory Redemption Date shall be three business days after such notice is mailed.

Continues on next page
Lam Research Corporation 2016 10-K 87

Selected additional information regarding the Senior Notes outstanding as of June 26, 2016 is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2020 Notes	3.7	$506,250
2021 Notes	5.0	$818,104
2023 Notes	7.0	$614,970
2025 Notes	8.7	$510,750
2026 Notes	10.0	$1,049,510
Term Loan Agreement
On May 13, 2016, we entered into an Amended and Restated Term Loan Agreement (the “Amended and Restated Term Loan Agreement”), which amends and restates the Term Loan Agreement we entered into on November 10, 2015 with a syndicate of lenders. The Amended and Restated Term Loan Agreement provides for a $1,530.0 million senior unsecured term loan facility composed of two tranches; (i) a $1,005.0 million tranche of 3-year senior unsecured loans (the "3-Year Tranche") maturing on the 3-year anniversary of the closing date of the acquisition of KLA-Tencor subject to several conditions; and (ii) a $525.0 million tranche of 5-year senior unsecured loans (the "5-Year Tranche") maturing on the 5-year anniversary of the closing date of the acquisition of KLA-Tencor subject to several conditions. The Amended and Restated Term Loan will terminate on October 20, 2016 if the merger has not been consummated by such date.
Interest on amounts borrowed under the Amended and Restated Term Loan Agreement is, at the Company’s option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.50%, or (c) one-month LIBOR plus 1.00%, plus a spread of 0.00% to 0.75% for the 3-Year Tranche or 0.125% to 1.000% for the 5-Year Tranche or (ii) LIBOR multiplied by the statutory reserve rate, plus a spread of 1.000% to 1.750% for the 3-Year Tranche or 1.125% to 2.000% for the 5-Year Tranche, in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt.
Principal and accrued and unpaid interest is due and payable in equal quarterly amounts as set forth in the Amended and Restated Term Loan Agreement, with any remaining balance due and accrued and unpaid interest due at maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s rating described above. The Amended and Restated Term Loan Agreement also contains financial covenants that require the Company to maintain (i) a consolidated debt to capitalization ratio of no more than 0.50 to 1.00 (the “Capitalization Covenant”), provided that, until and including the earlier of (x) the end of the first two consecutive full fiscal quarters following the Amended and Restated Term Loan Agreement's closing date that the Company is in compliance with the Capitalization Covenant and (y) December 31, 2017, if the Company is not in compliance with the Capitalization Covenant, the Company will be deemed not to have violated the Capitalization Covenant so long as the Company’s consolidated debt to adjusted EBITDA ratio is less than or equal to 4.50 to 1.00 for the period of four fiscal quarters then ended, and (ii) liquidity of no less than $1.0 billion, in each case determined in accordance with the Amended and Restated Term Loan Agreement. The funding of the loans under the Amended and Restated Term Loan Agreement will be on the closing date of the acquisition of KLA-Tencor subject to several conditions.
Revolving Credit Facility
On November 10, 2015, we entered into an Amendment and Restatement Agreement (as amended on April 26, 2016 by Amendment No. 1 to the Amended and Restated Credit Agreement, and as further amended, restated, supplemented or otherwise modified from time to time, the “Amended and Restated Credit Agreement”), which amends and restates the Company's prior unsecured Credit Agreement, dated March 12, 2014 (as amended by Amendment No. 1, dated March 5, 2015). The Amended and Restated Credit Agreement provides for an increase to our revolving unsecured credit facility, from $300.0 million to $750.0 million with a syndicate of lenders. It includes an expansion option, subject to certain requirements, for us to request an increase in the facility of up to an additional $250.0 million, for a potential total commitment of $1.0 billion. Proceeds from the credit facility can be used for general corporate purposes. The facility matures on November 10, 2020.

Continues on next page
Lam Research Corporation 2016 10-K 88

Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (ii) LIBOR multiplied by the statutory rate, plus a spread of 0.9% to 1.5%, in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants and events of default that are substantially similar to those in the Amended and Restated Term Loan Agreement. As of June 26, 2016, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Bridge Facility
On October 20, 2015, the Company obtained a commitment for $4.2 billion of bridge financing from Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC (“the Commitment Parties”) to finance, in part, the acquisition of KLA-Tencor. The Commitment Parties' commitment to provide financing (the “Bridge Facility”) is subject to certain conditions, including consummation of the merger with KLA-Tencor. On November 10, 2015, the Company entered into the Term Loan Agreement for $0.9 billion and the Bridge Facility was reduced to $3.3 billion, correspondingly, both with a syndicate of lenders. Following the execution of our June 2016 debt offering and other available credit modifications (see Note 13), this commitment was terminated during the three months ended June 26, 2016.

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the long-term debt and other borrowings during the fiscal years ended June 26, 2016, June 28, 2015, and June 29, 2014.

	June 26, 2016	June 28, 2015	June 29, 2014
	(in thousands)
Contractual interest coupon	$63,053	$36,074	$26,248
Amortization of interest discount	35,206	34,886	33,065
Amortization of issuance costs	35,315	2,435	2,362
Amortization of interest rate contract	359	113	—
Total interest cost recognized	$133,933	$73,508	$61,675

The increase in interest expense during the fiscal year ended June 26, 2016 is primarily the result of the issuance of $1.0 billion Senior Notes in March 2015. The increase in amortization of issuance costs during the year ended June 26, 2016 is primarily due the amortization of bridge loan financing issuance costs of approximately $31.9 million.
Note 14: Retirement and Deferred Compensation Plans
Employee Savings and Retirement Plan
The Company maintains a 401(k) retirement savings plan for its eligible employees in the United States. Each participant in the plan may elect to contribute from 1% to 75% of annual eligible earnings to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of earnings contributed. Employees participating in the 401(k) retirement savings plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $13.2 million, $11.8 million, and $10.2 million, in fiscal years 2016, 2015, and 2014, respectively.

Continues on next page
Lam Research Corporation 2016 10-K 89

Deferred Compensation Arrangements
The Company has an unfunded, non-qualified deferred compensation plan whereby certain executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among various mutual funds. The Company controls the investment of these funds and the participants remain general creditors of the Company. Participants are able to elect the payment of benefits on a specified date at least three years after the opening of a deferral sub-account or upon retirement. Distributions are made in the form of lump sum or annual installments over a period of up to 20 years as elected by the participant. If no alternate election has been made, a lump sum payment will be made upon termination of a participant’s employment with the Company. As of June 26, 2016 and June 28, 2015, the liability of the Company to the plan participants was $122.9 million and $113.4 million, respectively, which was recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. As of June 26, 2016 and June 28, 2015, the Company had investments in the aggregate amount of $149.8 million and $138.9 million, respectively, which correlate to the deferred compensation obligations, which were recorded in other assets on the Consolidated Balance Sheets.

Postretirement Healthcare Plan
The Company maintains a postretirement healthcare plan for certain executive and director retirees. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. The benefit obligation was $37.0 million and $30.2 million as of June 26, 2016 and June 28, 2015, respectively.
Note 15: Commitments and Contingencies
The Company has certain obligations to make future payments under various contracts, some of these are recorded on its balance sheet and some are not. Obligations that are recorded on the Company’s balance sheet include the Company’s capital lease obligations. Obligations that are not recorded on the Company’s balance sheet include contractual relationships for operating leases, purchase obligations, and certain guarantees. The Company’s commitments relating to capital leases and off-balance sheet agreements are included in the tables below. These amounts exclude $231.5 million of liabilities related to uncertain tax benefits because the Company is unable to reasonably estimate the ultimate amount or time of settlement. See Note 6 of the Consolidated Financial Statements for further discussion.
Capital Leases
Capital leases reflect building and office equipment leases. The Company’s contractual cash obligations relating to its existing capital leases, including interest, as of June 26, 2016 were as follows:

Payments Due By Fiscal Year:	Capital Leases
(in thousands)
2017	$7,208
2018	83
2019	77
2020	57
2021	—
Total	7,425
Interest on capital leases	24
Current portion of capital leases	7,196
Long-term portion of capital leases	$205

Continues on next page
Lam Research Corporation 2016 10-K 90

Operating Leases and Related Guarantees
The Company leases the majority of its administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation. The Company’s rental expense for facilities occupied during fiscal years 2016, 2015, and 2014 was approximately $16 million, $15 million, and $12 million, respectively.
The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “Operating Leases”). The Company is required to maintain cash collateral in an aggregate of approximately $244.8 million in separate interest-bearing accounts security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Consolidated Balance Sheet as of June 26, 2016.
During the term of the Operating Leases and when the terms of the Operating Leases expire, the property subject to those Operating Leases may be re-marketed. The Company has guaranteed to the lessor that each property will have a certain minimum residual value. The aggregate guarantee made by the Company under the Operating Leases is generally no more than $219.0 million; however, under certain default circumstances, the guarantee with regard to an Operating Lease may be 100% of the lessor’s aggregate investment in the applicable property, which in no case will exceed $249.9 million, in the aggregate.
The Company’s contractual cash obligations with respect to operating leases, excluding the residual value guarantees discussed above, as of June 26, 2016 were as follows:

Payments Due By Fiscal Year:	Operating Leases
(in thousands)
2017	$20,393
2018	10,495
2019	9,407
2020	7,418
2021	6,152
Thereafter	8,758
Less: Sublease Income	(206)
Total	$62,417
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of June 26, 2016, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 26, 2016, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit

Continues on next page
Lam Research Corporation 2016 10-K 91

was $12.1 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.
Purchase Obligations
Purchase obligations consist of non-cancelable significant contractual obligations either on an annual basis or over multi-year periods. The contractual cash obligations and commitments table presented below contains the Company’s minimum obligations at June 26, 2016 under these arrangements and others. For obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided.

The Company’s commitments related to these agreements as of June 26, 2016 were as follows:

Payments Due By Fiscal Year:	Purchase Obligations
(in thousands)
2017	$221,312
2018	2,179
2019	2,179
2020	2,144
2021	2,061
Thereafter	1,711
Total	$231,586
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.
Changes in the Company’s product warranty reserves were as follows:

	Year Ended
	June 26, 2016	June 28, 2015
	(in thousands)
Balance at beginning of period	$93,209	$69,385
Warranties issued during the period	124,582	119,119
Settlements made during the period	(114,008)	(100,196)
Changes in liability for pre-existing warranties	(3,462)	4,901
Balance at end of period	$100,321	$93,209
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
Note 16: Stock Repurchase Program
On April 29, 2014, the Board of Directors authorized the repurchase of up to $850.0 million of Common Stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases are funded using the Company’s on-shore cash and on-shore cash generation. This repurchase program has no termination date and may be suspended or discontinued at any time.

Continues on next page
Lam Research Corporation 2016 10-K 92

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 28, 2015				$316,587
Quarter Ended September 27, 2015	1,205	$87,493	$72.61	$229,094
Quarter Ended December 27, 2015	—	$—	$—	$229,094
Quarter Ended March 27, 2016	—	$—	$—	$229,094
Quarter Ended June 26, 2016	—	$—	$—	$229,094
In addition to shares repurchased under the Board-authorized repurchase program shown above, the Company acquired 924,823 shares at a total cost of $67.6 million, during the twelve months ended June 26, 2016, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans. The Company is restricted from repurchasing Common Stock pursuant to the KLA-Tencor merger agreement.

Continues on next page
Lam Research Corporation 2016 10-K 93

Note 17: Comprehensive Income (Loss)
The components of accumulated other comprehensive loss, net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated foreign currency translation adjustment	Accumulated unrealized holding gain (loss) on cash flow hedges		Accumulated unrealized holding gain (loss) on available-for-sale investments		Accumulated unrealized components of defined benefit plans	Total
	(in thousands)
Balance as of June 28, 2015	$(35,125)	$(2,859)		$(3,761)		$(16,051)	$(57,796)
Other comprehensive (loss) income before reclassifications	(4,287)	(17,725)		9,028		(3,027)	(16,011)
(Gains) losses reclassified from accumulated other comprehensive income (loss) to net income	(116)	4,961	(1)	(371)	(2)	—	4,474
Net current-period other comprehensive (loss) income	(4,403)	(12,764)		8,657		(3,027)	(11,537)
Balance as of June 26, 2016	$(39,528)	$(15,623)		$4,896		$(19,078)	$(69,333)
  __________________________________

(1)
Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in revenue: $2,623 gain, cost of goods sold: $2,111 gain, and other income and expense: $227 gain.

(2)	Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in other expense, net.

Continues on next page
Lam Research Corporation 2016 10-K 94

Tax related to the components of other comprehensive income during the period were as follows:

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
	(in thousands)
Tax benefit (expense) on change in unrealized gains/losses on cash flow hedges:
Tax benefit (expense) on unrealized gains/losses arising during the period	$1,252	$1,885	$(1,065)
Tax (benefit) expense on gains/losses reclassified to earnings	(767)	(92)	1,615
	485	1,793	550
Tax (expense) benefit on change in unrealized gains/losses on available-for-sale investments:
Tax (expense) benefit on unrealized gains/losses arising during the period	(2,764)	1,796	(735)
Tax expense (benefit) on gains/losses reclassified to earnings	245	31	493
	(2,519)	1,827	(242)
Tax benefit (expense) on change in unrealized components of defined benefit plans	1,648	(871)	1,895
Tax (expense) benefit on other comprehensive (loss) income	$(386)	$2,749	$2,203
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
Revenues and long-lived assets by geographic region were as follows:

	Year Ended
	June 26, 2016	June 28, 2015	June 29, 2014
	(in thousands)
Revenue:
Taiwan	$1,485,037	$1,084,239	$1,049,214
Korea	1,057,331	1,406,617	1,127,406
China	1,039,951	661,094	623,408
Japan	983,821	623,575	634,131
Southeast Asia	605,236	278,350	247,398
United States	495,123	890,891	622,022
Europe	219,394	314,546	303,730
Total revenue	$5,885,893	$5,259,312	$4,607,309

Continues on next page
Lam Research Corporation 2016 10-K 95

	June 26, 2016	June 28, 2015	June 29, 2014
	(in thousands)
Long-lived assets:
United States	$529,316	$505,814	$429,548
Europe	81,377	86,779	89,221
Korea	17,281	18,230	18,776
Taiwan	8,647	8,908	4,259
China	1,339	960	846
Japan	980	378	454
Southeast Asia	668	349	392
	$639,608	$621,418	$543,496
In fiscal year 2016, four customers accounted for approximately 17%, 16%, 12%, and 10% of total revenues. In fiscal year 2015, three customers accounted for approximately 28%, 12%, and 11% of total revenues. In fiscal year 2014, three customers accounted for approximately 23%, 15%, and 14% of total revenues. No other customers accounted for more than 10% of total revenues.
Note 19 – Business Combinations
On October 20, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization with KLA-Tencor, under which KLA-Tencor will ultimately become (assuming satisfaction or waiver of all conditions to closing) a direct or indirect wholly-owned subsidiary of Lam Research.
Each KLA-Tencor stockholder may elect to receive, for all shares of KLA-Tencor common stock they hold at the closing of the transaction, one of the following, determined on a per-share basis: (1) mixed consideration, consisting of both (i) 0.5 of a share of Common Stock and (ii) $32.00 in cash; (2) all-stock consideration, consisting of a number of shares of Common Stock equal to (i) 0.5 plus (ii) the quotient of $32.00 divided by the five day volume weighted average price of Common Stock over a five trading day period ending shortly before the closing of the transaction (“the five day VWAP”); or (3) all-cash consideration, consisting of (i) $32.00 plus (ii) the product of 0.5 times the five day VWAP. KLA-Tencor stockholders who do not make an election will be deemed to have elected the mixed consideration. All-cash and all-stock elections will be subject to proration in accordance with the terms of the merger agreement. The stock component of the consideration is expected to represent a tax-free exchange. Completion of the transaction is subject to certain closing conditions, including but not limited to receipt of all required regulatory approvals, and other customary conditions. On February 19, 2016, at special meetings of the stockholders of the Company and KLA-Tencor, respectively, the Company's stockholders approved the issuance of Common Stock to KLA-Tencor stockholders in connection with the merger and KLA-Tencor's stockholders adopted the merger agreement, satisfying two of the conditions to closing. If the merger agreement is terminated, under specific circumstances specified in the terms of the merger agreement, the Company would be required to pay KLA-Tencor a termination fee of up to $290.0 million. The merger agreement is terminable by either party on or after October 20, 2016; unless the parties mutually agree to extend the outside date.
On May 13, 2016, Lam Research and KLA-Tencor each received a request for additional information and documentary material (commonly referred to as a "Second Request") from the United States Department of Justice ("DOJ") in connection with the proposed transaction between the companies. The companies are working with the staff of the DOJ on the terms of a consent decree. The Company and KLA-Tencor are continuing to work diligently to secure the necessary regulatory approvals. The companies have received clearance from competition authorities in Germany, Ireland, Israel and Taiwan and are in discussions with competition regulators in other jurisdictions.
The Company has entered into (1) a senior unsecured term loan agreement which provides up to $1.53 billion in term loans, subject to certain conditions; and (2) senior notes providing approximately $2.4 billion. The Company has also entered into an amendment and restatement of its existing revolving credit agreement pursuant to

Continues on next page
Lam Research Corporation 2016 10-K 96

which, among other things, the revolving lenders agreed to increase their aggregate commitments under the revolving credit agreement from $300.0 million to $750.0 million.
The Company intends to fund the cash component of the merger consideration and related fees and expenses and to prepay KLA-Tencor’s term loan with a combination of the combined companies’ balance sheet cash and proceeds of approximately $4.0 billion under various financing arrangements (see Note 13). In connection with the close of the anticipated merger, the Company expects to offer to holders of KLA-Tencor’s outstanding $2.5 billion aggregate principal amount of senior unsecured notes (the “KLA-Tencor Senior Notes”) new series of Lam Research senior unsecured notes in exchange for the KLA-Tencor Senior Notes.
During the 12 months ended June 26, 2016, the Company expensed as incurred acquisition-related costs of $51.0 million, respectively, within selling, general, and administrative expense in the Consolidated Statement of Operations.

Continues on next page
Lam Research Corporation 2016 10-K 97

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Lam Research Corporation
We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 26, 2016 and June 28, 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 26, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation at June 26, 2016 and June 28, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 26, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lam Research Corporation’s internal control over financial reporting as of June 26, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 16, 2016 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
August 16, 2016

Continues on next page
Lam Research Corporation 2016 10-K 98

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Lam Research Corporation
We have audited Lam Research Corporation’s internal control over financial reporting as of June 26, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lam Research Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Lam Research Corporation maintained, in all material respects, effective internal control over financial reporting as of June 26, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 Consolidated Financial Statements of Lam Research Corporation and our report dated August 16, 2016 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
August 16, 2016

Continues on next page
Lam Research Corporation 2016 10-K 99

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
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 26, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective, as of June 26, 2016, at the reasonable assurance level.
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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Controls — Integrated Framework used by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 26, 2016 at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report, which is included in Part II, Item 8 of this 2016 Form 10-K.
Effectiveness of Controls
While we believe the present design of our disclosure controls and procedures and internal control over financial reporting is effective at the reasonable assurance level, future events affecting our business may cause us to modify our disclosure controls and procedures or internal controls over financial reporting.

Item 9B.	Other Information
None.

Continues on next page
Lam Research Corporation 2016 10-K 100

PART III
We have omitted from this 2016 Form 10-K certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the SEC within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders expected to be held on or about November 9, 2016 (the “Proxy Statement”), and certain information included in the Proxy Statement is incorporated into this report by reference. (However, the Reports of the Audit Committee and Compensation Committee in the Proxy Statement are expressly not incorporated by reference into this report.)
Item 10.        Directors, Executive Officers and Corporate Governance
For information regarding our executive officers, see Part I, Item 1 of this 2016 Form 10-K under the caption “Executive Officers of the Company,” which information is incorporated into Part III by reference.
The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Voting Proposals — Proposal No. 1: Election of Directors — 2016 Nominees for Director” and "Voting Proposals — Proposal No. 2: — Election of Additional Directors — 2016 Nominees for Director."
The information concerning our audit committee and audit committee financial experts required by this Item is incorporated by reference to our Proxy Statement under the heading “Governance Matters — Corporate Governance — Board Committees" and "Governance Matters — Corporate Governance — Board Committees — Audit Committee.”
The information concerning compliance by our officers, directors and 10% shareholders with Section 16 of the Exchange Act required by this Item is incorporated by reference to our Proxy Statement under the heading “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance.”
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
The information required by this Item is incorporated by reference to our Proxy Statement under the headings “Stock Ownership — Security Ownership of Certain Beneficial Owners and Management” and “Compensation Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to our Proxy Statement under the headings “Audit Matters — Certain Relationships and Related Transactions” and “Governance Matters — Corporate Governance — Director Independence Policies."

Item 14.	Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Audit Matters — Relationship with Independent Registered Public Accounting Firm.”

Continues on next page
Lam Research Corporation 2016 10-K 101

PART IV
Item 15.        Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K
1. Index to Financial Statements

Page
Consolidated Statements of Operations — Years Ended June 26, 2016, June 28, 2015, and June 29, 2014	52
Consolidated Statements of Comprehensive Income — Years Ended June 26, 2016, June 28, 2015, and June 29, 2014	53
Consolidated Balance Sheets — June 26, 2016 and June 28, 2015	54
Consolidated Statements of Cash Flows — Years Ended June 26, 2016, June 28, 2015, and June 29, 2014	55
Consolidated Statements of Stockholders’ Equity — Years Ended June 26, 2016, June 28, 2015, and June 29, 2014	57
Notes to Consolidated Financial Statements	58
Reports of Independent Registered Public Accounting Firm	98

2. Index to Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts	105

Schedules, other than those listed above, have been omitted since they are not applicable/not required, or the information is included elsewhere herein.

3. See (b) of this Item 15, which is incorporated herein by reference.

(b)	The list of Exhibits follows page 105 of this 2016 Annual Report on Form 10-K and is incorporated herein by this reference.

Continues on next page
Lam Research Corporation 2016 10-K 102

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 16, 2016	LAM RESEARCH CORPORATION (Registrant)

By:		/s/ Martin B. Anstice
Martin B. Anstice
President and Chief Executive Officer

Continues on next page
Lam Research Corporation 2016 10-K 103

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

Signatures	Title	Date
Principal Executive Officer

/s/ Martin B. Anstice	President, Chief Executive Officer and Director	August 16, 2016
Martin B. Anstice

Principal Financial Officer and Principal Accounting Officer

/s/ Douglas R. Bettinger	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer	August 16, 2016
Douglas R. Bettinger

Other Directors
Chairman
Stephen G. Newberry

/s/ Eric K. Brandt	Director	August 16, 2016
Eric K. Brandt

Director
Michael R. Cannon

/s/ Youssef A. El-Mansy	Director	August 16, 2016
Youssef A. El-Mansy

/s/ Christine Heckart	Director	August 16, 2016
Christine Heckart

/s/ Catherine P. Lego	Director	August 16, 2016
Catherine P. Lego

/s/ Krishna Saraswat	Director	August 16, 2016
Krishna Saraswat

/s/ Abhi Talwalkar	Director	August 16, 2016
Abhi Talwalkar

Continues on next page
Lam Research Corporation 2016 10-K 104

LAM RESEARCH CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
YEAR ENDED JUNE 26, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$4,890	$—	$265	$5,155
YEAR ENDED JUNE 28, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$4,962	$8	$(80)	$4,890
YEAR ENDED JUNE 29, 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$5,448	$14	$(500)	$4,962

Continues on next page
Lam Research Corporation 2016 10-K 105

LAM RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 26, 2016
EXHIBIT INDEX

Exhibit	Description
2.1(25)	Agreement and Plan of Merger and Reorganization, dated as of October 20, 2015, by and among Lam Research Corporation, Topeka Merger Sub 1, Inc., Topeka Merger Sub 2, Inc., and KLA-Tencor Corporation.
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

3.2(14)	Bylaws of the Registrant, as amended and restated, dated November 7, 2014.
3.3(2)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 30, 1997.
4.1(6)	Indenture (including Form of Notes), dated as of May 11, 2011, by and between Lam Research Corporation, and The Bank of New York Mellon Trust Company, N.A, as trustee, with respect to the 2016 Notes.
4.2(6)	Indenture (including Form of Notes), dated as of May 11, 2011, by and between Lam Research Corporation, and The Bank of New York Mellon Trust Company, N.A, as trustee, with respect to the 2018 Notes.
4.15(24)*	Lam Research Corporation 2007 Stock Incentive Plan, as amended.
4.16(7)*	Lam Research Corporation Elective Deferred Compensation Plan.
4.17(7)*	Lam Research Corporation Elective Deferred Compensation Plan II.
4.18(8)
Indenture between Novellus Systems, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee, dated as of May 10, 2011, including the form of 2.625% Senior Convertible Notes due 2041.

4.19(5)	Supplemental Indenture among the Registrant, as Guarantor, Novellus Systems, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee, dated as of June 4, 2012.
4.20(15)	Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended.
4.21(21)	Indenture (including Form of Notes), dated as of February 13, 2015, between Registrant and The Bank of New York Mellon Trust Company, N.A.
4.22(22)	First Supplemental Indenture, dated as of March 12, 2015, by and between Lam Research Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee
4.23(30)	Second Supplemental Indenture, dated as of June 7, 2016, by and between Lam Research Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.24(26)*	2004 Executive Incentive Plan, as Amended and Restated.
4.25(26)*	2015 Stock Incentive Plan.
10.3(1)*	Form of Indemnification Agreement.
10.107(3)	Form of Restricted Stock Unit Award Agreement—Outside Directors (U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan.
10.108(3)	Form of Restricted Stock Unit Award Agreement—Outside Directors (non-U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan.
10.148(4)*	Form of Indemnification Agreement.
10.151(5)*	Form of Indemnification Agreement.
10.162(9)*	Form of Novellus Directors and Officers Indemnification Agreement.
10.168(10)	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2003.

Continues on next page
Lam Research Corporation 2016 10-K 106

Exhibit	Description
10.169(11)
Binding Memorandum of Understanding between Novellus, and Applied Materials, Inc., effective as of September 3, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.170(12)*	Novellus Amended Executive Voluntary Deferred Compensation Plan, as amended.
10.171(13)*	Novellus Accelerated Stock Vesting Retirement Plan Summary.
10.172(16)*	Novellus Systems, Inc. 2011 Stock Incentive Plan, as amended July 18, 2012.
10.181(17)*	Form of Restricted Stock Unit Award Agreement (U.S. Participants) — Lam Research Corporation 2007 Stock Incentive Plan
10.182(17)*	Form of Restricted Stock Unit Award Agreement (International Participants) — Lam Research Corporation 2007 Stock Incentive Plan
10.183(17)*	Form of Nonstatutory Stock Option Award Agreement (U.S. Participants) — Lam Research Corporation 2007 Stock Incentive Plan
10.184(17)*	Form of Nonstatutory Stock Option Award Agreement (International Participants) — Lam Research Corporation 2007 Stock Incentive Plan
10.187(17)*	Form of Restricted Stock Unit Award Agreement (U.S. Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)
10.188(17)*	Form of Restricted Stock Unit Award Agreement (International Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)
10.189(17)*	Form of Nonstatutory Stock Option Award Agreement (U.S. Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)
10.191(17)*	Form of Nonstatutory Stock Option Award Agreement (International Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)
10.211(18)*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) — Lam Research Corporation 2007 Stock Incentive Plan
10.212(18)*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants)—Lam Research Corporation 2007 Stock Incentive Plan
10.213(18)*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)
10.214(18)*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)
10.231(19)*	Employment Agreement with Martin B. Anstice, dated January 13, 2015
10.232(19)*	Employment Agreement with Timothy M. Archer, dated January 13, 2015
10.233(19)*	Employment Agreement with Douglas R. Bettinger, dated January 13, 2015
10.234(19)*	Employment Agreement with Richard A. Gottscho, dated January 13, 2015
10.235(19)*	Form of Change in Control Agreement.
10.236(28)	Chairman’s Agreement with Stephen G. Newberry, dated December 14, 2015
10.237(20)	Form of Confidentiality Agreement
10.243(25)	Commitment Letter, dated October 20, 2015, by and among Lam Research Corporation, Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC.
10.244(26)*	Form of Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan.
10.245(26)*	Form of Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan.
10.246(26)*	Form of Restricted Stock Unit Award Agreement (Outside Directors) - 2015 Stock Incentive Plan.
10.247(26)*	Form of Option Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan.
10.248(26)*	Form of Option Award Agreement (International Participants) - 2015 Stock Incentive Plan.
10.249(26)*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan.

Continues on next page
Lam Research Corporation 2016 10-K 107

Exhibit	Description
10.250(26)*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan.
10.251(27)
Amendment and Restatement Agreement, dated November 10, 2015 among Lam Research Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders listed therein, and all exhibits and schedules attached thereto.

10.252(27)	Joinder Agreement, dated as of November 10, 2015, among Lam Research Corporation and the other agents and lenders listed therein, and the schedules attached thereto.
10.253(29)	Amended and Restated Term Loan Agreement, dated May 13, 2016, among Lam Research Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
10.254
Amendment No. 1 to the Amended and Restated Credit Agreement, dated April 26, 2016 among Lam Research Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders listed therein, and all exhibits and schedules attached thereto.

20.1(23)
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
 __________________________________

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1988 (SEC File No. 000-12933).

(2)
Incorporated by reference to Registrant’s Amendment No. 2 to its Annual Report on Form 10K/A filed on May 2, 2001, and Registrant’s Current Report on Form 8-K filed on November 10, 2009 (SEC File No. 000-12933).

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2007 (SEC File No. 000-12933).

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 13, 2008 (SEC File No. 000-12933).

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 4, 2012 (SEC File No. 000-12933).

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 11, 2011 (SEC File No. 000-12933).

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed on August 19, 2011 (SEC File No. 000-12933)

(8)	Incorporated by reference to Novellus’ Current Report on Form 8-K filed on May 10, 2011 (SEC File No. 000-17157).

Continues on next page
Lam Research Corporation 2016 10-K 108

(9)	Incorporated by reference to Novellus’ Current Report on Form 10-Q filed on August 13, 2002 (SEC File No. 000-17157).

(10)	Incorporated by reference to Novellus’ Annual Report on Form 10-K filed on March 5, 2003 (SEC File No. 000-17157).

(11)	Incorporated by reference to Novellus’ Current Report on Form 8-K filed on September 24, 2004 (SEC File No. 000-17157).

(12)	Incorporated by reference to Novellus’ Quarterly Report on Form 10-Q filed on November 5, 2008 (SEC File No. 000-17157).

(13)	Incorporated by reference to Novellus’ Quarterly Report on Form 10-Q filed on November 2, 2010 (SEC File No. 000-17157).

(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 12, 2014 (SEC File No. 000-12933).

(15)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on January 31, 2013 (SEC File No. 000-12933).

(16)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed on August 22, 2012 (SEC File No. 000-12933).

(17)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on February 6, 2014 (SEC File No. 000-12933).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 18, 2014 (SEC File No. 000-12933).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 16, 2015 (SEC File No. 000-12933).

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 3, 2015 (SEC File No. 000-12933).

(21)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed on February 13, 2015 (SEC File No. 333-202110).

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 12, 2015 (SEC File No. 000-12933).

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 16, 2015 (SEC File No. 000-12933).

(24)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed on August 27, 2013 (SEC File No. 000-12933)

(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2015 (SEC File No. 000-12933).

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 12, 2015 (SEC File No. 000-12933).

(28)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 3, 2016 (SEC File No. 000-12933).

(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 13, 2016 (SEC File No. 000-12933).

(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 7, 2016 (SEC File No. 000-12933).

*	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate.

Continues on next page
Lam Research Corporation 2016 10-K 109