Form 10-Q
period 2016-09-25
LAM RESEARCH CORP
filed 2016-10-25
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2016
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
As of October 20, 2016, the Registrant had 162,829,959 shares of common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 25, 2016	September 27, 2015
Revenue	$1,632,419	$1,600,043
Cost of goods sold	916,222	877,680
Gross margin	716,197	722,363
Research and development	235,240	234,209
Selling, general and administrative	165,010	152,726
Total operating expenses	400,250	386,935
Operating income	315,947	335,428
Other expense, net	(23,154)	(27,121)
Income before income taxes	292,793	308,307
Income tax expense	(28,958)	(19,628)
Net income	$263,835	$288,679
Net income per share:
Basic	$1.64	$1.82
Diluted	$1.47	$1.66
Number of shares used in per share calculations:
Basic	160,607	158,352
Diluted	180,017	174,374
Cash dividend declared per common share	$0.30	$0.30

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	September 25, 2016	September 27, 2015
Net income	$263,835	$288,679
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,501	(7,822)
Cash flow hedges:
Net unrealized losses during the period	(2,421)	(544)
Net losses reclassified into earnings	11,950	341
	9,529	(203)
Available-for-sale investments:
Net unrealized (losses) gains during the period	(2,723)	2,748
Net losses reclassified into earnings	903	20
	(1,820)	2,768
Defined benefit plans, net change in unrealized component	123	95
Other comprehensive loss, net of tax	12,333	(5,162)
Comprehensive income	$276,168	$283,517

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 25, 2016	June 26, 2016
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$5,861,701	$5,039,322
Investments	1,352,775	1,788,612
Accounts receivable, less allowance for doubtful accounts of $7,124 as of September 25, 2016 and $5,155 as of June 26, 2016	1,290,317	1,262,145
Inventories	931,581	971,911
Prepaid expenses and other current assets	162,628	151,160
Total current assets	9,599,002	9,213,150
Property and equipment, net	649,587	639,608
Restricted cash and investments	255,640	250,421
Goodwill	1,385,838	1,386,276
Intangible assets, net	526,593	564,921
Other assets	219,702	209,939
Total assets	$12,636,362	$12,264,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$349,743	$348,199
Accrued expenses and other current liabilities	765,655	772,910
Deferred profit	417,855	349,199
Current portion of convertible notes and capital leases	952,999	947,733
Total current liabilities	2,486,252	2,418,041
Senior notes, convertible notes, and capital leases, less current portion	3,378,179	3,378,129
Income taxes payable	241,671	231,514
Other long-term liabilities	142,910	134,562
Total liabilities	6,249,012	6,162,246
Commitments and contingencies
Temporary equity, convertible notes	202,467	207,552
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares; issued and outstanding, 161,706 shares at September 25, 2016 and 160,201 shares at June 26, 2016	162	160
Additional paid-in capital	5,627,839	5,572,898
Treasury stock, at cost, 100,767 shares at September 25, 2016 and 101,071 shares at June 26, 2016	(4,421,665)	(4,429,317)
Accumulated other comprehensive loss	(57,000)	(69,333)
Retained earnings	5,035,547	4,820,109
Total stockholders’ equity	6,184,883	5,894,517
Total liabilities and stockholders’ equity	$12,636,362	$12,264,315

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 25, 2016	September 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$263,835	$288,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,562	70,590
Deferred income taxes	7,633	(5,563)
Equity-based compensation expense	38,595	35,774
Income tax benefit on equity-based compensation plans	—	3,545
Excess tax benefit on equity-based compensation plans	—	(3,572)
Amortization of note discounts and issuance costs	6,830	9,831
Other, net	16,807	10,011
Changes in operating assets and liabilities	64,962	39,702
Net cash provided by operating activities	473,224	448,997
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(41,979)	(49,454)
Purchases of available-for-sale securities	(38,149)	(358,854)
Sales and maturities of available-for-sale securities	469,899	330,651
Transfer of restricted cash and investments	(5,219)	—
Other, net	(7,800)	(1,500)
Net cash provided by (used for) investing activities	376,752	(79,157)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations and payments for debt issuance costs	(371)	(96)
Proceeds from issuance of long-term debt, net of issuance costs	—	—
Excess tax benefit on equity-based compensation plans	—	3,572
Treasury stock purchases	(1,854)	(98,385)
Dividends paid	(48,052)	(47,659)
Reissuance of treasury stock related to employee stock purchase plan	19,320	19,245
Proceeds from issuance of common stock	1,459	377
Other, net	(10)	(300)
Net cash (used for) provided by financing activities	(29,508)	(123,246)
Effect of exchange rate changes on cash and cash equivalents	1,911	(3,808)
Net increase in cash and cash equivalents	822,379	242,786
Cash and cash equivalents at beginning of period	5,039,322	1,501,539
Cash and cash equivalents at end of period	$5,861,701	$1,744,325
Schedule of noncash transactions:
Accrued payables for stock repurchases	—	7,624
Accrued payables for capital expenditures	11,631	6,761
Dividends payable	48,397	47,896
Transfers of inventory to (from) property and equipment, net	13,419	(779)

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2016
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 26, 2016, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended June 26, 2016 (the “2016 Form 10-K”). The Company’s reports on Form 10-K, Form 10-Q and Form 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts its reports on Form 10-K, Form 10-Q and Form 8-K on its corporate website at http://investor.lamresearch.com. The content on any website referred to in this Form 10-Q is not a part of or incorporated by reference in this Form 10-Q unless expressly noted.
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 25, 2017 and includes 52 weeks. The quarters ended September 25, 2016 (the “September 2016 quarter”) and September 27, 2015 (the “September 2015 quarter”) included 13 weeks.
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
In May 2016, FASB released ASU 2016-12, "Revenue from Contracts with Customers." which also clarifies guidance in ASU 2014-09 on assessing collectability, non-cash consideration, presentation of sales tax and completed contracts and contract modification in transition.
The Company is required to adopt these standards starting in the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. The Company has not yet selected a transition method, and is in the process of determining the impact that the new standard will have on its Condensed Consolidated Financial Statements. The Company does not plan to early adopt this standard.
In April 2015, the FASB released ASU 2015-3, “Interest – Imputation of Interest.” The amendment requires that debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this standard in the September 2016 quarter, with retrospective application to the June 26, 2016 Condensed Consolidated Balance Sheet. The adoption did not have a material impact to the Condensed Consolidated Financial Statements.
In September 2015, the FASB released ASU 2015-16, “Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement to restate prior period financial statements for measurement period adjustments. Instead, the cumulative impact of measurement period adjustments, including the impact on prior periods, is required to be recognized in the reporting period in which the adjustment is identified. The Company adopted this standard in the September 2016 quarter, with no impact to the Condensed Consolidated Financial Statements.
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
In January 2016, FASB released ASU 2016-1, “Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendment changes the accounting for and financial statement presentation of equity investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee. The amendment provides clarity on the measurement methodology to be used for the required disclosure of fair value of financial instruments measured at amortized cost on the balance sheet and clarifies that an entity should evaluate the need for a valuation allowance on deferred tax assets related to available-for-sale securities in combination with the entity's other deferred tax assets, among other changes. The Company is required to adopt this standard starting in the first quarter of fiscal year 2019 and does not anticipate that implementation will have a material impact on its Condensed Consolidated Financial Statements.
In January 2016, FASB released ASU 2016-2, "Leases." The amendment requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The amendment offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Company is required to adopt this standard starting in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
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

The Company is required to adopt this standard starting in the first quarter of fiscal year 2018. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
In June 2016, FASB released ASU 2016-13, "Financial Instruments - Credit Losses." The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
NOTE 3 — EQUITY-BASED COMPENSATION PLANS
The Company has stock plans that provide for grants of equity-based awards to eligible participants, including stock options, restricted stock units (“RSUs”), and market-based performance RSUs (“market-based PRSUs”) of Lam Research common stock (“Common Stock”). An option is a right to purchase Common Stock at a set price. An RSU award is an agreement to issue a set number of shares of Common Stock at the time of vesting. The Company’s market-based PRSUs contain both a market condition and a service condition. The Company’s options, RSU and market-based PRSU awards typically vest over a period of three years. The Company also has an employee stock purchase plan that allows employees to purchase its Common Stock at a discount through payroll deductions.
The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 25, 2016	September 27, 2015
	(in thousands)
Equity-based compensation expense	$38,595	$35,774
Income tax benefit recognized related to equity-based compensation expense	$10,905	$6,097
The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis.
Stock Options and RSUs
The Lam Research Corporation 2015 Stock Incentive Plan, as amended, 2007 Stock Incentive Plan, as amended and 2011 Stock Incentive Plan, as amended (collectively the “Stock Plans”) provide for the grant of non-qualified equity-based awards to eligible employees and non-employee directors of the Company and its subsidiaries. A summary of stock plan transactions is as follows:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Fair Market Value at Grant
June 26, 2016	907,411	$47.41	4,335,104	$69.30
Granted	—	$—	34,458	$87.59
Exercised	(54,364)	$32.29	N/A	N/A
Canceled	—	$—	(50,640)	$67.67
Vested restricted stock	N/A	N/A	(61,540)	$65.09
September 25, 2016	853,047	$48.37	4,257,382	$69.51

As of September 25, 2016, there was $4.1 million of total unrecognized compensation cost related to unvested stock options granted and outstanding; that cost is expected to be recognized over a weighted-average remaining vesting period of 2.2 years. As of September 25, 2016, there was $187.4 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted-average remaining period of 2.0 years.
ESPP
The 1999 Employee Stock Purchase Plan, as amended and restated (the “1999 ESPP”), allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of Common Stock on the first or last day of the applicable purchase period. Each offering period generally lasts up to 14 months and includes three interim purchase dates.

Purchase rights under the 1999 ESPP were valued using the Black-Scholes option valuation model and the following weighted-average assumptions for the three months ended September 25, 2016 and September 27, 2015:

	Three Months Ended
	September 25, 2016	September 27, 2015
Expected term (years)	0.77	0.68
Expected stock price volatility	33.02%	31.56%
Risk-free interest rate	0.43%	0.18%
Dividend Yield	1.14%	0.93%

As of September 25, 2016, there was $19.0 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over a remaining period of approximately 1.1 years.
NOTE 4 — OTHER EXPENSE, NET
The significant components of other expense, net, are as follows:

	Three Months Ended
	September 25, 2016	September 27, 2015
	(in thousands)
Interest income	$12,763	$5,760
Interest expense	(41,429)	(24,661)
Gains (losses) on deferred compensation plan related assets, net	6,172	(5,164)
Foreign exchange gains (losses), net	1,219	(698)
Other, net	(1,879)	(2,358)
	$(23,154)	$(27,121)
Interest income in the three months ended September 25, 2016 increased, as compared to the three months ended September 27, 2015, due to higher cash balances and increased interest rates. Interest expense in the three months ended September 25, 2016 increased, as compared to the three months ended September 27, 2015, primarily due to interest expense associated with the $2.4 billion Senior Note issuance in the three months ended June 26, 2016.
NOTE 5 — INCOME TAX EXPENSE
The Company recorded an income tax expense of $29.0 million for the three months ended September 25, 2016, which yielded an effective tax rate of approximately 9.9%.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three months ended September 25, 2016 is primarily due to income in lower tax jurisdictions.

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

	Three Months Ended
	September 25, 2016	September 27, 2015
	(in thousands, except per share data)
Numerator:
Net income	$263,835	$288,679
Denominator:
Basic average shares outstanding	160,607	158,352
Effect of potential dilutive securities:
Employee stock plans	2,142	2,544
Convertible notes	15,220	13,120
Warrants	2,048	358
Diluted average shares outstanding	180,017	174,374
Net income per share - basic	$1.64	$1.82
Net income per share - diluted	$1.47	$1.66

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended
	September 25, 2016	September 27, 2015
	(in thousands)
Number of options and RSUs excluded	196	93
Diluted shares outstanding do not include any effect resulting from the note hedges associated with the Company’s 2018 Notes as their impact would have been anti-dilutive.
NOTE 7 — FINANCIAL INSTRUMENTS
The Company maintains an investment portfolio of various holdings, types, and maturities. The Company’s mutual funds, which are related to the Company’s obligations under the deferred compensation plan, are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as other income (expense) in the Condensed Consolidated Statements of Operations. All of the Company’s other investments are classified as available-for-sale and consequently are recorded in the Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.
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
The Company’s primary financial instruments include its cash, cash equivalents, investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and foreign currency related derivative instruments. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of capital lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 11 for additional information regarding the fair value of the Company’s convertible notes senior notes.

The following table sets forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of September 25, 2016 and June 26, 2016:

	September 25, 2016
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$768,071	$—	$—	$768,071	$762,458	$—	$5,613	$—
Level 1:
Time Deposit	913,725	—	—	913,725	663,698	—	250,027	—
Money Market Funds	4,180,031	—	—	4,180,031	4,180,031	—	—	—
U.S. Treasury and Agencies	366,017	951	(3)	366,965	86,092	280,873	—	—
Mutual Funds	39,010	1,773	(195)	40,588	—	—	—	40,588
Level 1 Total	5,498,783	2,724	(198)	5,501,309	4,929,821	280,873	250,027	40,588
Level 2:
Municipal Notes and Bonds	201,502	183	(76)	201,609	—	201,609	—	—
Government-Sponsored Enterprises	31,701	49	(14)	31,736	—	31,736	—	—
Foreign Government Bonds	14,357	20	(1)	14,376	—	14,376	—	—
Corporate Notes and Bonds	937,712	2,871	(201)	940,382	169,422	770,960	—	—
Mortgage Backed Securities — Residential	15,747	53	(141)	15,659	—	15,659	—	—
Mortgage Backed Securities — Commercial	37,661	18	(117)	37,562	—	37,562	—	—
Level 2 Total	1,238,680	3,194	(550)	1,241,324	169,422	1,071,902	—	—
Total	$7,505,534	$5,918	$(748)	$7,510,704	$5,861,701	$1,352,775	$255,640	$40,588

	June 26, 2016
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$418,216	$—	$—	$418,216	$412,573	$—	$5,643	$—
Level 1:
Time Deposit	904,243	—	—	904,243	659,465	—	244,778	—
Money Market Funds	3,904,288	—	—	3,904,288	3,904,288	—	—	—
U.S. Treasury and Agencies	446,530	2,041	(2)	448,569	62,996	385,573	—	—
Mutual Funds	39,318	1,400	(397)	40,321	—	—	—	40,321
Level 1 Total	5,294,379	3,441	(399)	5,297,421	4,626,749	385,573	244,778	40,321
Level 2:
Municipal Notes and Bonds	265,386	355	(16)	265,725	—	265,725	—	—
U.S. Treasury and Agencies	8,068	151	—	8,219	—	8,219	—	—
Government-Sponsored Enterprises	31,885	91	(13)	31,963	—	31,963	—	—
Foreign Government Bonds	41,440	76	(4)	41,512	—	41,512	—	—
Corporate Notes and Bonds	979,566	4,341	(566)	983,341	—	983,341	—	—
Mortgage Backed Securities — Residential	17,395	37	(152)	17,280	—	17,280	—	—
Mortgage Backed Securities — Commercial	55,129	30	(160)	54,999	—	54,999	—	—
Level 2 Total	1,398,869	5,081	(911)	1,403,039	—	1,403,039	—	—
Total	$7,111,464	$8,522	$(1,310)	$7,118,676	$5,039,322	$1,788,612	$250,421	$40,321
The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three months ended September 25, 2016 or September 27, 2015. Additionally, gross realized gains and gross realized (losses) from sales of investments were approximately $2.6 million and $0.2 million, respectively, in the three months ended September 25, 2016 and $0.2 million and $0.7 million, respectively, in the three months ended September 27, 2015.

The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	September 25, 2016
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Municipal Notes and Bonds	$110,401	$(71)	$1,995	$(5)	$112,396	$(76)
U.S. Treasury & Agencies	8,247	(3)	—	—	8,247	(3)
Mutual Funds	—	—	8,964	(195)	8,964	(195)
Government-Sponsored Enterprises	419	—	621	(14)	1,040	(14)
Foreign Government Bonds	4,250	(1)	—	—	4,250	(1)
Corporate Notes and Bonds	147,348	(83)	47,805	(118)	195,153	(201)
Mortgage Backed Securities — Residential	8,469	(57)	3,897	(84)	12,366	(141)
Mortgage Backed Securities — Commercial	28,585	(82)	6,318	(35)	34,903	(117)
	$307,719	$(297)	$69,600	$(451)	$377,319	$(748)
The amortized cost and fair value of cash equivalents, investments and restricted investments with contractual maturities are as follows as of September 25, 2016:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$5,898,756	$5,898,959
Due after one year through five years	730,005	733,625
Due in more than five years	69,692	69,461
	$6,698,453	$6,702,045
The Company has the ability, if necessary, to liquidate its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying Condensed Consolidated Balance Sheets.
Derivative Instruments and Hedging
The Company carries derivative financial instruments (“derivatives”) on its Condensed Consolidated Balance Sheets at their fair values. The Company enters into foreign currency forward derivative contracts and foreign currency options with financial institutions with the primary objective of reducing volatility of earnings and cash flows related to foreign currency exchange rate fluctuations. The counterparties to these derivative contracts are large global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.

Cash Flow Hedges
The Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations on non-U.S. dollar transactions or cash flows, primarily from Japanese yen-denominated revenues, and euro denominated and Korean won-denominated expenses. The Company’s policy is to mitigate the foreign exchange risk arising from the fluctuations in the value of these non-U.S. dollar denominated transactions or cash flows through a foreign currency cash flow hedging program, using forward contracts and foreign currency options that generally expire within 12 months and no later than 24 months. These hedge contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue/expense in the same period the hedged items are recognized.
In addition, the Company enters into forward-starting interest rate swap agreements to hedge against the variability of cash flows due to changes in certain benchmark interest rates on fixed rate debt. These instruments are designated as cash flow hedges at inception and are settled in conjunction with the issuance of debt. The effective portion of the contracts’ gain or loss is included in accumulated other comprehensive (loss) and is amortized into income as the hedged item impacts earnings. During fiscal year ended June 26, 2016 and June 28, 2015, the Company entered into and settled a series of forward-starting interest rate swap agreements, with a total notional value of $600 million and $375 million, respectively, that were settled in conjunction with the issuance of debt during the three months ended June 26, 2016 and March 29, 2015, respectively.
At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue or expense in the current period. The change in time value related to these contracts was not material for all reported periods. Changes in the fair value of foreign exchange options due to changes in time value are included in the assessment of effectiveness. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during three months ended September 25, 2016 and September 27, 2015 associated with ineffectiveness or forecasted transactions that failed to occur.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value associated with the forward contracts and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of September 25, 2016, the Company had losses of $5.3 million accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges which it expects to reclassify from other comprehensive income into earnings over the next 12 months. Additionally, the Company had a net loss of $0.8 million accumulated in other comprehensive income, net of tax, related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 9.7 years. As a result of the October 5, 2016 termination of the Agreement and Plan of Merger and Reorganization with KLA-Tencor Corporation ("KLA-Tencor") (see Note 15 for additional information), a gain of approximately $1.1 million accumulated in other comprehensive income, net of tax, related to interest rate contracts associated with the 2026 Notes (as defined in Note 11) will be reclassified into earnings in the three months ended December 25, 2016.
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
As of September 25, 2016, the Company had the following outstanding foreign currency contracts that were entered into under its cash flow and balance sheet hedge program:

	Notional Value
	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$104,039	$—	$181,405
Swiss franc	—	—	7,387	—
Euro	24,049	—	31,518	—
Korean won	5,740	—	9,402	—
Chinese renminbi	—	—	8,215
Singapore dollar	—	—	33,867	—
Taiwan dollar	—	—	22,790	—
	$29,789	$104,039	$113,179	$181,405

Foreign Currency Option Contracts
	Buy Put	Sell Put	Buy Put (1)	Sell Put
Japanese yen	$—	$—	$15,695	$15,695
(1) Contracts were entered into and designated as cash flow hedges under ASC 815, contracts were subsequently de-designated, changes in fair market value subsequent to de-designation effect current earnings.
The fair value of derivative instruments in the Company’s Condensed Consolidated Balance Sheets as of September 25, 2016 and June 26, 2016 were as follows:

	September 25, 2016				June 26, 2016
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$113	Accrued liabilities	$5,734	Prepaid expense and other assets	$249	Accrued liabilities	$16,585
Interest rate contracts, short-term	Accrued expenses and other current liabilities	2,623	Prepaid expense and other assets	—	Accrued expenses and other current liabilities	50	Prepaid expense and other assets	159
Interest rate contracts, long-term	Other assets	4,968	Other long-term liabilities	—	Other assets	8,661	Other long-term liabilities	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	279	Accrued liabilities	83	Prepaid expense and other assets	107	Accrued liabilities	1,529
Total derivatives		$7,983		$5,817		$9,067		$18,273

Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of September 25, 2016, the potential effect of rights of off-set associated with the above foreign exchange and interest rate contracts would be an offset to assets and liabilities by $4.4 million, resulting in a net derivative asset of $3.6 million and net derivative liability of $1.4 million. As of June 26, 2016, the potential effect of rights of set-off associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $6.4 million, resulting in a net derivative asset of $2.7 million and a net derivative liability of $11.9 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

		Three Months Ended September 25, 2016			Three Months Ended September 27, 2015
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Loss Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
Derivatives Designated as Hedging Instruments		(in thousands)
Foreign Exchange Contracts	Revenue	$(2,913)	$(13,605)	$705	$(69)	$(1,378)	$32
Foreign Exchange Contracts	Cost of goods sold	235	173	(67)	(415)	1,505	(22)
Foreign Exchange Contracts	Selling, general, and administrative	(24)	(9)	(21)	(173)	258	(7)
Interest Rate Contracts	Other expense, net	—	9	—	—	(94)	—
		$(2,702)	$(13,432)	$617	$(657)	$291	$3
The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended
		September 25, 2016	September 27, 2015
Derivatives Not Designated as Hedging Instruments:	Location of (Loss) Gain Recognized in Income	Loss Recognized in Income	Gain Recognized in Income
		(in thousands)
Foreign Exchange Contracts	Other income	$(383)	$6,007
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
NOTE 8 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. System shipments to Japanese customers, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	September 25, 2016	June 26, 2016
	(in thousands)
Raw materials	$549,406	$536,844
Work-in-process	139,120	151,406
Finished goods	243,055	283,661
	$931,581	$971,911
NOTE 9 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.4 billion as of September 25, 2016 and June 26, 2016. As of September 25, 2016, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Intangible Assets
The following table provides the Company’s intangible assets as of September 25, 2016:

	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$615,193	$(317,130)	$298,063
Existing technology	643,261	(422,518)	220,743
Patents	36,553	(29,335)	7,218
Other intangible assets	36,114	(35,545)	569
Total intangible assets	$1,331,121	$(804,528)	$526,593

The following table provides the Company’s intangible assets as of June 26, 2016:

	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$615,272	$(300,711)	$314,561
Existing technology	643,433	(401,036)	242,397
Patents	36,053	(28,701)	7,352
Other intangible assets	36,114	(35,503)	611
Total intangible assets	$1,330,872	$(765,951)	$564,921
The Company recognized $38.7 million and $39.0 million in intangible asset amortization expense during the three months ended September 25, 2016 and September 27, 2015, respectively.

The estimated future amortization expense of intangible assets, excluding those with indefinite lives, as of September 25, 2016 was as follows:

Fiscal Year	Amount
(in thousands)
2017 (remaining 9 months)	$116,002
2018	153,337
2019	115,263
2020	50,194
2021	47,792
Thereafter	44,005
$526,593
NOTE 10 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 25, 2016	June 26, 2016
	(in thousands)
Accrued compensation	$357,134	$331,528
Warranty reserves	103,226	100,321
Income and other taxes payable	68,057	86,723
Dividend payable	48,397	48,052
Other	188,841	206,286
	$765,655	$772,910

NOTE 11 — LONG-TERM DEBT AND OTHER BORROWINGS
As of September 25, 2016 and June 26, 2016, the Company's outstanding debt consisted of the following:

	September 25, 2016			June 26, 2016
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 1.25% Convertible Notes Due May 15, 2018 ("2018 Notes")	$449,947	(1)	5.27%	$449,954	(3)	5.27%
Fixed-rate 2.75% Senior Notes Due March 15, 2020 ("2020 Notes")	500,000		2.88%	500,000		2.88%
Fixed-rate 2.80% Senior Notes Due June 15, 2021 ("2021 Notes")	800,000		2.95%	800,000		2.95%
Fixed-rate 3.45% Senior Notes Due June 15, 2023 ("2023 Notes")	600,000		3.60%	600,000		3.60%
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%	500,000		3.87%
Fixed-rate 3.90% Senior Notes Due June 15, 2026 ("2026 Notes")	1,000,000		4.01%	1,000,000		4.01%
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 ("2041 Notes")	699,883	(1)	4.28%	699,895	(3)	4.28%
Total debt outstanding, at par	4,549,830			4,549,849
Unamortized discount	(226,811)			(232,727)
Fair value adjustment - interest rate contracts	7,592			8,552
Unamortized bond issuance costs	(6,781)			(7,213)	(4)
Total debt outstanding, at carrying value	$4,323,830			$4,318,461
Reported as:
Current portion of long-term debt	$945,836	(2)		$940,537	(2)
Long-term debt	3,377,994			3,377,924
Total debt outstanding, at carrying value	$4,323,830			$4,318,461
____________________________
(1) As of September 25, 2016, these notes were convertible at the option of the bondholder, as a result of the condition described in (2) below. Upon closure of the conversion period, Notes not converted will be reclassified back into noncurrent liabilities and the temporary equity will be reclassified into permanent equity.
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
(3) As of June 26, 2016, these notes were convertible at the option of the bond holder, as a result of the condition described in (2) above.
(4) The Company adopted ASU 2015-3, regarding the simplification of the presentation of bond issuance costs, which requires that bond issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The Company applied the accounting standard update on a retrospective basis by reclassifying the presentation of bond issuance costs totaling $1.76 million which was originally included in prepaid assets and other current assets against current portion of convertible notes and capital leases, and $5.45 million which was originally included in other assets against senior notes, convertible notes, and capital leases, less current portion on the Condensed Consolidated Balance Sheets for June 26, 2016. There is no impact to the Company's Condensed Consolidated Statements of Operation, Stockholders' Equity, or Cash Flows for the fiscal year ended June 26, 2016.
Convertible Senior Notes
In May 2011, the Company issued and sold $450 million in aggregate principal amount of 1.25% Convertible Senior Notes due May 2018 (the “2018 Notes”) at par. The Company pays cash interest at an annual rate of 1.25%, on the 2018 Notes, on a semi-annual basis on May 15 and November 15 of each year.
In June 2012, with the acquisition of Novellus, the Company assumed $700 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes,” and collectively with the 2018 Notes, the “Convertible Notes”). The Company pays cash interest at an annual rate of 2.625%, on a semi-annual basis on May 15 and November 15 of each year on the 2041 Notes. The 2041 Notes also have a contingent interest payment provision that may require the Company to pay additional interest, up to 0.60% per year, based on certain thresholds, beginning with the semi-annual interest payment on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the 2041 Notes.
The Company separately accounts for the liability and equity components of the Convertible Notes. The initial debt components of the Convertible Notes were valued based on the present value of the future cash flows using the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature, which equals the effective interest rate on the liability component disclosed in the table below, respectively. The equity component was initially valued equal to the principle value of the notes, less the present value of the future cash flows using the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without a conversion feature, which equated to the initial debt discount.
Under certain circumstances, the Convertible Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the table below. Conversions in the three months ended September 25, 2016 were not material.
Selected additional information regarding the Convertible Notes outstanding as of September 25, 2016 and June 26, 2016, the Convertible Notes consisted of the following:

	September 25, 2016		June 26, 2016
	2018 Notes	2041 Notes	2018 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$77,064	$153,384	$72,992	$152,397
Carrying amount of temporary equity component, net of tax	$27,818	$174,649	$31,894	$175,658
Remaining amortization period (years)	1.6	24.6	1.9	24.9
Fair Value of Notes (Level 2)	$701,242	$1,906,194
Conversion rate (shares of common stock per $1,000 principal amount of notes)	16.3893	29.4126
Conversion price (per share of common stock)	$61.02	$34.00
If-converted value in excess of par value	$226,868	$1,189,443
Estimated share dilution using average quarterly stock price $90.25 per share	2,389	12,830
Convertible Note Hedges and Warrants
Concurrent with the issuance of the 2018 Notes and $450 million of notes that matured in May of 2016 (the "2016 Notes"), the Company purchased a convertible note hedge and sold warrants. The warrants settlement is contractually defined as net share settlement. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock. During the three months ended September 25, 2016, warrants associated with the 2016 Notes were exercised resulting in the issuance of approximately 1.1 million shares of the Company's Common Stock. As of September 25, 2016, the warrants associated with the 2018 Notes had not been exercised and remained outstanding.
In conjunction with the convertible note hedge, counterparties agreed to sell to the Company shares of Common Stock equal to the number of shares issuable upon conversion of the 2018 Notes in full. The convertible note hedge transactions will be settled in net shares and will terminate upon the earlier of the maturity date or the first day none of the respective notes remain outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2018 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2018 Notes. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock.

The following table presents the details of the warrants and convertible note hedge arrangements as of September 25, 2016:

	2016 Notes	2018 Notes
	(shares in thousands)
Warrants:
Underlying shares	3,098	7,375
Estimated share dilution using average quarterly stock price $90.25 per share	694	1,354
Exercise price	$69.07	$73.68
Expiration date range	August 15 - October 21, 2016	August 15 - October 23, 2018
Convertible Note Hedge:
Number of shares available from counterparties	—	7,374
Exercise price	$—	$61.02
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
As a result of the October 5, 2016 termination of the Agreement and Plan of Merger and Reorganization with KLA-Tencor (see Note 15 for additional information), the 2023 Notes and the 2026 Notes were redeemed on October 13, 2016 under the Special Mandatory Redemption terms of the indenture governing these Notes. The Company was required to redeem all of the 2023 Notes and the 2026 Notes then outstanding, at a special mandatory redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest of approximately $21.0 million from the date of initial issuance. In addition, in conjunction with the Special Mandatory Redemption of the 2023 Notes and the 2026 Notes in the three months ended December 25, 2016, the Company will recognize approximately $2.5 million of loan issuance costs to other expense, net. The 2021 Notes are not subject to Special Mandatory Redemption.
The Company may redeem the 2021 Notes at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect to the 2021 Notes and accrued and unpaid interest before May 15, 2021. The Company may redeem the 2021 Notes at par, plus accrued and unpaid interest at any time on or after May 15, 2021. In addition, upon the occurrence of certain events, as described in the indenture, the Company will be required to make an offer to repurchase the 2021 Notes at a price equal to 101% of the principal amount of the respective note, plus accrued and unpaid interest.

Selected additional information regarding the Senior Notes outstanding as of September 25, 2016 is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2020 Notes	3.4	$501,375
2021 Notes	4.7	$821,224
2023 Notes	*	$615,000
2025 Notes	8.4	$514,100
2026 Notes	*	$1,046,340

* As a result of the October 5, 2016 termination of the Agreement and Plan of Merger and Reorganization with KLA-Tencor (see Note 15 for additional information), the 2023 Notes and the 2026 Notes were redeemed on October 13, 2016 under the Special Mandatory Redemption terms of the indenture governing these Notes.

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Convertible Notes, the Senior Notes, the term loan agreement and the revolving credit facility during the three months ended September 25, 2016 and September 27, 2015.

	Three Months Ended
	September 25, 2016	September 27, 2015
	(in thousands)
Contractual interest coupon	$34,712	$14,451
Amortization of interest discount	5,914	9,122
Amortization of issuance costs	918	652
Effect of interest rate contracts, net	(1,058)	94
Total interest cost recognized	$40,486	$24,319
Term Loan Agreement
On May 13, 2016, we entered into an Amended and Restated Term Loan Agreement (the “Amended and Restated Term Loan Agreement”), which amends and restates the Term Loan Agreement we entered into on November 10, 2015 with a syndicate of lenders. The Amended and Restated Term Loan Agreement provides for a commitment of $1,530.0 million senior unsecured term loan facility composed of two tranches (the "Commitments"); (i) a $1,005.0 million tranche of 3-year senior unsecured loans; and (ii) a $525.0 million tranche of 5-year senior unsecured loans. The Commitments automatically terminated on October 5, 2016, upon termination of the Agreement and Plan of Merger and Reorganization with KLA-Tencor Corporation (see Note 15 for additional detail). In conjunction with the termination of the Commitments the Company will release approximately $3.7 million of loan issuance costs to other expense, net in the three months ended December 25, 2016.
Revolving Credit Facility
On November 10, 2015, we entered into an Amendment and Restatement Agreement (as amended on April 26, 2016 by Amendment No. 1 to the Amended and Restated Credit Agreement, and as further amended, restated, supplemented or otherwise modified from time to time, the “Amended and Restated Credit Agreement”), which amends and restates the Company's prior unsecured Credit Agreement, dated March 12, 2014 (as amended by Amendment No. 1, dated March 5, 2015). The Amended and Restated Credit Agreement provides for an increase to our revolving unsecured credit facility, from $300.0 million to $750.0 million with a syndicate of lenders. It includes an expansion option, subject to certain requirements, for us to request an increase in the facility of up to an additional $250.0 million, for a potential total commitment of $1.0 billion. Proceeds from the credit facility can be used for general corporate purposes. The facility matures on November 10, 2020. Termination of the Agreement and Plan of Merger and Reorganization with KLA-Tencor Corporate has no effect to the Amended and Restated Credit Agreement.
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (ii) LIBOR multiplied by the statutory rate, plus a spread of 0.9% to 1.5%in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants and events of default that are substantially similar to those in the Amended and Restated Term Loan Agreement. As of September 25, 2016, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
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
The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “Operating Leases”). The Company was required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of September 25, 2016.
During the term of the Operating Leases and when the terms of the Operating Leases expire, the property subject to those Operating Leases may be remarketed. The Company has guaranteed to the lessor that each property will have a certain minimum residual value. The aggregate guarantee made by the Company under the Operating Leases is generally no more than approximately $220.4 million; however, under certain default circumstances, the guarantee with regard to an Operating Lease may be 100% of the lessor’s aggregate investment in the applicable property, which in no case will exceed $250.0 million, in the aggregate.
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that are intended to limit its exposure to such indemnifications. As of September 25, 2016, the Company had not recorded any liability in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
Generally, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of third party intellectual property rights by the Company’s products or services. The Company seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services subject to its indemnification obligations. The Company does not believe, based on information available, that it is probable that any material amounts will be paid under these guarantees.

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of September 25, 2016, the maximum potential amount of future payments that it could be required to make under these arrangements and letters of credit was $13.0 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 25, 2016	September 27, 2015
	(in thousands)
Balance at beginning of period	$100,321	$93,209
Warranties issued during the period	34,855	34,203
Settlements made during the period	(32,228)	(28,458)
Changes in liability for pre-existing warranties	278	14
Balance at end of period	$103,226	$98,968
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
NOTE 13 — STOCK REPURCHASE PROGRAM
On April 29, 2014, the Board of Directors authorized the repurchase of up to $850 million of Common Stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using the Company’s on-shore cash and on-shore cash generation. This repurchase program has no termination date and may be suspended or discontinued at any time. As of September 25, 2016 the Company has approximately $229.1 million available for purchase under this repurchase program.
The Company suspended share repurchase activity under the repurchase program and made no share repurchases during the three months ended September 25, 2016. The Company continues to withhold shares through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans, during the three months ended September 25, 2016, the Company acquired 20,475 shares at a total cost of $1.9 million related to tax withholding. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive income (loss) (“AOCI”), net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated foreign currency translation adjustment		Accumulated unrealized holding gain (loss) on cash flow hedges		Accumulated unrealized holding gain (loss) on available- for-sale investments		Accumulated unrealized components of defined benefit plans	Total
	(in thousands)
Balance as of June 26, 2016	$(39,528)		$(15,623)		$4,896		$(19,078)	$(69,333)
Other comprehensive income (loss) before reclassifications	4,302		(2,421)		(2,723)		123	(719)
Losses reclassified from accumulated other comprehensive income (loss) to net income	199	(2)	11,950	(1)	903	(2)	—	13,052
Net current-period other comprehensive income (loss)	$4,501		$9,529		$(1,820)		$123	$12,333
Balance as of September 25, 2016	$(35,027)		$(6,094)		$3,076		$(18,955)	$(57,000)

(1) Amount of after tax gain reclassified from AOCI into net income located in revenue: $12,094 loss; cost of goods sold: $147 gain; selling, general and administrative expenses: $9 loss; and other income and expense: $6 gain.
(2) Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in other expense, net.
NOTE 15 – BUSINESS COMBINATIONS
On October 20, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization with KLA-Tencor Corporation. On October 5, 2016, the Company and KLA-Tencor announced that they had mutually agreed to terminate their previously announced Agreement and Plan of Merger and Reorganization. No termination fee is payable by either the Company or KLA-Tencor.

During the three months ended September 25, 2016 the Company expensed acquisition-related costs as incurred of $10.0 million, within selling, general, and administrative expense in the Condensed Consolidated Statement of Operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “anticipate,” “expect,” “may,” “should,” “could,” and “estimated” other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, international sales, revenue and operating expenses generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers' business plans on demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, increases in our customers' proportion of capital expenditure (with respect to certain technology inflections); hedging transactions; our ability to defend our market share; our ability to obtain and qualify alternative sources of supply; factors that affect our tax rates; anticipated growth in the industry and the total market for wafer fabrication equipment and our growth relative to such growth; levels of research and development expenditures; the success of joint development relationships with customers, suppliers or other industry members, and outsourced activities; the role of component suppliers in our business; the resources invested to comply with evolving standards and the impact of such efforts; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 26, 2016 (our “2016 Form 10-K”) and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three months ended September 25, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2016 Form 10-K.
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
Our market-leading products are designed to help our customers build small, fast, and sophisticated chips essential to computing devices, cars, cloud services and other technologies and devices that power the modern economy. The process of integrated circuits fabrication consists of a complex series of process and preparation steps, and our product offerings in deposition, etch, and clean address a number of the most critical steps in the fabrication process. We leverage our expertise in semiconductor processing to develop technology and/or productivity solutions that typically benefit our customers through lower defect rates, enhanced yields, faster processing time, and reduced cost as well as by facilitating their ability to meet more stringent performance and design standards.
The semiconductor capital equipment industry has been highly competitive and characterized by rapid changes in demand. Industry cyclicality has been mitigated in recent years by market demands and consolidation among our customers. However, with a reduced number of customers, variability in their business plans can lead to rapid changes in demand for Lam’s equipment and services. The variability in our customers’ investments during any particular period is dependent on several factors including but not limited to electronics demand, economic conditions (both general and in the semiconductor and electronics industries), industry supply and demand, prices for semiconductors, and our customers’ ability to develop and manufacture increasingly complex and costly semiconductor devices.

Demand for our products increased in the quarter ended September 25, 2016 (the "September 2016 quarter") compared to the quarter ended June 26, 2016 (the "June 2016 quarter') primarily as foundry customers made capacity and technology investments. This demand trend manifested as higher shipments in the September 2016 quarter, and we believe demand for our products will strengthen over the next quarter. Technology inflections in our industry, including FinFET transistors, 3D NAND, multiple patterning and advanced packaging have led to an increase in our served addressable market for our deposition and etch products. We believe that, over the longer term, demand for our products should increase as the proportion of customers’ capital expenditures rises in these technology inflection areas and we continue to gain market share.
In October 2015, we entered into an Agreement and Plan of Merger and Reorganization with KLA-Tencor Corporation. On October 5, 2016, we announced that both parties have mutually agreed to terminate that agreement.
The following summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	September 25, 2016	June 26, 2016	September 27, 2015
	(in thousands, except per share data and percentages)
Revenue	$1,632,419	$1,546,261	$1,600,043
Gross margin	$716,197	$698,784	$722,363
Gross margin as a percent of total revenue	43.9%	45.2%	45.1%
Total operating expenses	$400,250	$389,543	$386,935
Net income	$263,835	$258,939	$288,679
Diluted net income per share	$1.47	$1.46	$1.66

In the September 2016 quarter, revenue increased compared to the June 2016 quarter, primarily as a result of an increase in investment from our foundry customers. Gross margin as a percentage of revenue in the September 2016 quarter decreased as compared to the June 2016 quarter due to changes in customer concentration and product mix. Operating expenses in the September 2016 quarter increased compared to the June 2016 quarter mainly due to a $15 million gain recognized in June 2016 for the sale of assets, net of associated exit costs.
Our cash and cash equivalents, investments, and restricted cash and investments balances increased to approximately $7.5 billion as of September 25, 2016 as compared to $7.1 billion as of June 26, 2016. Cash generated by operations was approximately $473 million during the September 2016 quarter. We used cash during the September 2016 quarter for $42 million of capital expenditures and $48 million of dividends paid to our stockholders. Employee headcount as of September 25, 2016 was approximately 7,800 people.

RESULTS OF OPERATIONS
Shipments

	Three Months Ended
	September 25, 2016	June 26, 2016	September 27, 2015
Shipments (in millions)	$1,708	$1,587	$1,579
Taiwan	26%	20%	26%
Korea	28%	15%	13%
Japan	11%	14%	17%
China	11%	17%	25%
Southeast Asia	11%	20%	8%
United States	8%	10%	8%
Europe	5%	4%	3%

Shipments for the September 2016 quarter increased 8% from both the June 2016 and September 2015 quarter levels, reflecting continued strengthening of customer demand for semiconductor equipment. The increase in the September 2016 quarter from the June 2016 quarter was mainly driven by investments from our Foundry customers.

The percentages of system shipments to each of the markets we serve were as follows for the periods presented:

	Three Months Ended
	September 25, 2016	June 26, 2016	September 27, 2015
Memory	56%	66%	72%
Foundry	36%	27%	18%
Logic/integrated device manufacturing	8%	7%	10%
Revenue

	Three Months Ended
	September 25, 2016	June 26, 2016	September 27, 2015
Revenue (in millions)	$1,632	$1,546	$1,600
Taiwan	26%	15%	28%
Korea	23%	15%	17%
Japan	15%	14%	18%
China	14%	22%	16%
Southeast Asia	12%	21%	8%
United States	7%	10%	9%
Europe	3%	3%	4%

Revenue for the September 2016 quarter increased 6% from the June 2016 quarter and increased 2% compared to the September 2015 quarter, reflecting an increase in technology and capacity investments by our customers. Our deferred revenue balance increased to $704 million as of September 25, 2016 compared to $566 million as of June 26, 2016, as a result of timing of shipments. Our deferred revenue balance does not include system shipments to Japanese customers, for which title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The estimated future revenue value from shipments to Japanese customers was approximately $65 million as of September 25, 2016 and $132 million as of June 26, 2016.

Gross Margin

	Three Months Ended
	September 25, 2016	June 26, 2016	September 27, 2015
	(in thousands, except percentages)
Gross margin	$716,197	$698,784	$722,363
Percent of total revenue	43.9%	45.2%	45.1%

Gross margin as a percentage of revenue in the September 2016 quarter decreased as compared to the June 2016 quarter as well as the September 2015 quarter due primarily to unfavorable changes in customer and product mix.

Research and Development

	Three Months Ended
	September 25, 2016	June 26, 2016	September 27, 2015
	(in thousands, except percentages)
Research & development (“R&D”)	$235,240	$237,255	$234,209
Percent of total revenue	14.4%	15.3%	14.6%

We continued to make significant R&D investments focused on leading-edge deposition, plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The spending in the September 2016 quarter decreased compared to the June 2016 quarter mainly due to a $5 million decrease in campus consolidation costs offset by an increase of $2 million in employee compensation and $1 million in depreciation and amortization. The increase in R&D expenses during the September 2016 quarter compared to the same period in the prior year was mainly due to a $8 million increase in salaries and benefits from increased headcount and a $3 million increase in outside services, offset by a $12 million decrease in supplies resulting from lower project materials and wafer spend.
Selling, General and Administrative

	Three Months Ended
	September 25, 2016	June 26, 2016	September 27, 2015
	(in thousands, except percentages)
Selling, general & administrative (“SG&A”)	$165,010	$152,288	$152,726
Percent of total revenue	10.1%	9.8%	9.5%
The increase in SG&A expenses during the September 2016 quarter compared to the June 2016 quarter was due to a $15 million gain on sale of assets, net of associated exit cost, recognized in June 2016, a $2 million increase in rent, and a $3 million increase in employee compensation offset by a $9 million decrease in KLA-Tencor acquisition-related costs. The increase in SG&A expenses during the September 2016 quarter compared to the same period in the prior year was due to a $5 million increase in salaries and benefits from an increased headcount and a $10 million increase from KLA-Tencor acquisition-related costs.

Other Expense, Net
Other expense, net consisted of the following:

	Three Months Ended
	September 25, 2016	June 26, 2016	September 27, 2015
		(in thousands)
Interest income	$12,763	$8,875	$5,760
Interest expense	(41,429)	(33,479)	(24,661)
Gains (losses) on deferred compensation plan related assets, net	6,172	185	(5,164)
Foreign exchange gains (losses), net	1,219	(1,963)	(698)
Other, net	(1,879)	(867)	(2,358)
	$(23,154)	$(27,249)	$(27,121)
Interest income increased in the September 2016 quarter, as compared to the June 2016 quarter and September 2016 quarter, primarily as a result of higher average cash and investment balances.
Interest expense increased in the September 2016 quarter, as compared to both the June 2016 and September 2015 quarter, due to the $2.4 billion Senior Note issuance in the June 2016 quarter.
Changes in the market value of securities in the portfolio drove the noted variability in the gains/losses on assets related to obligations under our deferred compensation plan.
Foreign exchange gains in the September 2016 quarter, in comparison to losses in the June 2016 and September 2015 quarters, were related to volatility in the foreign currency market and its impact on unhedged portions of the balance sheet exposures.

Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended
	September 25, 2016	June 26, 2016	September 27, 2015
	(in thousands, except percentages)
Income tax expense	$28,958	$23,053	$19,628
Effective tax rate	9.9%	8.2%	6.4%

The increase in the effective tax rate for the September 2016 quarter compared to the June 2016 quarter was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions.
The increase in the effective tax rate for the September 2016 quarter compared to the same period in 2015 was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions, and recognition of the tax benefit of the Altera court ruling net of federal research and development credit expiration in the September 2015 quarter.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States at rates that are generally lower than in the United States. Please refer to Note 6 of the notes to our Consolidated Financial Statements in our 2016 Form 10-K for additional information.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 2, “Recent Accounting Pronouncements,” of our Condensed Condensed Consolidated Financial Statements, included in Part 1 of this report.
LIQUIDITY AND CAPITAL RESOURCES
As of September 25, 2016, we had $7.5 billion in gross cash and cash equivalents, investments, and restricted cash and investments (together comprising total cash and investments) compared to $7.1 billion as of June 26, 2016. As a result of the October 5, 2016 termination of the Agreement and Plan of Merger and Reorganization with KLA-Tencor, our Senior Notes maturing in 2023 and 2026 were redeemed on October 13, 2016 under the Special Mandatory Redemption terms of the indenture governing these Notes, thereby reducing our total cash and investment balance by approximately $1.6 billion. Approximately $3.5 billion and $3.1 billion of our total cash and investments as of September 25, 2016 and June 26, 2016, respectively, was held outside the United States in our foreign subsidiaries, the majority of which is held in U.S. Dollars and, of which, substantially all would be subject to tax at U.S. rates if it were to be repatriated.
Cash Flows from Operating Activities
Net cash provided by operating activities of $473.2 million during the three months ended September 25, 2016 consisted of (in millions):

Net income	$263.8
Non-cash charges:
Depreciation and amortization	74.6
Equity-based compensation	38.6
Deferred income taxes	7.6
Amortization of note discounts and issuance costs	6.8
Changes in operating asset and liability accounts	65.0
Other	16.8
$473.2
Changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $27.2 million and prepaid expense and other assets of $16.9 million. The uses of cash are offset by sources of cash resulting from a decrease in inventory of $26.9 million, increases in trade accounts payable of $11.1 million, accrued expenses and other liabilities of $3.1 million, and an increase in deferred profit of $68.0 million.
Cash Flows from Investing Activities
Net cash provided by investing activities during the three months ended September 25, 2016 was $376.8 million, primarily consisting of net sales of available-for-sale securities of $431.8 million offset by capital expenditures of $42.0 million.
Cash Flows from Financing Activities
Net cash used for financing activities during the three months ended September 25, 2016 was $29.5 million, primarily consisting of $1.9 million in treasury stock repurchases, $48.1 million of dividends paid, partially offset by $20.8 million of stock issuance and treasury stock reissuances associated with our employee stock-based compensation plans.

Liquidity
Given that the semiconductor equipment industry is highly competitive and has experienced rapid changes in demand historically, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short term investments as of September 25, 2016, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
As a result of the October 5, 2016 termination of the Agreement and Plan of Merger and Reorganization with KLA-Tencor, the 2023 Notes and the 2026 Notes were redeemed on October 13, 2016 under the Special Mandatory Redemption terms of the indenture governing these Notes. We were required to redeem all of the 2023 Notes and the 2026 Notes then outstanding, on October 13, 2016, at a special mandatory redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest from the date of initial issuance.
On May 13, 2016, we entered into an Amended and Restated Term Loan Agreement (the “Amended and Restated Term Loan Agreement”), which amends and restates the Term Loan Agreement we entered into on November 10, 2015 with a syndicate of lenders. The Amended and Restated Term Loan Agreement provides for a commitment of $1,530.0 million senior unsecured term loan facility composed of two tranches (the "Commitments"); (i) a $1,005.0 million tranche of 3-year senior unsecured loans; and (ii) a $525.0 million tranche of 5-year senior unsecured loans. The Commitments automatically terminated on October 5, 2016, upon termination of the Agreement and Plan of Merger and Reorganization with KLA-Tencor Corporation.
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
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2016 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 26, 2016. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of September 25, 2016. Actual results may differ materially.

Fixed Income Securities
Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of September 25, 2016 were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 25, 2016	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Time Deposit	$913,725	$913,725	$913,725	$913,725	$913,725	$913,725	$913,725
Municipal Notes and Bonds	202,611	202,527	202,135	201,609	201,083	200,557	200,031
U.S. Treasury & Agencies	370,052	370,041	368,949	366,965	364,935	362,905	360,875
Government-Sponsored Enterprises	32,060	32,054	31,935	31,736	31,537	31,338	31,140
Foreign Government Bonds	14,585	14,558	14,469	14,376	14,284	14,191	14,099
Bank and Corporate Notes	950,873	948,561	944,537	940,382	936,226	932,070	927,914
Mortgage Backed Securities - Residential	16,137	16,023	15,842	15,659	15,475	15,292	15,108
Mortgage Backed Securities - Commercial	38,229	38,007	37,784	37,562	37,339	37,116	36,893
Total	$2,538,272	$2,535,496	$2,529,376	$2,522,014	$2,514,604	$2,507,194	$2,499,785
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of September 25, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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
While we are not currently a party to any legal proceedings that we believe are material, we are either a defendant or plaintiff in various actions that have arisen from time to time in the normal course of business, including intellectual property claims. We accrue for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, we believe that the amount of any such additional loss would be immaterial to our business, financial condition, and results of operations.

ITEM 1A.	Risk Factors
In addition to the other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended, nor should be attached, to the order in which the risk factors appear.
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
Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations and Earnings Per Share
We have $2.95 billion in aggregate principal amount of senior unsecured notes and convertible note instruments outstanding. Additionally, we have $750 million available to us in revolving credit arrangements, with an option for us to request an increase in the facility of up to an additional $250 million, for a potential total commitment of $1 billion.  We may, in the future, decide to borrow amounts under the revolving credit agreement, or to enter into additional debt arrangements.
In addition, we have entered, and in the future may enter, into derivative instrument arrangements to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. We could be exposed to losses in the event of nonperformance by the counterparties to our derivative instruments.
Our indebtedness could have adverse consequences including:

•	risk associated with any inability to satisfy our obligations;

•
a portion of our cash flows that may have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes; and

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
We Have a Limited Number of Key Customers
Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments, cash flows, collections, and profitability. For the three months ended September 25, 2016, and the years ended June 26, 2016 and June 28, 2015, three customers collectively accounted for 51%, 45%, and 51% of total revenue, respectively. As a result, the actions of even one customer may subject us to variability in those areas that are difficult to predict. In addition, large customers may be able to negotiate requirements that result in decreased pricing, increased costs and/or lower margins for us; compliance with specific environmental, social and corporate governance standards; and limitations on our ability to share jointly developed technology with others. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results.
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

In order to develop new products and processes and enhance existing products and processes, we expect to continue to make significant investments in R&D, to investigate the acquisition of complementary products and technologies, and to pursue joint development relationships with customers, suppliers, or other members of the industry. We may find that acquisitions are not available to us, for regulatory or other reasons, and that we must therefore limit ourselves to collaboration and joint venture development activities which do not have the same benefits as acquisitions. Pursuing development through collaboration and/or joint development activities rather than through an acquisition poses substantial challenges for management, including challenges related to aligning business objectives, sharing confidential information and IP, sharing value with third parties, and realizing synergies that might have been available in an acquisition but are not available through a joint development project.
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
We are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification
We derive a substantial percentage of our revenues from a limited number of products. Our products are priced up to approximately $9.8 million per system, and our revenues in any given quarter are dependent upon customer acceptance of a limited number of systems. As a result, the inability to recognize revenue on even a few systems can cause a significantly adverse impact on our revenues for a given quarter, and, in the longer term, the continued market acceptance of these products is critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:

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
We believe that to remain competitive we must devote significant financial resources to offer products that meet our customers' needs, to maintain customer service and support centers worldwide, and to invest in product and process R&D. Certain of our competitors, including those that are created and financially backed by foreign governments, have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support resources than we do and therefore have the potential to offer customers a more comprehensive array of products and to therefore achieve additional relative success in the semiconductor equipment industry. These competitors may deeply discount or give away products similar to those that we sell, challenging or even exceeding our ability to make similar accommodations and threatening our ability to sell those products. We also face competition from our own customers, who in some instances have established affiliated entities that manufacture equipment similar to ours. In addition, we face competition from companies that exist in a more favorable legal or regulatory environment than we do, allowing them freedom of action in ways that we may be unable to match. For these reasons, we may fail to continue to compete successfully worldwide.

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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales accounted for approximately 92%, 92%, and 83% of total revenue in the three months ended September 25, 2016 and fiscal years 2016 and 2015, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
We are exposed to potentially adverse movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations primarily related to revenues denominated in Japanese yen and expenses denominated in euro and Korean won. Currently, we hedge certain anticipated foreign currency cash flows, primarily anticipated revenues denominated in Japanese yen and euro-denominated and Korean won-denominated expenses. In addition, we enter into foreign currency hedge contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on certain foreign currency monetary assets and liabilities; primarily third party accounts receivables, accounts payables and intercompany receivables and payables. We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of the underlying exposures and our forecasts of those exposures may leave us either over or under hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, expenses, monetary assets and liabilities, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated monetary assets and liabilities (other than those currency exposures previously discussed) and currently we do not enter into foreign currency hedge contracts against these exposures. Therefore, we are subject to potential unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) for these currencies.
The magnitude of our overseas business also affects where our cash is generated. Certain uses of cash, such as share repurchases, payment of dividends or the repayment of our notes, can usually only be made with on-shore cash balances. Since the majority of our cash is generated outside of the United States, this may impact certain business decisions and adversely affect business outcomes.
Our Ability to Attract, Retain, and Motivate Key Employees Is Critical to Our Success
Our ability to compete successfully depends in large part on our ability to attract, retain, and motivate key employees. This is an ongoing challenge due to intense competition for top talent, as well as fluctuations in industry economic conditions that may require cycles of hiring activity and workforce reductions. Following the termination of our recent acquisition activity, certain employees may experience uncertainty regarding their future role or continuing relationship with the Company which may negatively impact retention of existing employees. Our success in hiring depends on a variety of factors, including the attractiveness of our compensation and benefit programs and our ability to offer a challenging and rewarding work environment. We periodically evaluate our overall compensation programs and make adjustments, as appropriate, to maintain or enhance their competitiveness. If we are not able to successfully attract, retain, and motivate key employees, we may be unable to capitalize on market opportunities and our operating results may be materially and adversely affected.
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
If We Choose to Acquire or Dispose of Businesses, Product Lines and Technologies, We May Encounter Unforeseen Costs and Difficulties That Could Impair Our Financial Performance
An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may seek to make acquisitions of complementary companies, products or technologies, or we may reduce or dispose of certain product lines or technologies that no longer fit our long-term strategies. For regulatory or other reasons, we may not be successful in our attempts to acquire or dispose of businesses, products or technologies, resulting in significant financial costs, reduced or lost opportunities and diversion of management's attention. Managing an acquired business, disposing of product technologies or reducing personnel entail numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention away from other business concerns, amortization of acquired intangible assets, adverse customer reaction to our decision to cease support for a product, and potential loss of key employees or customers of acquired or disposed operations. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, operating results, financial condition, and/or cash flows.
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

•	general market, semiconductor, or semiconductor equipment industry conditions;

•	economic or political events, trends and unexpected developments occurring globally or in any of our key sales regions;

•	variations in our quarterly operating results and financial condition, including our liquidity;

•	variations in our revenues, earnings or other business and financial metrics from forecasts by us or securities analysts, or from those experienced by other companies in our industry;

•	announcements of restructurings, reductions in force, departure of key employees, and/or consolidations of operations;

•	government regulations;

•	developments in, or claims relating to, patent or other proprietary rights;

•	technological innovations and the introduction of new products by us or our competitors;

•	commercial success or failure of our new and existing products;

•	disruptions of relationships with key customers or suppliers; or

•	dilutive impacts of our Convertible Notes and related warrants.
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
Repurchases of Company Shares
On April 29, 2014, the Board of Directors authorized us to repurchase up to $850 million of common stock, which included the remaining value available under our prior authorization. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using our on-shore cash and on-shore cash generation. This repurchase program has no termination date and may be suspended or discontinued at any time. As of September 25, 2016 we have approximately $229.1 million available for purchase under this repurchase program.
We suspended share repurchase activity under the repurchase program and made no share repurchases during the three months ended September 25, 2016. We continue to withhold shares through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans, during the three months ended September 25, 2016, we acquired 20,475 shares at a total cost of $1.9 million related to tax withholding. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.

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

Date:	October 24, 2016	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Termination Agreement, dated October 5, 2016, by and between Lam Research Corporation and KLA-Tencor Corporation.
10.1
10.1	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan

10.2	Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 5, 2016 (SEC File No 000-12933)