Form 10-Q
period 2016-12-25
LAM RESEARCH CORP
filed 2017-01-30
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2016
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
As of January 26, 2017, the Registrant had 162,843,881 shares of common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
Revenue	$1,882,299	$1,425,534	$3,514,718	$3,025,577
Cost of goods sold	1,035,502	799,024	1,951,724	1,676,704
Gross margin	846,797	626,510	1,562,994	1,348,873
Research and development	246,804	220,754	482,044	454,963
Selling, general and administrative	160,165	166,922	325,175	319,648
Total operating expenses	406,969	387,676	807,219	774,611
Operating income	439,828	238,834	755,775	574,262
Other expense, net	(55,023)	(29,935)	(78,177)	(57,056)
Income before income taxes	384,805	208,899	677,598	517,206
Income tax (expense) benefit	(52,014)	14,081	(80,972)	(5,547)
Net income	$332,791	$222,980	$596,626	$511,659
Net income per share:
Basic	$2.05	$1.41	$3.69	$3.23
Diluted	$1.81	$1.28	$3.28	$2.94
Number of shares used in per share calculations:
Basic	162,659	158,424	161,633	158,388
Diluted	183,543	174,242	181,780	174,308
Cash dividend declared per common share	$0.45	$0.30	$0.75	$0.60

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
Net income	$332,791	$222,980	$596,626	$511,659
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(14,428)	(1,022)	(9,927)	(8,844)
Cash flow hedges:
Net unrealized gains during the period	15,225	3,703	12,804	3,159
Net (gains) losses reclassified into earnings	(502)	(3,220)	11,448	(2,879)
	14,723	483	24,252	280
Available-for-sale investments:
Net unrealized losses during the period	(13,585)	(5,133)	(16,308)	(2,385)
Net losses (gains) reclassified into earnings	91	(244)	994	(224)
	(13,494)	(5,377)	(15,314)	(2,609)
Defined benefit plans, net change in unrealized component	122	93	245	188
Other comprehensive loss, net of tax	(13,077)	(5,823)	(744)	(10,985)
Comprehensive income	$319,714	$217,157	$595,882	$500,674

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 25, 2016	June 26, 2016
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$2,503,960	$5,039,322
Investments	3,329,425	1,788,612
Accounts receivable, less allowance for doubtful accounts of $5,038 as of December 25, 2016 and $5,155 as of June 26, 2016	1,426,307	1,262,145
Inventories	1,018,891	971,911
Prepaid expenses and other current assets	225,291	151,160	(2)
Total current assets	8,503,874	9,213,150
Property and equipment, net	672,553	639,608
Restricted cash and investments	255,175	250,421
Goodwill	1,385,684	1,386,276
Intangible assets, net	487,897	564,921
Other assets	215,876	209,939	(2)
Total assets	$11,521,059	$12,264,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$445,113	$348,199
Accrued expenses and other current liabilities	847,167	772,910
Deferred profit	407,843	349,199
Current portion of convertible notes and capital leases	957,895	947,733	(2)
Total current liabilities	2,658,018	2,418,041
Senior notes, convertible notes, and capital leases, less current portion	1,768,713	3,378,129	(2)
Income taxes payable	238,968	231,514
Other long-term liabilities	262,351	134,562
Total liabilities	4,928,050	6,162,246
Commitments and contingencies
Temporary equity, convertible notes	197,313	207,552
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares; issued and outstanding, 162,357 shares at December 25, 2016 and 160,201 shares at June 26, 2016	162	160
Additional paid-in capital	5,668,325	5,572,898
Treasury stock, at cost; 101,502 shares at December 25, 2016 and 101,071 shares at June 26, 2016	(4,497,714)	(4,429,317)
Accumulated other comprehensive loss	(70,077)	(69,333)
Retained earnings	5,295,000	4,820,109
Total stockholders’ equity	6,395,696	5,894,517
Total liabilities and stockholders’ equity	$11,521,059	$12,264,315
(1) Derived from audited financial statements
(2) Adjusted for effects of retrospective implementation of ASU 2015-3, see Note 2 and Note 11 for additional information.

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 25, 2016	December 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$596,626	$511,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,627	142,388
Deferred income taxes	42,248	2,613
Equity-based compensation expense	70,850	68,344
Loss on extinguishment of debt	36,325	—
Amortization of note discounts and issuance costs	13,032	33,480
Other, net	15,515	20,563
Changes in operating assets and liabilities	(48,901)	(35,505)
Net cash provided by operating activities	877,322	743,542
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(78,492)	(77,597)
Purchases of available-for-sale securities	(2,370,910)	(808,292)
Sales and maturities of available-for-sale securities	811,732	819,291
(Issuance) repayment of notes receivable, net	(500)	8,082
Transfers of restricted cash and investments	(4,754)	—
Other, net	(7,541)	(6,246)
Net cash used for investing activities	(1,650,465)	(64,762)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations and payments for debt issuance costs	(1,616,641)	(28,470)
Treasury stock purchases	(69,522)	(111,183)
Dividends paid	(96,449)	(95,555)
Reissuance of treasury stock related to employee stock purchase plan	19,320	19,245
Proceeds from issuance of common stock	4,580	1,550
Other, net	(54)	5,431
Net cash used for financing activities	(1,758,766)	(208,982)
Effect of exchange rate changes on cash and cash equivalents	(3,453)	(3,464)
Net (decrease) increase in cash and cash equivalents	(2,535,362)	466,334
Cash and cash equivalents at beginning of period	5,039,322	1,501,539
Cash and cash equivalents at end of period	$2,503,960	$1,967,873
Schedule of noncash transactions:
Accrued payables for stock repurchases	8,382	—
Accrued payables for capital expenditures	24,216	8,842
Dividends payable	73,338	47,539
Transfers of inventory to property and equipment, net	23,828	14,732

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2016
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 25, 2017 and includes 52 weeks. The quarters ended December 25, 2016 (the “December 2016 quarter”) and December 27, 2015 (the “December 2015 quarter”) included 13 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB released Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers,” to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.
In April 2016, the FASB released ASU 2016-10, “Revenue from Contracts with Customers.” The amendment clarifies guidance in ASU 2014-09, “Revenue from Contracts with Customers” to improve guidance on criteria in assessing whether promises to transfer goods and services are separately identifiable and improve the understanding of the licensing implementation guidance.
In May 2016, the FASB released ASU 2016-12, “Revenue from Contracts with Customers,” which also clarifies guidance in ASU 2014-09 on assessing collectability, non-cash consideration, presentation of sales tax and completed contracts and contract modification in transition.
In December 2016, the FASB released ASU 2016-20,“Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which provides for correction or improvement to the guidance previously issued in ASU 2014-09.
The Company is required to adopt these standards starting in the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. The Company has not yet selected a transition method, and is in the process of determining the impact that the new standard will have to its Condensed Consolidated Financial Statements. The Company does not plan to early adopt this standard.
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

In September 2015, the FASB released ASU 2015-16, “Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement to restate prior period financial statements for measurement period adjustments. Instead, the cumulative impact of measurement period adjustments, including the impact to prior periods, is required to be recognized in the reporting period in which the adjustment is identified. The Company adopted this standard in the September 2016 quarter, with no impact to the Condensed Consolidated Financial Statements.
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU amends existing guidance to require that deferred income tax assets and liabilities be classified as non-current in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax assets and liabilities into a current amount and a non-current amount in a classified balance sheet. The amendments in this ASU are effective for the Company beginning in its first quarter of fiscal year 2018. Earlier application is permitted as of the beginning of an interim or annual period. Additionally, the new guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company plans to adopt the guidance prospectively in its first quarter of fiscal year 2018 with an anticipated reclassification from current assets and liabilities to non-current assets and liabilities on its Condensed Consolidated Balance Sheet.
In January 2016, the FASB released ASU 2016-1, “Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendment changes the accounting for and financial statement presentation of equity investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee. The amendment provides clarity on the measurement methodology to be used for the required disclosure of fair value of financial instruments measured at amortized cost on the balance sheet and clarifies that an entity should evaluate the need for a valuation allowance on deferred tax assets related to available-for-sale securities in combination with the entity's other deferred tax assets, among other changes. The Company is required to adopt this standard starting in the first quarter of fiscal year 2019 and does not anticipate that implementation will have a material impact to its Condensed Consolidated Financial Statements.
In January 2016, the FASB released ASU 2016-2, “Leases.” The amendment requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The amendment offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Company is required to adopt this standard starting in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
In March 2016, the FASB released ASU 2016-9, “Compensation - Stock Compensation.” Key changes in the amendment include:

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
In June 2016, the FASB released ASU 2016-13, “Financial Instruments - Credit Losses.” The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.

In August 2016, the FASB released ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.” The amendment provides and clarifies guidance on the classification of certain cash receipts and cash payments in the statement of cash flows to eliminate diversity in practice. The Company is required to adopt the standard update in the first quarter of fiscal year 2020, with a retrospective transition method required. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
In October 2016, the FASB released ASU 2016-16, “Income Tax - Intra-Entity Transfers of Assets Other Than Inventory.” This standard update improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Early adoption is permitted. The Company is required to adopt the standard in the first quarter of fiscal year 2019. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
In November 2016, the FASB released ASU 2016-18, “Statement of Cash Flows - Restricted Cash.” This standard update requires that restricted cash and restricted cash equivalents be included in cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The Company is required to adopt this standard in the first quarter of fiscal year 2019, with a retrospective transition method required. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
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
The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
	(in thousands)
Equity-based compensation expense	$32,255	$32,570	$70,850	$68,344
Income tax benefit recognized related to equity-based compensation expense	$8,815	$12,651	$19,721	$18,748
The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis.
Options and RSUs
The Lam Research Corporation 2015 Stock Incentive Plan, as amended (the “2015 Plan”), provides for the grant of non-qualified equity-based awards to eligible employees and non-employee directors of the Company and its subsidiaries. As of December 25, 2016, outstanding option and RSU awards were granted under the 2015 Plan, the Lam Research Corporation 2007 Stock Incentive Plan, as amended, or the 2011 Stock Incentive Plan, as amended (collectively the “Stock Plans”). A summary of stock plan transactions is as follows:

	Options Outstanding		RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Fair Market Value at Grant
June 26, 2016	907,411	$47.41	4,335,104	$69.30
Granted	—	$—	91,818	$94.16
Exercised	(143,829)	$33.91	N/A	N/A
Canceled	(13,770)	$70.26	(112,396)	$67.82
Vested restricted stock	N/A	N/A	(470,807)	$59.29
December 25, 2016	749,812	$49.58	3,843,719	$71.15

As of December 25, 2016, there was $3.4 million of total unrecognized compensation cost related to unvested options granted and outstanding; that cost is expected to be recognized over a weighted-average remaining vesting period of 2.0 years. As of December 25, 2016, there was $161.5 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted-average remaining period of 1.9 years.
ESPP
The 1999 Employee Stock Purchase Plan, as amended and restated (the “1999 ESPP”), allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of Common Stock on the first or last day of the applicable purchase period. Each offering period generally lasts up to 14 months and includes up to three interim purchase dates.
Purchase rights under the 1999 ESPP were valued using the Black-Scholes option valuation model and the following weighted-average assumptions for the six months ended December 25, 2016 and December 27, 2015:

	Six Months Ended
	December 25, 2016	December 27, 2015
Expected term (years)	0.77	0.67
Expected stock price volatility	33.02%	31.86%
Risk-free interest rate	0.43%	0.19%
Dividend Yield	1.14%	0.94%

As of December 25, 2016, there was $14.6 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over a remaining period of approximately 0.8 years.

NOTE 4 — OTHER EXPENSE, NET
The significant components of other expense, net, are as follows:

	Three Months Ended		Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
	(in thousands)
Interest income	$10,945	$6,729	$23,708	$12,489
Interest expense	(26,641)	(38,577)	(68,070)	(63,238)
Gains (losses) on deferred compensation plan related assets, net	1,666	1,983	7,838	(3,181)
Loss on extinguishment of debt	(36,325)	—	(36,325)	—
Foreign exchange gains (losses), net	1,011	512	2,230	(186)
Other, net	(5,679)	(582)	(7,558)	(2,940)
	$(55,023)	$(29,935)	$(78,177)	$(57,056)
Interest income in the three and six months ended December 25, 2016 increased, as compared to the three and six months ended December 27, 2015, due to higher cash balances and higher yield. Interest expense in the three months ended December 25, 2016 decreased, as compared to the three months ended December 27, 2015, primarily due to the maturity of the Convertible Notes due 2016 and the termination of the October 2015 bridge financing arrangement. Interest expense in the six months ended December 25, 2016 increased, as compared to the six months ended December 27, 2015, primarily due to interest expense associated with the $2.4 billion Senior Note issuance in the three months ended June 26, 2016. Loss on extinguishment of debt realized in the three months ended December 25, 2016 is a result of the mandatory redemption of the Senior notes due 2023 and 2026, as well as the termination of the Term Loan Agreement (refer to Note 11 and Note 15 for additional details regarding our debt redemptions and termination).
NOTE 5 — INCOME TAX EXPENSE
The Company recorded an income tax expense of $52.0 million and $81.0 million for the three and six months ended December 25, 2016, which yielded an effective tax rate of approximately 13.5% and 11.9%, respectively.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three months and six months ended December 25, 2016 is primarily due to income in lower tax jurisdictions.

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

	Three Months Ended		Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
	(in thousands, except per share data)
Numerator:
Net income	$332,791	$222,980	$596,626	$511,659
Denominator:
Basic average shares outstanding	162,659	158,424	161,633	158,388
Effect of potential dilutive securities:
Employee stock plans	2,243	2,034	2,193	2,289
Convertible notes	16,640	13,363	15,930	13,242
Warrants	2,001	421	2,024	389
Diluted average shares outstanding	183,543	174,242	181,780	174,308
Net income per share - basic	$2.05	$1.41	$3.69	$3.23
Net income per share - diluted	$1.81	$1.28	$3.28	$2.94

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
	(in thousands)
Number of options and RSUs excluded	—	79	3	85
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
The Company’s primary financial instruments include its cash, cash equivalents, investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and foreign currency related derivative instruments. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of capital lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 11 for additional information regarding the fair value of the Company’s Senior Notes and Convertible Notes.

The following table sets forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of December 25, 2016 and June 26, 2016:

	December 25, 2016
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$615,922	$—	$—	$615,922	$610,775	$—	$5,147	$—
Level 1:
Time Deposit	728,810	—	—	728,810	478,782	—	250,028	—
Money Market Funds	1,233,602	—	—	1,233,602	1,233,602	—	—	—
U.S. Treasury and Agencies	811,564	39	(4,720)	806,883	88,982	717,901	—	—
Mutual Funds	40,889	1,613	—	42,502	—	—	—	42,502
Level 1 Total	2,814,865	1,652	(4,720)	2,811,797	1,801,366	717,901	250,028	42,502
Level 2:
Municipal Notes and Bonds	134,838	48	(115)	134,771	—	134,771	—	—
Government-Sponsored Enterprises	31,357	—	(42)	31,315	—	31,315	—	—
Foreign Government Bonds	30,605	—	(177)	30,428	1,154	29,274	—	—
Corporate Notes and Bonds	2,361,859	542	(7,563)	2,354,838	80,167	2,274,671	—	—
Mortgage Backed Securities — Residential	98,869	42	(975)	97,936	10,498	87,438	—	—
Mortgage Backed Securities — Commercial	54,266	4	(215)	54,055	—	54,055	—	—
Level 2 Total	2,711,794	636	(9,087)	2,703,343	91,819	2,611,524	—	—
Total	$6,142,581	$2,288	$(13,807)	$6,131,062	$2,503,960	$3,329,425	$255,175	$42,502

	June 26, 2016
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$418,216	$—	$—	$418,216	$412,573	$—	$5,643	$—
Level 1:
Time Deposit	904,243	—	—	904,243	659,465	—	244,778	—
Money Market Funds	3,904,288	—	—	3,904,288	3,904,288	—	—	—
U.S. Treasury and Agencies	446,530	2,041	(2)	448,569	62,996	385,573	—	—
Mutual Funds	39,318	1,400	(397)	40,321	—	—	—	40,321
Level 1 Total	5,294,379	3,441	(399)	5,297,421	4,626,749	385,573	244,778	40,321
Level 2:
Municipal Notes and Bonds	265,386	355	(16)	265,725	—	265,725	—	—
U.S. Treasury and Agencies	8,068	151	—	8,219	—	8,219	—	—
Government-Sponsored Enterprises	31,885	91	(13)	31,963	—	31,963	—	—
Foreign Government Bonds	41,440	76	(4)	41,512	—	41,512	—	—
Corporate Notes and Bonds	979,566	4,341	(566)	983,341	—	983,341	—	—
Mortgage Backed Securities — Residential	17,395	37	(152)	17,280	—	17,280	—	—
Mortgage Backed Securities — Commercial	55,129	30	(160)	54,999	—	54,999	—	—
Level 2 Total	1,398,869	5,081	(911)	1,403,039	—	1,403,039	—	—
Total	$7,111,464	$8,522	$(1,310)	$7,118,676	$5,039,322	$1,788,612	$250,421	$40,321
The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three and six months ended December 25, 2016 or December 27, 2015. Additionally, gross realized gains and gross realized (losses) from sales of investments were approximately $0.1 million and $(0.4) million, respectively, in the three months ended December 25, 2016 and $0.6 million and $(1.4) million, respectively, in the three months ended December 27, 2015. Gross realized gains and gross realized (losses) from sales of investments were approximately $2.7 million and $(0.6) million, respectively, in the six months ended December 25, 2016 and $0.8 million and $(2.0) million, respectively, in the six months ended December 27, 2015.

The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	December 25, 2016
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Municipal Notes and Bonds	$99,754	$(111)	$1,996	$(4)	$101,750	$(115)
U.S. Treasury & Agencies	684,419	(4,720)	—	—	684,419	(4,720)
Government-Sponsored Enterprises	30,627	(26)	564	(16)	31,191	(42)
Foreign Government Bonds	26,189	(177)	—	—	26,189	(177)
Corporate Notes and Bonds	1,617,323	(7,476)	34,456	(87)	1,651,779	(7,563)
Mortgage Backed Securities — Residential	75,601	(818)	10,038	(157)	85,639	(975)
Mortgage Backed Securities — Commercial	44,494	(181)	7,138	(34)	51,632	(215)
	$2,578,407	$(13,509)	$54,192	$(298)	$2,632,599	$(13,807)
The amortized cost and fair value of cash equivalents, investments and restricted investments with contractual maturities are as follows as of December 25, 2016:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$3,036,400	$3,035,906
Due after one year through five years	2,333,026	2,320,918
Due in more than five years	116,344	115,814
	$5,485,770	$5,472,638
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
In addition, during the year ended June 26, 2016, the Company entered into and settled forward-starting interest rate swap agreements to hedge against the variability of cash flows due to changes in certain benchmark interest rates on fixed rate debt. These instruments are designated as cash flow hedges at inception and are settled in conjunction with the issuance of debt. The effective portion of the contracts’ gain or loss is included in accumulated other comprehensive (loss) and is amortized into income as the hedged item impacts earnings.
At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue or expense in the current period. The change in time value related to these contracts was not material for all reported periods. Changes in the fair value of foreign exchange options due to changes in time value are included in the assessment of effectiveness. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the three or six months ended December 25, 2016 and December 27, 2015 associated with ineffectiveness or forecasted transactions that failed to occur.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value associated with the forward contracts and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of December 25, 2016, the Company had gains of $10.5 million accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges which it expects to reclassify from other comprehensive income into earnings over the next 12 months. Additionally, the Company had a net loss of $1.9 million accumulated in other comprehensive income, net of tax, related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 8.2 years. As a result of the October 5, 2016 termination of the Agreement and Plan of Merger and Reorganization with KLA-Tencor Corporation ("KLA-Tencor") (see Note 15 for additional information), a gain of approximately $1.1 million accumulated in other comprehensive income, net of tax, related to interest rate contracts associated with the 2026 Notes (as defined in Note 11) were reclassified into earnings in the three months ended December 25, 2016.
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
As of December 25, 2016, the Company had the following outstanding foreign currency contracts that were entered into under its cash flow and balance sheet hedge program:

	Notional Value
	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$235,891	$—	$45,498
Swiss franc	—	—	8,740	—
Euro	39,463	—	20,608	—
Korean won	48,517	—	8,310	—
Chinese renminbi	—	—	8,203
Singapore dollar	—	—	20,732	—
Taiwan dollar	—	—	15,639	—
	$87,980	$235,891	$82,232	$45,498

The fair value of derivative instruments in the Company’s Condensed Consolidated Balance Sheets as of December 25, 2016 and June 26, 2016 were as follows:

	December 25, 2016				June 26, 2016
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$13,432	Accrued liabilities	$847	Prepaid expense and other assets	$249	Accrued liabilities	$16,585
Interest rate contracts, short-term	Accrued expenses and other current liabilities	—	Prepaid expense and other assets	2,024	Accrued expenses and other current liabilities	50	Prepaid expense and other assets	159
Interest rate contracts, long-term	Other assets	—	Other long-term liabilities	17,152	Other assets	8,661	Other long-term liabilities	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	34	Accrued liabilities	117	Prepaid expense and other assets	107	Accrued liabilities	1,529
Total Derivatives		$13,466		$20,140		$9,067		$18,273
Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of December 25, 2016, the potential effect of rights of off-set associated with the above foreign exchange and interest rate contracts would be an offset to assets and liabilities by $3.5 million, resulting in a net derivative asset of $10.0 million and net derivative liability of $16.7 million. As of June 26, 2016, the potential effect of rights of set-off associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $6.4 million, resulting in a net derivative asset of $2.7 million and a net derivative liability of $11.9 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

		Three Months Ended December 25, 2016			Six Months Ended December 25, 2016
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
Derivatives Designated as Hedging Instruments		(in thousands)
Foreign Exchange Contracts	Revenue	$18,138	$(420)	$708	$15,225	$(14,025)	$1,413
Foreign Exchange Contracts	Cost of goods sold	(786)	(180)	(28)	(551)	(7)	(95)
Foreign Exchange Contracts	Selling, general, and administrative	(348)	(146)	(15)	(372)	(155)	(36)
Foreign Exchange Contracts	Other expense, net	—	—	3	—	—	3
Interest Rate Contracts	Other expense, net	—	1,778	—	—	1,787	—
		$17,004	$1,032	$668	$14,302	$(12,400)	$1,285

		Three Months Ended December 27, 2015			Six Months Ended December 27, 2015
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	$4,256	$(4,808)	$215	$4,187	$(6,186)	247
Foreign Exchange Contracts	Cost of goods sold	(223)	1,052	(14)	(638)	2,557	(36)
Foreign Exchange Contracts	Selling, general, and administrative	147	111	(12)	(26)	369	(19)
Interest Rate Contracts	Other expense, net	—	(95)	—	—	(189)	—
		$4,180	$(3,740)	$189	$3,523	$(3,449)	192

The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended		Six Months Ended
		December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
Derivatives Not Designated as Hedging Instruments:	Location of Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income
(in thousands)
Foreign Exchange Contracts	Other income	$4,343	$1,561	$3,960	$7,568
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
NOTE 8 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. System shipments to Japanese customers, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	December 25, 2016	June 26, 2016
	(in thousands)
Raw materials	$565,485	$536,844
Work-in-process	198,497	151,406
Finished goods	254,909	283,661
	$1,018,891	$971,911
NOTE 9 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.4 billion as of December 25, 2016 and June 26, 2016. As of December 25, 2016, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

Intangible Assets
The following table provides the Company’s intangible assets as of December 25, 2016:

	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$615,167	$(333,561)	$281,606
Existing technology	643,200	(444,018)	199,182
Patents	36,553	(29,970)	6,583
Other intangible assets	36,114	(35,588)	526
Total intangible assets	$1,331,034	$(843,137)	$487,897

The following table provides the Company’s intangible assets as of June 26, 2016:

	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$615,272	$(300,711)	$314,561
Existing technology	643,433	(401,036)	242,397
Patents	36,053	(28,701)	7,352
Other intangible assets	36,114	(35,503)	611
Total intangible assets	$1,330,872	$(765,951)	$564,921
The Company recognized $38.6 million and $39.3 million in intangible asset amortization expense during the three months ended December 25, 2016 and December 27, 2015, respectively. The Company recognized $77.3 million and $78.3 million in intangible asset amortization expense during the six months ended December 25, 2016 and December 27, 2015, respectively.
The estimated future amortization expense of intangible assets, excluding those with indefinite lives, as of December 25, 2016 was as follows:

Fiscal Year	Amount
(in thousands)
2017 (remaining 6 months)	$77,275
2018	153,446
2019	115,152
2020	50,332
2021	47,687
Thereafter	44,005
$487,897
NOTE 10 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 25, 2016	June 26, 2016
	(in thousands)
Accrued compensation	$417,952	$331,528
Warranty reserves	119,334	100,321
Income and other taxes payable	56,021	86,723
Dividend payable	73,338	48,052
Other	180,522	206,286
	$847,167	$772,910

NOTE 11 — LONG-TERM DEBT AND OTHER BORROWINGS
As of December 25, 2016 and June 26, 2016, the Company's outstanding debt consisted of the following:

	December 25, 2016			June 26, 2016
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 1.25% Convertible Notes Due May 15, 2018 ("2018 Notes")	$449,849	(1)	5.27%	$449,954	(3)	5.27%
Fixed-rate 2.75% Senior Notes Due March 15, 2020 ("2020 Notes")	500,000		2.88%	500,000		2.88%
Fixed-rate 2.80% Senior Notes Due June 15, 2021 ("2021 Notes")	800,000		2.95%	800,000		2.95%
Fixed-rate 3.45% Senior Notes Due June 15, 2023 ("2023 Notes")	—		—	600,000		3.60%
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%	500,000		3.87%
Fixed-rate 3.90% Senior Notes Due June 15, 2026 ("2026 Notes")	—		—	1,000,000		4.01%
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 ("2041 Notes")	699,808	(1)	4.28%	699,895	(3)	4.28%
Total debt outstanding, at par	2,949,657			4,549,849
Unamortized discount	(206,996)			(232,727)
Fair value adjustment - interest rate contracts	(19,177)			8,552
Unamortized bond issuance costs	(3,885)			(7,213)	(4)
Total debt outstanding, at carrying value	$2,719,599			$4,318,461
Reported as:
Current portion of long-term debt	$951,052	(2)		$940,537	(2)
Long-term debt	1,768,547			3,377,924
Total debt outstanding, at carrying value	$2,719,599			$4,318,461
____________________________
(1) As of December 25, 2016, these notes were convertible at the option of the bondholder, as a result of the condition described in (2) below. Upon closure of the conversion period, Notes not converted will be reclassified back into noncurrent liabilities and the temporary equity will be reclassified into permanent equity.
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
In June 2012, with the acquisition of Novellus Systems, Inc. (“Novellus”), the Company assumed $700 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes,” and collectively with the 2018 Notes, the “Convertible Notes”). The Company pays cash interest at an annual rate of 2.625%, on a semi-annual basis on May 15 and November 15 of each year on the 2041 Notes. The 2041 Notes also have a contingent interest payment provision that may require the Company to pay additional interest, up to 0.60% per year, based on certain thresholds, beginning with the semi-annual interest payment on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the 2041 Notes.

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
Under certain circumstances, the Convertible Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the table below. Conversions in the three and six months ended December 25, 2016 were not material. During the quarter-ended December 25, 2016, the company received notice of conversion for an additional $65.6 million principal value of Convertible Notes, that will settle in the March 26, 2017 quarter.
Selected additional information regarding the Convertible Notes outstanding as of December 25, 2016 and June 26, 2016, the Convertible Notes consisted of the following:

	December 25, 2016		June 26, 2016
	2018 Notes	2041 Notes	2018 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$81,135	$154,241	$72,992	$152,397
Carrying amount of temporary equity component, net of tax	$23,685	$173,628	$31,894	$175,658
Remaining amortization period (years)	1.4	24.4	1.9	24.9
Fair Value of Notes (Level 2)	$801,919	$2,219,497
Conversion rate (shares of common stock per $1,000 principal amount of notes)	16.4605	29.5403
Conversion price (per share of common stock)	$60.75	$33.85
If-converted value in excess of par value	$350,306	$1,534,067
Estimated share dilution using average quarterly stock price $100.52 per share	2,930	13,711
Convertible Note Hedges and Warrants
Concurrent with the issuance of the 2018 Notes and $450 million of notes that matured in May of 2016 (the "2016 Notes"), the Company purchased a convertible note hedge and sold warrants. The warrants settlement is contractually defined as net share settlement. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock. During the three and six months ended December 25, 2016, warrants associated with the 2016 Notes were exercised resulting in the issuance of approximately 0.9 million and 2.0 million shares, respectively, of the Company's Common Stock. As of December 25, 2016, the warrants associated with the 2018 Notes had not been exercised and remained outstanding.
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

The following table presents the details of the warrants and convertible note hedge arrangements as of December 25, 2016:

2018 Notes
(shares in thousands)
Warrants:
Underlying shares	7,407
Estimated share dilution using average quarterly stock price $100.52 per share	2,000
Exercise price	$73.36
Expiration date range	August 15 - October 23, 2018
Convertible Note Hedge:
Number of shares available from counterparties	7,405
Exercise price	$60.75
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
On June 7, 2016, The Company completed a public offering of $800.0 million aggregate principal amount of Senior Notes due June 2021 (the "2021 Notes"), $600.0 million aggregate principal amount of Senior Notes due June 2023 (the "2023 Notes") and $1,000.0 million aggregate principal amount of Senior Notes due June 2026 (the "2026 Notes" together with the 2020, 2021, 2023, and 2025 Notes, the “Senior Notes”). The Company will pay interest at an annual rate of 2.80%, 3.45% and 3.90%, respectively, on the 2021 Notes, 2023 Notes and 2026 Notes, on a semi-annual basis on June 15 and December 15 of each year, beginning December 15, 2016.
As a result of the October 5, 2016 termination of the Agreement and Plan of Merger and Reorganization with KLA-Tencor (see Note 15 for additional information), the 2023 Notes and the 2026 Notes were redeemed on October 13, 2016 under the Special Mandatory Redemption terms of the indenture governing these Notes. The Company was required to redeem all of the 2023 Notes and the 2026 Notes then outstanding, at a special mandatory redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest of approximately $21.0 million from the date of initial issuance. In addition, in conjunction with the Special Mandatory Redemption of the 2023 Notes and the 2026 Notes in the three months ended December 25, 2016, the Company recognized approximately $2.5 million of loan issuance costs to other expense, net. The 2021 Notes are not subject to Special Mandatory Redemption.
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

Selected additional information regarding the Senior Notes outstanding as of December 25, 2016 is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2020 Notes	3.2	$499,690
2021 Notes	4.5	$790,192
2025 Notes	8.2	$497,955

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Convertible Notes, the Senior Notes, the term loan agreement and the revolving credit facility during the three and six months ended December 25, 2016 and December 27, 2015.

	Three Months Ended		Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
			(in thousands)
Contractual interest coupon	$22,622	$14,750	$57,334	$29,577
Amortization of interest discount	5,673	9,258	11,587	18,380
Amortization of issuance costs	531	14,391	1,449	15,043
Effect of interest rate contracts, net	(2,566)	95	(3,624)	189
Total interest cost recognized	$26,260	$38,494	$66,746	$63,189
Term Loan Agreement
On May 13, 2016, we entered into an Amended and Restated Term Loan Agreement (the “Amended and Restated Term Loan Agreement”), which amends and restates the Term Loan Agreement we entered into on November 10, 2015 with a syndicate of lenders. The Amended and Restated Term Loan Agreement provides for a commitment of $1,530.0 million senior unsecured term loan facility composed of two tranches (the "Commitments"); (i) a $1,005.0 million tranche of 3-year senior unsecured loans; and (ii) a $525.0 million tranche of 5-year senior unsecured loans. The Commitments automatically terminated on October 5, 2016, upon termination of the Agreement and Plan of Merger and Reorganization with KLA-Tencor Corporation (see Note 15 for additional detail). In conjunction with the termination of the Commitments the Company released approximately $3.7 million of loan issuance costs to loss on extinguishment of debt, a component of other expense, net in the three months ended December 25, 2016.
Revolving Credit Facility
On November 10, 2015, we entered into an Amendment and Restatement Agreement (as amended on April 26, 2016 by Amendment No. 1 to the Amended and Restated Credit Agreement, and as further amended, restated, supplemented or otherwise modified from time to time, the “Amended and Restated Credit Agreement”), which amends and restates the Company's prior unsecured Credit Agreement, dated March 12, 2014 (as amended by Amendment No. 1, dated March 5, 2015). The Amended and Restated Credit Agreement provides for an increase to our revolving unsecured credit facility, from $300.0 million to $750.0 million with a syndicate of lenders. It includes an expansion option, subject to certain requirements, for us to request an increase in the facility of up to an additional $250.0 million, for a potential total commitment of $1.0 billion. Proceeds from the credit facility can be used for general corporate purposes. The facility matures on November 10, 2020. Termination of the Agreement and Plan of Merger and Reorganization with KLA-Tencor Corporation has no effect to the Amended and Restated Credit Agreement.
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (ii) LIBOR multiplied by the statutory rate, plus a spread of 0.9% to 1.5% in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants and events of default that are substantially similar to those in the Amended and Restated Term

Loan Agreement. As of December 25, 2016, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
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
The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “Operating Leases”). The Company was required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of December 25, 2016.
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
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that are intended to limit its exposure to such indemnifications. As of December 25, 2016, the Company had not recorded any liability in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
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

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of December 25, 2016, the maximum potential amount of future payments that it could be required to make under these arrangements and letters of credit was $12.6 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
	(in thousands)
Balance at beginning of period	$103,226	$98,968	$100,321	$93,209
Warranties issued during the period	41,544	26,173	76,399	59,486
Settlements made during the period	(32,747)	(27,691)	(64,975)	(55,154)
Changes in liability for pre-existing warranties	7,311	(115)	7,589	(206)
Balance at end of period	$119,334	$97,335	$119,334	$97,335
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
NOTE 13 — STOCK REPURCHASE PROGRAM
In November 2016, the Board of Directors authorized the repurchase of up to $1.0 billion of Common Stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using the Company’s on-shore cash and on-shore cash generation. This repurchase program has no termination date and may be suspended or discontinued at any time.
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 26, 2016				$229,094
Quarter ended September 25, 2016	—	—	—	229,094
Board authorization, November 2016				1,000,000
Quarter ended December 25, 2016	619	$65,014	$105.01	$934,986
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three and six months ended December 25, 2016, the Company acquired 116 thousand shares at a total cost of $11.0 million and 137 thousand shares at a total cost of $12.9 million, respectively, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of RSU awards granted under the Company's equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive income (loss) (“AOCI”), net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated foreign currency translation adjustment		Accumulated unrealized holding gain (loss) on cash flow hedges		Accumulated unrealized holding gain (loss) on available- for-sale investments		Accumulated unrealized components of defined benefit plans	Total
	(in thousands)
Balance as of June 26, 2016	$(39,528)		$(15,623)		$4,896		$(19,078)	$(69,333)
Other comprehensive income (loss) before reclassifications	(10,126)		12,804		(16,308)		245	(13,385)
Losses reclassified from accumulated other comprehensive income (loss) to net income	199	(1)	11,448	(2)	994	(1)	—	12,641
Net current-period other comprehensive income (loss)	$(9,927)		$24,252		$(15,314)		$245	$(744)
Balance as of December 25, 2016	$(49,455)		$8,629		$(10,418)		$(18,833)	$(70,077)

(1)	Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in other expense, net.

(2)
Amount of after tax gain reclassified from AOCI into net income located in revenue: $12,469 loss; cost of goods sold: $24 gain; selling, general and administrative expenses: $119 loss; and other income and expense: $1,116 gain.

NOTE 15 – BUSINESS COMBINATIONS
On October 20, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization with KLA-Tencor Corporation (“KLA-Tencor” ). On October 5, 2016, the Company and KLA-Tencor announced that they had mutually agreed to terminate their previously announced Agreement and Plan of Merger and Reorganization. No termination fee is payable by either the Company or KLA-Tencor.

During the six months ended December 25, 2016 the Company expensed acquisition-related costs as incurred of $9.8 million, within selling, general, and administrative expense in the Condensed Consolidated Statement of Operations. Acquisition-related costs incurred in the three months ended December 25, 2016 were not material.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “anticipated,” “expected,” “may,” “will,” “should,” “could,” “estimated,” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, changes in and rates of change in, demand for our products, future shipments, margins, market share, capital expenditures, revenue value from shipments to Japanese customers, revenue and operating expenses generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; the benefits of our technology and productivity solutions; customer and end user requirements and our ability to satisfy those requirements; customers' capital spending and their demand for our products, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers' business plans on demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, increases in our customers' proportion of capital expenditure (with respect to certain technology inflections); hedging transactions; our ability to defend our market share; our ability to obtain and qualify alternative sources of supply; factors that affect our tax rates; anticipated growth in the industry, geographic markets and the total market for wafer fabrication equipment and our growth relative to such growth; levels of research and development (“R&D”) expenditures; the success of joint development relationships with customers, suppliers or other industry members, and outsourced activities; the role of component suppliers in our business; the resources invested to comply with evolving standards and the impact of such efforts; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets and the terms of such access; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 26, 2016 (our “2016 Form 10-K”), our quarterly report on Form 10-Q for the fiscal quarter ended September 25, 2016, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and six months ended December 25, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2016 Form 10-K.
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

Demand for our products increased in the quarter ended December 25, 2016 (the "December 2016 quarter") compared to the quarter ended September 25, 2016 (the "September 2016 quarter") primarily as DRAM customers increased their investments. This demand trend manifested as higher shipments in the December 2016 quarter, and we believe demand for our products will continue to strengthen over the next quarter. Technology inflections in our industry, including FinFET transistors, 3D NAND, multiple patterning and advanced packaging have led to an increase in our served addressable market for our deposition and etch products. We believe that, over the longer term, demand for our products should increase as the proportion of customers’ capital expenditures rises in these technology inflection areas, and we continue to gain market share.
In October 2015, we entered into an Agreement and Plan of Merger and Reorganization with KLA-Tencor Corporation ("KLA-Tencor"). On October 5, 2016, we announced that both parties mutually agreed to terminate that agreement.
The following summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	December 25, 2016	September 25, 2016	December 27, 2015
	(in thousands, except per share data and percentages)
Revenue	$1,882,299	$1,632,419	$1,425,534
Gross margin	$846,797	$716,197	$626,510
Gross margin as a percent of total revenue	45.0%	43.9%	43.9%
Total operating expenses	$406,969	$400,250	$387,676
Net income	$332,791	$263,835	$222,980
Diluted net income per share	$1.81	$1.47	$1.28

In the December 2016 quarter, revenue increased compared to the September 2016 quarter, primarily as a result of an increase in investment from our memory customers. Gross margin as a percentage of revenue in the December 2016 quarter increased as compared to the September 2016 quarter due to changes in product mix and better factory utilization related to higher shipments. Operating expenses in the December 2016 quarter increased compared to the September 2016 quarter mainly due to an increase in R&D spending.
Our cash and cash equivalents, investments, and restricted cash and investments balances decreased to approximately $6.1 billion as of December 25, 2016 as compared to $7.5 billion as of September 25, 2016. Cash generated by operations was approximately $404 million during the December 2016 quarter. We used cash during the December 2016 quarter for $1.6 billion of debt extinguishment, $37 million of capital expenditures and $48 million of dividends paid to our stockholders. Employee headcount as of December 25, 2016 was approximately 8,200.

RESULTS OF OPERATIONS
Shipments

	Three Months Ended
	December 25, 2016	September 25, 2016	December 27, 2015
Shipments (in millions)	$1,923	$1,708	$1,288
Taiwan	37%	26%	38%
Korea	25%	28%	15%
China	8%	11%	9%
Japan	12%	11%	21%
United States	8%	8%	8%
Europe	6%	5%	4%
Southeast Asia	4%	11%	5%

Shipments for the December 2016 quarter increased 13% from the September 2016 and 49% from the December 2015 quarter levels, reflecting continued strengthening of customer demand for semiconductor equipment. The increase in the December 2016 quarter from the September 2016 quarter was mainly driven by investments from our memory customers.

The percentages of system shipments to each of the markets we serve were as follows for the periods presented:

	Three Months Ended
	December 25, 2016	September 25, 2016	December 27, 2015
Memory	61%	56%	65%
Foundry	31%	36%	25%
Logic/integrated device manufacturing	8%	8%	10%
Revenue

	Three Months Ended			Six Months Ended
	December 25, 2016	September 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
Revenue (in millions)	$1,882	$1,632	$1,426	$3,515	$3,026
Taiwan	37%	26%	31%	32%	29%
Korea	26%	23%	15%	25%	16%
China	10%	14%	17%	12%	17%
Japan	8%	15%	22%	11%	20%
Southeast Asia	5%	12%	5%	8%	6%
United States	7%	7%	7%	7%	8%
Europe	7%	3%	3%	5%	4%

Revenue for the December 2016 quarter increased 15% from the September 2016 quarter; increased 32% compared to the December 2015 quarter; and increased 16% for the six months ended December 25, 2016 as compared to the same period in 2015, reflecting an increase in technology and capacity investments by our customers. Our deferred revenue balance decreased to $673 million as of December 25, 2016 compared to $704 million as of September 25, 2016, as a result of timing of shipments. Our deferred revenue balance does not include system shipments to Japanese customers, for which title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The estimated future revenue value from shipments to Japanese customers was approximately $129 million as of December 25, 2016 and $65 million as of September 25, 2016.

Gross Margin

	Three Months Ended			Six Months Ended
	December 25, 2016	September 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
	(in thousands, except percentages)
Gross margin	$846,797	$716,197	$626,510	$1,562,994	$1,348,873
Percent of total revenue	45.0%	43.9%	43.9%	44.5%	44.6%

Gross margin as a percentage of revenue in the December 2016 quarter increased as compared to the September 2016 quarter as well as the December 2015 quarter primarily due to better factory utilization as well as favorable changes in product mix. The decrease in gross margin as a percentage of revenue during the six months ended December 25, 2016 as compared to the same period in 2015 is primarily due to unfavorable product and customer mix offset by improved factory utilization.

Research and Development

	Three Months Ended			Six Months Ended
	December 25, 2016	September 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
	(in thousands, except percentages)
Research & development (“R&D”)	$246,804	$235,240	$220,754	$482,044	$454,963
Percent of total revenue	13.1%	14.4%	15.5%	13.7%	15.0%

We continued to make significant R&D investments focused on leading-edge deposition, plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The spending in the December 2016 quarter increased compared to the September 2016 quarter mainly due to a $7 million increase in supplies. The increase in R&D expenses during the December 2016 quarter compared to the same period in the prior year was mainly due to an $11 million increase in employee compensation due to increased headcount and incentive compensation, a $4 million increase in depreciation and amortization, a $3 million increase in costs associated with rationalization of certain product configurations and campus consolidation, a $2 million increase in outside services, and a $2 million increase in rent, repair, and utilities. The increase in R&D expenses for the six months ended December 25, 2016 as compared to the same period in 2015 is mainly due to a $19 million increase in employee compensation from higher headcount and incentive compensation as a result of improved company profitability.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	December 25, 2016	September 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
	(in thousands, except percentages)
Selling, general & administrative (“SG&A”)	$160,165	$165,010	$166,922	$325,175	$319,648
Percent of total revenue	8.5%	10.1%	11.7%	9.3%	10.6%
The decrease in SG&A expenses during the December 2016 quarter compared to the September 2016 quarter was due to a $10 million decrease in KLA-Tencor acquisition-related costs offset by a $4 million litigation settlement expense in the December quarter. The decrease in SG&A expenses during the December 2016 quarter compared to the same period in the prior year was due to a $17 million decrease in KLA-Tencor acquisition-related costs, offset by a $5 million increase in outside services and a $5 million increase in salaries and benefits. The increase in SG&A expenses for the six months ended December 25, 2016 as compared to the same period in 2015 is mainly due to a $10 million increase in employee compensation, a $5 million increase in outside services, offset by a $7 million decrease in KLA-Tencor acquisition-related costs.

Other Expense, Net
Other expense, net consisted of the following:

	Three Months Ended			Six Months Ended
	December 25, 2016	September 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
		(in thousands)
Interest income	$10,945	$12,763	$6,729	$23,708	$12,489
Interest expense	(26,641)	(41,429)	(38,577)	(68,070)	(63,238)
Gains (losses) on deferred compensation plan related assets, net	1,666	6,172	1,983	7,838	(3,181)
Loss on extinguishment of debt	(36,325)	—	—	(36,325)	—
Foreign exchange gains (losses), net	1,011	1,219	512	2,230	(186)
Other, net	(5,679)	(1,879)	(582)	(7,558)	(2,940)
	$(55,023)	$(23,154)	$(29,935)	$(78,177)	$(57,056)
Interest income decreased in the December 2016 quarter, as compared to the September 2016 quarter, as a result of a reduction in realized gains from the sale of securities. Interest income increased in the December 2016 quarter, as compared to the December 2015 quarter, and for the six months ended December 25, 2016 as compared to the six months ended December 27, 2015, as a result of higher cash balances and higher yield.
Interest expense decreased in the December 2016 quarter, as compared to the September 2016 quarter, due to the termination of the Term Loan Agreement and mandatory redemption of the Senior Notes due 2023 and 2026 during the December 2016 quarter. Interest expense decreased in the December 2016 quarter, as compared to the December 2015 quarter, due to the termination of the October 2015 bridge financing arrangement and the maturity of the Convertible Notes Due 2016. Interest expense increased in the six months ended December 25, 2016 as compared to the six months ended December 27, 2015, primarily due to interest cost associated with the $2.4 billion Senior Note issuance in June 2016.
Changes in the market value of securities in the portfolio drove the noted variability in the gains/losses on assets related to obligations under our deferred compensation plan.
Loss on extinguishment of debt in the three and six months ended December 25, 2016 related to the special mandatory redemption of our 2023 and 2026 Notes, as well as, the termination of the Amended and Restated Term Loan Agreement following the Termination of the Agreement and Plan of Merger and Reorganization with KLA-Tencor.
Foreign exchange gains in the December 2016 quarter, in comparison to losses in the September 2016 and December 2015 quarters, were related to volatility in the foreign currency market and its impact on unhedged portions of the balance sheet exposures. Other, net was higher during the three and six months ended December 25, 2016, as compared to the six months ended December 27, 2015, primarily due to increased charitable contributions.

Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	December 25, 2016	September 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
	(in thousands, except percentages)
Income tax expense (benefit)	$52,014	$28,958	$(14,081)	$80,972	$5,547
Effective tax rate	13.5%	9.9%	(6.7)%	11.9%	1.1%
The increase in the effective tax rate for the three months ended December 25, 2016 compared to the three months ended September 25, 2016 was primarily due to an increase in deferred tax accrual on additional foreign earnings to be repatriated, offset by the recognition of previously unrecognized tax benefits as a result of audit settlement and statutes of limitation lapse.

The increase in the effective tax rate for the three months ended December 25, 2016 compared to the three months ended December 27, 2015 was primarily due to the change in geographic mix and level of income, an increase in deferred tax accrual related to increase in foreign earnings to be repatriated in the December 2016 quarter, extension of the U.S. federal research and development tax credit for part of fiscal year 2015 in the December 2015 quarter and the tax effect of KLA-Tencor acquisition related expenses in the December 2015 quarter, offset by unrecognized tax benefits due to uncertain tax positions in the December 2015 quarter.
The increase in the effective tax rate for the six months ended December 25, 2016 compared to the six months ended December 27, 2015 was primarily due to the change in geographic mix and level of income, an increase in deferred tax accrual related to increase in foreign earnings to be repatriated in the December 2016 quarter, extension of the U.S. federal research and development tax credit for part of fiscal year 2015 in the December 2015 quarter and recognition of a discrete tax benefit of the Altera court ruling in the December 2015 quarter.
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
LIQUIDITY AND CAPITAL RESOURCES
As of December 25, 2016, we had $6.1 billion in gross cash and cash equivalents, investments, and restricted cash and investments (together comprising total cash and investments) decreased as compared to $7.1 billion as of June 26, 2016, primarily due to the redemption of our Senior Notes with contractual maturities in 2023 and 2026. Approximately $3.8 billion and $3.1 billion of our total cash and investments as of December 25, 2016 and June 26, 2016, respectively, was held outside the United States in our foreign subsidiaries, the majority of which is held in U.S. Dollars and, of which, substantially all would be subject to tax at U.S. rates if it were to be repatriated.

Cash Flows from Operating Activities
Net cash provided by operating activities of $877.3 million during the six months ended December 25, 2016 consisted of (in millions):

Net income	$596.6
Non-cash charges:
Depreciation and amortization	151.6
Equity-based compensation	70.9
Deferred income taxes	42.2
Amortization of note discounts and issuance costs	13.0
Loss on extinguishment of debt	36.3
Changes in operating asset and liability accounts	(48.9)
Other	15.6
$877.3
Changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $165.8 million, inventories of $70.8 million, and prepaid expense and other assets of $7.0 million. The uses of cash are offset by sources of cash resulting from increases in trade accounts payable of $97.8 million, accrued expenses and other liabilities of $38.3 million, and an increase in deferred profit of $58.6 million.
Cash Flows from Investing Activities
Net cash provided by investing activities during the six months ended December 25, 2016 was $1,650.5 million, primarily consisting of net sales of available-for-sale securities of $1,559.2 million offset by capital expenditures of $78.5 million.
Cash Flows from Financing Activities
Net cash used for financing activities during the six months ended December 25, 2016 was $1,758.8 million, primarily consisting of $1.6 billion of cash paid for debt extinguishment, $69.5 million in treasury stock repurchases, $96.4 million of dividends paid, partially offset by $23.9 million of stock issuance and treasury stock reissuances associated with our employee stock-based compensation plans.
Liquidity
Given that the semiconductor equipment industry is highly competitive and has experienced rapid changes in demand historically, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short term investments as of December 25, 2016, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
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
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2016 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 26, 2016. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of December 25, 2016. Actual results may differ materially.

Fixed Income Securities
Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of December 25, 2016 were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 25, 2016	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Time Deposit	$728,810	$728,810	$728,810	$728,810	$728,810	$728,810	$728,810
Municipal Notes and Bonds	135,542	135,412	135,103	134,771	134,438	134,106	133,774
U.S. Treasury & Agencies	826,577	821,398	814,228	806,883	799,531	792,180	784,831
Government-Sponsored Enterprises	31,647	31,635	31,476	31,315	31,154	30,992	30,831
Foreign Government Bonds	31,036	30,847	30,638	30,428	30,218	30,009	29,799
Bank and Corporate Notes	2,403,889	2,388,641	2,371,753	2,354,838	2,337,926	2,321,016	2,304,108
Mortgage Backed Securities - Residential	101,389	100,292	99,116	97,936	96,754	95,572	94,390
Mortgage Backed Securities - Commercial	55,058	54,725	54,390	54,055	53,720	53,385	53,050
Total	$4,313,948	$4,291,760	$4,265,514	$4,239,036	$4,212,551	$4,186,070	$4,159,593
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of December 25, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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

We Have a Limited Number of Key Customers
Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments, cash flows, collections, and profitability. For the six months ended December 25, 2016, and the years ended June 26, 2016 and June 28, 2015, three customers collectively accounted for 51%, 45%, and 51% of total revenue, respectively. As a result, the actions of even one customer may subject us to variability in those areas that are difficult to predict. In addition, large customers may be able to negotiate requirements that result in decreased pricing, increased costs and/or lower margins for us; compliance with specific environmental, social and corporate governance standards; and limitations on our ability to share jointly developed technology with others. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results.
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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales accounted for approximately 93%, 92%, and 83% of total revenue in the six months ended December 25, 2016 and fiscal years 2016 and 2015, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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

•
compliance with U.S. and international laws and regulations affecting foreign operations; including U.S. and international trade restrictions and sanctions, anti-bribery, anti-corruption, environmental, tax, and labor laws;

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

•	general market, semiconductor, or semiconductor equipment industry conditions;

•	economic or political events, trends and unexpected developments occurring nationally, globally, or in any of our key sales regions;

•	variations in our quarterly operating results and financial condition, including our liquidity;

•	variations in our revenues, earnings or other business and financial metrics from forecasts by us or securities analysts, or from those experienced by other companies in our industry;

•	announcements of restructurings, reductions in force, departure of key employees, and/or consolidations of operations;

•	government regulations;

•	developments in, or claims relating to, patent or other proprietary rights;

•	technological innovations and the introduction of new products by us or our competitors;

•	commercial success or failure of our new and existing products;

•	disruptions of relationships with key customers or suppliers; or

•	dilutive impacts of our Convertible Notes and related warrants.
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
Repurchases of Company Shares
In November 2016, the Board of Directors authorized us to repurchase up to $1.0 billion of common stock, which included the remaining value available under our prior authorization. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using our on-shore cash and on-shore cash generation. This repurchase program has no termination date and may be suspended or discontinued at any time.
Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except share and per share data)
Amount available at June 26, 2016				$316,587
Quarter ended September 25, 2016	20	$90.53	—	229,094
September 26, 2015 - October 23, 2016	111	$94.82	—	229,094
Board-approved increase (November 2016)				1,000,000
October 24, 2016 - November 20, 2016	3	$98.12	—	1,000,000
November 21, 2016 - December 25, 2016	621	$105.00	619	934,986
Total Quarter Ended December 25, 2016	735	$103.43	619	$934,986

(1)
During the three and six months ended December 25, 2016, the Company acquired 116 thousand shares at a total cost of $11.0 million and 137 thousand shares at a total cost of $12.9 million, respectively, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.

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

Date:	January 30, 2017	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Lam Research Corporation, dated November 22, 2016

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document