Form 10-Q
period 2017-03-26
LAM RESEARCH CORP
filed 2017-04-24
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2017
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 20, 2017, the Registrant had 161,311,880 shares of common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Revenue	$2,153,995	$1,314,055	$5,668,713	$4,339,632
Cost of goods sold	1,182,591	742,790	3,134,315	2,419,494
Gross margin	971,404	571,265	2,534,398	1,920,138
Research and development	265,986	221,494	748,030	676,457
Selling, general and administrative	167,000	159,018	492,175	478,666
Total operating expenses	432,986	380,512	1,240,205	1,155,123
Operating income	538,418	190,753	1,294,193	765,015
Other expense, net	(7,838)	(29,834)	(86,015)	(86,890)
Income before income taxes	530,580	160,919	1,208,178	678,125
Income tax benefit (expense)	44,133	(17,468)	(36,839)	(23,015)
Net income	$574,713	$143,451	$1,171,339	$655,110
Net income per share:
Basic	$3.52	$0.90	$7.22	$4.13
Diluted	$3.10	$0.82	$6.40	$3.76
Number of shares used in per share calculations:
Basic	163,408	159,039	162,225	158,605
Diluted	185,094	174,373	182,885	174,329
Cash dividend declared per common share	$0.45	$0.30	$1.20	$0.90

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Net income	$574,713	$143,451	$1,171,339	$655,110
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,648	5,066	(3,279)	(3,778)
Cash flow hedges:
Net unrealized (losses) gains during the period	(12,478)	(1,611)	326	1,548
Net (gains) losses reclassified into earnings	(4,904)	3,331	6,544	452
	(17,382)	1,720	6,870	2,000
Available-for-sale investments:
Net unrealized gains (losses) during the period	5,595	6,105	(10,713)	3,720
Net (gains) losses reclassified into earnings	(510)	(128)	484	(352)
	5,085	5,977	(10,229)	3,368
Defined benefit plans, net change in unrealized component	124	128	369	316
Other comprehensive loss, net of tax	(5,525)	12,891	(6,269)	1,906
Comprehensive income	$569,188	$156,342	$1,165,070	$657,016

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 26, 2017	June 26, 2016
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$2,128,570	$5,039,322
Investments	3,755,036	1,788,612
Accounts receivable, less allowance for doubtful accounts of $5,095 as of March 26, 2017 and $5,155 as of June 26, 2016	1,636,090	1,262,145
Inventories	1,133,196	971,911
Prepaid expenses and other current assets	223,056	151,160	(2)
Total current assets	8,875,948	9,213,150
Property and equipment, net	675,707	639,608
Restricted cash and investments	256,157	250,421
Goodwill	1,385,545	1,386,276
Intangible assets, net	449,605	564,921
Other assets	232,224	209,939	(2)
Total assets	$11,875,186	$12,264,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$473,415	$348,199
Accrued expenses and other current liabilities	850,762	772,910
Deferred profit	527,274	349,199
Current portion of convertible notes and capital leases	905,288	947,733	(2)
Total current liabilities	2,756,739	2,418,041
Senior notes, convertible notes, and capital leases, less current portion	1,777,297	3,378,129	(2)
Income taxes payable	137,173	231,514
Other long-term liabilities	282,615	134,562
Total liabilities	4,953,824	6,162,246
Commitments and contingencies
Temporary equity, convertible notes	175,108	207,552
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares; issued and outstanding, 163,969 shares at March 26 , 2017 and 160,201 shares at June 26, 2016	164	160
Additional paid-in capital	5,727,320	5,572,898
Treasury stock, at cost; 103,114 shares at March 26, 2017 and 101,071 shares at June 26, 2016	(4,701,388)	(4,429,317)
Accumulated other comprehensive loss	(75,602)	(69,333)
Retained earnings	5,795,760	4,820,109
Total stockholders’ equity	6,746,254	5,894,517
Total liabilities and stockholders’ equity	$11,875,186	$12,264,315
(1) Derived from audited financial statements
(2) Adjusted for effects of retrospective implementation of ASU 2015-3, see Note 2 and Note 11 for additional information.

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 26, 2017	March 27, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,171,339	$655,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,869	216,052
Deferred income taxes	69,867	(2,295)
Equity-based compensation expense	106,173	103,060
Loss on extinguishment of debt	36,325	—
Amortization of note discounts and issuance costs	19,168	55,938
Other, net	10,777	29,869
Changes in operating assets and liabilities	(341,508)	(131,281)
Net cash provided by operating activities	1,300,010	926,453
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(122,608)	(123,604)
Purchases of available-for-sale securities	(3,594,060)	(844,814)
Sales and maturities of available-for-sale securities	1,616,316	1,037,751
(Issuance) repayment of notes receivable, net	(500)	7,882
Transfers of restricted cash and investments	(5,736)	—
Other, net	(11,127)	(6,246)
Net cash (used for) provided by investing activities	(2,117,715)	70,969
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations and payments for debt issuance costs	(1,685,868)	(36,949)
Treasury stock purchases	(285,894)	(131,275)
Dividends paid	(169,786)	(143,094)
Reissuance of treasury stock related to employee stock purchase plan	36,543	35,632
Proceeds from issuance of common stock	12,544	1,858
Other, net	(124)	7,686
Net cash used for financing activities	(2,092,585)	(266,142)
Effect of exchange rate changes on cash and cash equivalents	(462)	(798)
Net (decrease) increase in cash and cash equivalents	(2,910,752)	730,482
Cash and cash equivalents at beginning of period	5,039,322	1,501,539
Cash and cash equivalents at end of period	$2,128,570	$2,232,021
Schedule of non-cash transactions:
Accrued payables for stock repurchases	2,272	—
Accrued payables for capital expenditures	10,077	26,732
Dividends payable	73,953	47,791
Transfers of inventory to property and equipment, net	35,972	20,834

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2017
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 25, 2017 and includes 52 weeks. The quarters ended March 26, 2017 (the “March 2017 quarter”) and March 27, 2016 (the “March 2016 quarter”) included 13 weeks.
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
In December 2016, the FASB released ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which provides for correction or improvement to the guidance previously issued in ASU 2014-09.
The Company is required to adopt these standards starting in the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. The Company has not yet selected a transition method, and is in the process of determining the impact that the new standard will have to its Condensed Consolidated Financial Statements and disclosures thereto. The Company does not plan to early adopt this standard.
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
The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
	(in thousands)
Equity-based compensation expense	$35,323	$34,716	$106,173	$103,060
Income tax benefit recognized related to equity-based compensation expense	$9,954	$9,840	$29,674	$28,589
The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis.

Options and RSUs
The Lam Research Corporation 2015 Stock Incentive Plan, as amended (the “2015 Plan”), provides for the grant of non-qualified equity-based awards to eligible employees and non-employee directors of the Company and its subsidiaries. As of March 26, 2017, outstanding option and RSU awards were granted under the 2015 Plan, the Lam Research Corporation 2007 Stock Incentive Plan, as amended, or the 2011 Stock Incentive Plan, as amended (collectively the “Stock Plans”). A summary of stock plan transactions is as follows:

	Options Outstanding		RSUs Outstanding
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Fair Market Value at Grant
June 26, 2016	907,411	$47.41	4,335,104	$69.30
Granted	90,128	$119.67	1,591,129	$112.67
Exercised	(375,274)	$34.22	N/A	N/A
Canceled	(13,950)	$70.02	(128,570)	$69.24
Vested restricted stock	N/A	N/A	(2,075,045)	$62.42
March 26, 2017	608,315	$65.73	3,722,618	$88.16

As of March 26, 2017, there was $5.3 million of total unrecognized compensation cost related to unvested options granted and outstanding; that cost is expected to be recognized over a weighted-average remaining vesting period of 2.4 years. As of March 26, 2017, there was $278.6 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted-average remaining period of 2.4 years.
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
Purchase rights under the 1999 ESPP were valued using the Black-Scholes option valuation model and the following weighted-average assumptions for the nine months ended March 26, 2017 and March 27, 2016:

	Three Months Ended		Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Expected term (years)	0.78	0.68	0.73	0.68
Expected stock price volatility	27.24%	35.61%	31.80%	31.85%
Risk-free interest rate	0.52%	0.29%	0.41%	0.19%
Dividend Yield	1.00%	1.18%	1.10%	0.95%

As of March 26, 2017, there was $10.8 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over a remaining period of approximately 0.6 years.

NOTE 4 — OTHER EXPENSE, NET
The significant components of other expense, net, are as follows:

	Three Months Ended		Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
	(in thousands)
Interest income	$16,345	$8,148	$40,053	$20,637
Interest expense	(24,752)	(38,056)	(92,822)	(101,294)
Gains (losses) on deferred compensation plan related assets, net	4,294	(999)	12,131	(4,180)
Loss on extinguishment of debt	—	—	(36,325)	—
Foreign exchange gains, net	679	2,457	2,910	2,271
Other, net	(4,404)	(1,384)	(11,962)	(4,324)
	$(7,838)	$(29,834)	$(86,015)	$(86,890)
Interest income in the three and nine months ended March 26, 2017 increased, as compared to the three and nine months ended March 27, 2016, due to higher cash and investment balances and higher yield. Interest expense decreased in the March 2017 quarter, as compared to the March 2016 quarter, due to the termination of the October 2015 bridge financing arrangement. Interest expense increased in the nine months ended March 26, 2017 as compared to the nine months ended March 27, 2016, primarily due to interest cost and fees associated with the $2.4 billion Senior Note issuance in the three months ended June 26, 2016. Loss on extinguishment of debt realized in the nine months ended March 26, 2017 is a result of the mandatory redemption of the Senior notes due 2023 and 2026, as well as the termination of the Term Loan Agreement (refer to Note 11 and Note 15 for additional details regarding our debt redemptions and termination). The increase in Other, net in the three and nine months ended March 26, 2017, as compared to the three and nine months ended March 27, 2016, is primarily due to increased charitable contributions.
NOTE 5 — INCOME TAX (BENEFIT) EXPENSE
The Company recorded an income tax (benefit) expense of $(44.1) million and $36.8 million for the three and nine months ended March 26, 2017, which yielded an effective tax rate of approximately (8.3)% and 3.0%, respectively.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three months and nine months ended March 26, 2017 is primarily due to income in lower tax jurisdictions and recognition of previously unrecognized tax benefits from lapse of statutes of limitation related to a prior business combination.

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

	Three Months Ended		Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
	(in thousands, except per share data)
Numerator:
Net income	$574,713	$143,451	$1,171,339	$655,110
Denominator:
Basic average shares outstanding	163,408	159,039	162,225	158,605
Effect of potential dilutive securities:
Employee stock plans	2,107	2,046	2,164	2,208
Convertible notes	16,829	12,999	16,230	13,161
Warrants	2,750	289	2,266	355
Diluted average shares outstanding	185,094	174,373	182,885	174,329
Net income per share - basic	$3.52	$0.90	$7.22	$4.13
Net income per share - diluted	$3.10	$0.82	$6.40	$3.76

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
	(in thousands)
Number of options and RSUs excluded	28	332	135	287
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

The following table sets forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of March 26, 2017 and June 26, 2016:

	March 26, 2017
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$404,520	$—	$—	$404,520	$398,391	$—	$6,129	$—
Level 1:
Time Deposit	641,357	—	—	641,357	391,329	—	250,028	—
Money Market Funds	1,238,627	—	—	1,238,627	1,238,627	—	—	—
U.S. Treasury and Agencies	732,369	172	(3,245)	729,296	34,973	694,323	—	—
Mutual Funds	50,374	2,479	—	52,853	—	—	—	52,853
Level 1 Total	2,662,727	2,651	(3,245)	2,662,133	1,664,929	694,323	250,028	52,853
Level 2:
Municipal Notes and Bonds	256,720	168	(76)	256,812	—	256,812	—	—
Government-Sponsored Enterprises	103,246	5	(35)	103,216	39,493	63,723	—	—
Foreign Government Bonds	64,141	64	(186)	64,019	1,287	62,732	—	—
Corporate Notes and Bonds	2,546,895	1,427	(4,170)	2,544,152	24,470	2,519,682	—	—
Mortgage Backed Securities — Residential	103,560	48	(754)	102,854	—	102,854	—	—
Mortgage Backed Securities — Commercial	55,214	1	(305)	54,910	—	54,910	—	—
Level 2 Total	3,129,776	1,713	(5,526)	3,125,963	65,250	3,060,713	—	—
Total	$6,197,023	$4,364	$(8,771)	$6,192,616	$2,128,570	$3,755,036	$256,157	$52,853

	June 26, 2016
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$418,216	$—	$—	$418,216	$412,573	$—	$5,643	$—
Level 1:
Time Deposit	904,243	—	—	904,243	659,465	—	244,778	—
Money Market Funds	3,904,288	—	—	3,904,288	3,904,288	—	—	—
U.S. Treasury and Agencies	446,530	2,041	(2)	448,569	62,996	385,573	—	—
Mutual Funds	39,318	1,400	(397)	40,321	—	—	—	40,321
Level 1 Total	5,294,379	3,441	(399)	5,297,421	4,626,749	385,573	244,778	40,321
Level 2:
Municipal Notes and Bonds	265,386	355	(16)	265,725	—	265,725	—	—
U.S. Treasury and Agencies	8,068	151	—	8,219	—	8,219	—	—
Government-Sponsored Enterprises	31,885	91	(13)	31,963	—	31,963	—	—
Foreign Government Bonds	41,440	76	(4)	41,512	—	41,512	—	—
Corporate Notes and Bonds	979,566	4,341	(566)	983,341	—	983,341	—	—
Mortgage Backed Securities — Residential	17,395	37	(152)	17,280	—	17,280	—	—
Mortgage Backed Securities — Commercial	55,129	30	(160)	54,999	—	54,999	—	—
Level 2 Total	1,398,869	5,081	(911)	1,403,039	—	1,403,039	—	—
Total	$7,111,464	$8,522	$(1,310)	$7,118,676	$5,039,322	$1,788,612	$250,421	$40,321
The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three and nine months ended March 26, 2017 or March 27, 2016. Additionally, gross realized gains and gross realized (losses) from sales of investments were approximately $0.3 million and $(0.7) million, respectively, in the three months ended March 26, 2017 and $0.2 million and $(0.3) million, respectively, in the three months ended March 27, 2016. Gross realized gains and gross realized (losses) from sales of investments were approximately $3.0 million and $(1.3) million, respectively, in the nine months ended March 26, 2017 and $1.0 million and $(2.4) million, respectively, in the nine months ended March 27, 2016.

The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	March 26, 2017
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
U.S. Treasury & Agencies	$607,008	$(3,245)	$—	$—	$607,008	$(3,245)
Municipal Notes and Bonds	104,474	(56)	4,980	(20)	109,454	(76)
Government-Sponsored Enterprises	50,979	(26)	533	(9)	51,512	(35)
Foreign Government Bonds	38,084	(186)	—	—	38,084	(186)
Corporate Notes and Bonds	1,553,348	(4,122)	19,413	(48)	1,572,761	(4,170)
Mortgage Backed Securities — Residential	88,273	(628)	9,072	(126)	97,345	(754)
Mortgage Backed Securities — Commercial	48,481	(294)	3,755	(11)	52,236	(305)
	$2,490,647	$(8,557)	$37,753	$(214)	$2,528,400	$(8,771)
The amortized cost and fair value of cash equivalents, investments and restricted investments with contractual maturities are as follows as of March 26, 2017:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$2,860,355	$2,860,050
Due after one year through five years	2,742,845	2,736,594
Due in more than five years	138,929	138,599
	$5,742,129	$5,735,243
The Company has the ability, if necessary, to liquidate its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying Condensed Consolidated Balance Sheets.
Derivative Instruments and Hedging
The Company carries derivative financial instruments (“Derivatives”) on its Condensed Consolidated Balance Sheets at their fair values. The Company enters into foreign currency forward contracts and foreign currency options with financial institutions with the primary objective of reducing volatility of earnings and cash flows related to foreign currency exchange rate fluctuations. In addition, the Company enters into interest rate swap arrangements to manage interest rate risk. The counterparties to these Derivatives are large global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.

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
At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue or expense in the current period. The change in time value related to these contracts was not material for all reported periods. Changes in the fair value of foreign exchange options due to changes in time value are included in the assessment of effectiveness. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the three or nine months ended March 26, 2017 and March 27, 2016 associated with ineffectiveness or forecasted transactions that failed to occur.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value associated with the forward contracts and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of March 26, 2017, the Company had losses of $6.9 million accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges which it expects to reclassify from other comprehensive income into earnings over the next 12 months. Additionally, the Company had a net loss of $1.9 million accumulated in other comprehensive income, net of tax, related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 8.0 years. As a result of the October 5, 2016 termination of the Agreement and Plan of Merger and Reorganization with KLA-Tencor Corporation ("KLA-Tencor") (see Note 15 for additional information), a gain of approximately $1.1 million accumulated in other comprehensive income, net of tax, related to interest rate contracts associated with the 2026 Notes (as defined in Note 11) were reclassified into earnings in the three months ended December 25, 2016.
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
As of March 26, 2017, the Company had the following outstanding foreign currency contracts that were entered into under its cash flow and balance sheet hedge program:

	Notional Value
	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$664,752	$—	$177,817
Euro	91,966	—	32,371	—
Korean won	43,105	—	4,185	—
Taiwan dollar	—	—	11,834	—
Swiss franc	—	—	7,394	—
Chinese renminbi	—	—	5,364
Singapore dollar	—	—	—	5,004
	$135,071	$664,752	$61,148	$182,821
Foreign Currency Option Contracts
	Buy Put	Sell Put	Buy Put(1)	Sell Put
Japanese yen	$35,709	$—	$30,698	$30,698
(1) Contracts were entered into and designated as cash flow hedges under ASC 815, during the fiscal year as part of our cash flow hedge program. The contracts were subsequently de-designated during the three and nine months ended Marcy 26, 2017, changes in fair market value subsequent to de-designation effect current earnings.

The fair value of derivative instruments in the Company’s Condensed Consolidated Balance Sheets as of March 26, 2017 and June 26, 2016 were as follows:

	March 26, 2017				June 26, 2016
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$6,661	Accrued liabilities	$10,962	Prepaid expense and other assets	$249	Accrued liabilities	$16,585
Interest rate contracts, short-term	Prepaid expense and other assets	973	Prepaid expense and other assets	—	Accrued expenses and other current liabilities	50	Prepaid expense and other assets	159
Interest rate contracts, long-term	Other assets	—	Other long-term liabilities	18,114	Other assets	8,661	Other long-term liabilities	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	161	Accrued liabilities	162	Prepaid expense and other assets	107	Accrued liabilities	1,529
Total Derivatives		$7,795		$29,238		$9,067		$18,273

Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of March 26, 2017, the potential effect of rights of off-set associated with the above foreign exchange and interest rate contracts would be an offset to assets and liabilities by $6.6 million, resulting in a net derivative asset of $1.2 million and net derivative liability of $22.7 million. As of June 26, 2016, the potential effect of rights of set-off associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $6.4 million, resulting in a net derivative asset of $2.7 million and a net derivative liability of $11.9 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

		Three Months Ended March 26, 2017			Nine Months Ended March 26, 2017
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
Derivatives Designated as Hedging Instruments		(in thousands)
Foreign Exchange Contracts	Revenue	$(16,734)	$5,646	2,367	(1,509)	(8,379)	3,780
Foreign Exchange Contracts	Cost of goods sold	2,095	(56)	(227)	1,544	(63)	(322)
Foreign Exchange Contracts	Selling, general, and administrative	898	(57)	(76)	526	(212)	(112)
Foreign Exchange Contracts	Other expense, net	—	—	(16)	—	—	(13)
Interest Rate Contracts	Other expense, net	—	(30)	—	—	1,757	—
		$(13,741)	$5,503	$2,048	$561	$(6,897)	$3,333

		Three Months Ended March 27, 2016			Nine Months Ended March 27, 2016
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
Derivatives Designated as Hedging Instruments		(in thousands)
Foreign Exchange Contracts	Revenue	$(8,873)	$3,721	$337	$(4,686)	$(2,465)	$584
Foreign Exchange Contracts	Cost of goods sold	1,043	61	(61)	405	2,618	(97)
Foreign Exchange Contracts	Selling, general, and administrative	317	(113)	(28)	291	256	(47)
Interest Rate Contracts	Other expense, net	8,163	(96)	67	8,163	(285)	67
		$650	$3,573	$315	$4,173	$124	$507

The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended		Nine Months Ended
		March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Derivatives Not Designated as Hedging Instruments:	Location of (Loss) Gain Recognized in Income	Loss Recognized in Income	Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income
(in thousands)
Foreign Exchange Contracts	Other income	$(3,067)	$3,451	$893	$11,018
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

The Company is exposed to credit losses in the event of nonperformance by counterparties on foreign currency and interest rate hedge contracts that are used to mitigate the effect of exchange rate and interest rate fluctuations, and on contracts related to structured share repurchase arrangements. These counterparties are large global financial institutions and, to date, no such counterparty has failed to meet its financial obligations to the Company.
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
NOTE 8 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. System shipments to Japanese customers, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	March 26, 2017	June 26, 2016
	(in thousands)
Raw materials	$601,057	$536,844
Work-in-process	188,159	151,406
Finished goods	343,980	283,661
	$1,133,196	$971,911
NOTE 9 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.4 billion as of March 26, 2017 and June 26, 2016. As of March 26, 2017, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

Intangible Assets
The following table provides the Company’s intangible assets as of March 26, 2017:

	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$615,141	$(349,991)	$265,150
Existing technology	643,145	(465,516)	177,629
Patents	36,553	(30,604)	5,949
Other intangible assets	36,515	(35,638)	877
Total intangible assets	$1,331,354	$(881,749)	$449,605

The following table provides the Company’s intangible assets as of June 26, 2016:

	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$615,272	$(300,711)	$314,561
Existing technology	643,433	(401,036)	242,397
Patents	36,053	(28,701)	7,352
Other intangible assets	36,114	(35,503)	611
Total intangible assets	$1,330,872	$(765,951)	$564,921
The Company recognized $38.6 million and $39.1 million in intangible asset amortization expense during the three months ended March 26, 2017 and March 27, 2016, respectively. The Company recognized $115.9 million and $117.4 million in intangible asset amortization expense during the nine months ended March 26, 2017 and March 27, 2016, respectively.
The estimated future amortization expense of intangible assets, excluding those with indefinite lives, as of March 26, 2017 was as follows:

Fiscal Year	Amount
(in thousands)
2017 (remaining 3 months)	$38,654
2018	153,515
2019	115,221
2020	50,447
2021	47,763
Thereafter	44,005
$449,605
NOTE 10 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 26, 2017	June 26, 2016
	(in thousands)
Accrued compensation	$361,727	$331,528
Warranty reserves	145,141	100,321
Income and other taxes payable	62,294	86,723
Dividend payable	73,953	48,052
Other	207,647	206,286
	$850,762	$772,910

NOTE 11 — LONG-TERM DEBT AND OTHER BORROWINGS
As of March 26, 2017 and June 26, 2016, the Company's outstanding debt consisted of the following:

	March 26, 2017			June 26, 2016
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 1.25% Convertible Notes Due May 15, 2018 ("2018 Notes")	$449,768	(1)	5.27%	$449,954	(2)	5.27%
Fixed-rate 2.75% Senior Notes Due March 15, 2020 ("2020 Notes")	500,000		2.88%	500,000		2.88%
Fixed-rate 2.80% Senior Notes Due June 15, 2021 ("2021 Notes")	800,000		2.95%	800,000		2.95%
Fixed-rate 3.45% Senior Notes Due June 15, 2023 ("2023 Notes")	—		—	600,000		3.60%
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%	500,000		3.87%
Fixed-rate 3.90% Senior Notes Due June 15, 2026 ("2026 Notes")	—		—	1,000,000		4.01%
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 ("2041 Notes")	631,090	(1)	4.28%	699,895	(2)	4.28%
Total debt outstanding, at par	2,880,858			4,549,849
Unamortized discount	(184,315)			(232,727)
Fair value adjustment - interest rate contracts	(17,141)			8,552
Unamortized bond issuance costs	(3,523)			(7,213)	(3)
Total debt outstanding, at carrying value	$2,675,879			$4,318,461
Reported as:
Current portion of long-term debt	$904,693	(4)		$940,537	(4)
Long-term debt	1,771,186			3,377,924
Total debt outstanding, at carrying value	$2,675,879			$4,318,461
____________________________
(1) As of March 26, 2017, these notes were convertible at the option of the bondholder, as a result of the condition described in (4) below. Upon closure of the conversion period, Notes not converted will be reclassified back into noncurrent liabilities and the temporary equity will be reclassified into permanent equity.
(2) As of June 26, 2016, these notes were convertible at the option of the bond holder, as a result of the condition described in (4) below.
(3) The Company adopted ASU 2015-3, regarding the simplification of the presentation of bond issuance costs, which requires that bond issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The Company applied the accounting standard update on a retrospective basis by reclassifying the presentation of bond issuance costs totaling $1.76 million which was originally included in prepaid assets and other current assets against current portion of convertible notes and capital leases, and $5.45 million which was originally included in other assets against senior notes, convertible notes, and capital leases, less current portion on the Condensed Consolidated Balance Sheets for June 26, 2016. There is no impact to the Company's Condensed Consolidated Statements of Operation, Stockholders' Equity, or Cash Flows for the fiscal year ended June 26, 2016.
(4) As of the report date the market value of the Company's Common Stock was greater than 130% of the convertible notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end. As a result, the convertible notes were classified in current liabilities and a portion of the equity component, representing the unamortized discount, was classified in temporary equity on the Company's Consolidated Balance Sheets.
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
Under certain circumstances, the Convertible Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the table below. Conversions in the three and nine months ended March 26, 2017 were approximately $68.8 million and $69.0 million principal value of Convertible Notes, respectively.
Selected additional information regarding the Convertible Notes outstanding as of March 26, 2017 and June 26, 2016, the Convertible Notes consisted of the following:

	March 26, 2017		June 26, 2016
	2018 Notes	2041 Notes	2018 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$85,380	$155,445	$72,992	$152,397
Carrying amount of temporary equity component, net of tax	$19,501	$155,608	$31,894	$175,658
Remaining amortization period (years)	1.1	24.1	1.9	24.9
Fair Value of Notes (Level 2)	$953,193	$2,374,886
Conversion rate (shares of common stock per $1,000 principal amount of notes)	16.5232	29.6528
Conversion price (per share of common stock)	$60.52	$33.72
If-converted value in excess of par value	$497,538	$1,754,331
Estimated share dilution using average quarterly stock price $116.02 per share	3,555	13,274
Convertible Note Hedges and Warrants
Concurrent with the issuance of the 2018 Notes and $450 million of notes that matured in May of 2016 (the "2016 Notes"), the Company purchased a convertible note hedge and sold warrants. The warrants settlement is contractually defined as net share settlement. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock. During the nine months ended March 26, 2017, warrants associated with the 2016 Notes were exercised resulting in the issuance of approximately 2.0 million shares of the Company's Common Stock. As of March 26, 2017, the warrants associated with the 2018 Notes had not been exercised and remained outstanding.
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

The following table presents the details of the warrants and convertible note hedge arrangements as of March 26, 2017:

2018 Notes
(shares in thousands)
Warrants:
Underlying shares	7,435
Estimated share dilution using average quarterly stock price $116.02 per share	2,750
Exercise price	$73.09
Expiration date range	August 15 - October 23, 2018
Convertible Note Hedge:
Number of shares available from counterparties	7,432
Exercise price	$60.52
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

Selected additional information regarding the Senior Notes outstanding as of March 26, 2017 is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2020 Notes	3.0	$505,820
2021 Notes	4.2	$802,560
2025 Notes	8.0	$503,910

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Convertible Notes, the Senior Notes, the term loan agreement and the revolving credit facility during the three and nine months ended March 26, 2017 and March 27, 2016.

	Three Months Ended		Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
			(in thousands)
Contractual interest coupon	$19,443	$14,749	$76,777	$44,269
Amortization of interest discount	5,654	8,979	17,241	27,359
Amortization of issuance costs	482	13,124	1,931	28,224
Effect of interest rate contracts, net	(672)	96	(4,296)	285
Total interest cost recognized	$24,907	$36,948	$91,653	$100,137
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

Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (ii) LIBOR multiplied by the statutory rate, plus a spread of 0.9% to 1.5% in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants and events of default that are substantially similar to those in the Amended and Restated Term Loan Agreement. As of March 26, 2017, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
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
The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “Operating Leases”). The Company was required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of March 26, 2017.
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
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that are intended to limit its exposure to such indemnifications. As of March 26, 2017, the Company had not recorded any liability in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
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

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of March 26, 2017, the maximum potential amount of future payments that it could be required to make under these arrangements and letters of credit was $15.3 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
	(in thousands)
Balance at beginning of period	$119,334	$97,335	$100,321	$93,209
Warranties issued during the period	54,434	29,645	130,833	89,131
Settlements made during the period	(32,352)	(30,021)	(97,327)	(85,176)
Changes in liability for pre-existing warranties	3,725	(738)	11,314	(943)
Balance at end of period	$145,141	$96,221	$145,141	$96,221

Legal proceedings
While the Company is not currently a party to any legal proceedings that it believes material, the Company is either a defendant or plaintiff in various actions that have arisen from time to time in the normal course of business, including intellectual property claims. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. Based on current information, the Company does not believe that a material loss from known matters is probable and therefore has not recorded an accrual for litigation or other contingencies related to existing legal proceedings.
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
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 26, 2016				$229,094
Quarter ended September 25, 2016	—	$—	$—	$229,094
Board authorization, November 2016				$1,000,000
Quarter ended December 25, 2016	619	$65,014	$105.01	$934,986
Quarter ended March 26, 2017	1,223	139,760	114.30	795,226
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three and nine months ended March 26, 2017, the Company acquired 604 thousand shares at a total cost of $70.5 million and 740 thousand shares at a total cost of $83.4 million, respectively, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of RSU awards granted under the Company's equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
On April 19, 2017, the Company entered into two separate accelerated share repurchase agreements (collectively, the "ASR") with two financial institutions to repurchase a total of $500 million of Common Stock. The Company took an initial delivery of 2.57 million shares, which represented 70% of the prepayment amount divided by Lam's closing stock price on April 19, 2017. The total number of shares to be ultimately received under the ASR will be based upon the average daily volume weighted average price of our common stock during the repurchase period, less an agreed upon discount. Final settlement of the transactions are expected to be completed no sooner than June 5, 2017 or no later than July 21, 2017. As of April 24 2017, there were $282.1 million of authorized funds remaining under our stock repurchase authorization.

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive income (loss) (“AOCI”), net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated foreign currency translation adjustment		Accumulated unrealized holding gain (loss) on cash flow hedges		Accumulated unrealized holding gain (loss) on available- for-sale investments		Accumulated unrealized components of defined benefit plans	Total
	(in thousands)
Balance as of June 26, 2016	$(39,528)		$(15,623)		$4,896		$(19,078)	$(69,333)
Other comprehensive income (loss) before reclassifications	(3,478)		326		(10,713)		369	(13,496)
Losses reclassified from accumulated other comprehensive income (loss) to net income	199	(1)	6,544	(2)	484	(1)	—	7,227
Net current-period other comprehensive income (loss)	$(3,279)		$6,870		$(10,229)		$369	$(6,269)
Balance as of March 26, 2017	$(42,807)		$(8,753)		$(5,333)		$(18,709)	$(75,602)

(1)	Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in other expense, net.

(2)
Amount of after tax gain reclassified from AOCI into net income located in revenue: $7,449 loss; cost of goods sold: $30 loss; selling, general and administrative expenses: $162 loss; and other income and expense: $1,097 gain.

NOTE 15 – BUSINESS COMBINATIONS
On October 20, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization with KLA-Tencor Corporation (“KLA-Tencor”). On October 5, 2016, the Company and KLA-Tencor announced that they had mutually agreed to terminate their previously announced Agreement and Plan of Merger and Reorganization. No termination fee is payable by either the Company or KLA-Tencor.

During the nine months ended March 26, 2017 the Company expensed acquisition-related costs as incurred of $9.8 million, within selling, general, and administrative expense in the Condensed Consolidated Statement of Operations. No acquisition-related costs were incurred in the three months ended March 26, 2017.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “anticipated,” “expected,” “may,” “will,” “should,” “could,” “estimated,” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, changes in and rates of change in, demand for our products, future shipments, margins, market share, capital expenditures, revenue value from shipments to Japanese customers, revenue and operating expenses generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; the benefits of our technology and productivity solutions; customer and end user requirements and our ability to satisfy those requirements; customers' capital spending and their demand for our products, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers' business plans on demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, increases in our customers' proportion of capital expenditure (with respect to certain technology inflections); hedging transactions; our ability to defend our market share; our ability to obtain and qualify alternative sources of supply; factors that affect our tax rates; anticipated growth in the industry, geographic markets and the total market for wafer fabrication equipment and our growth relative to such growth; levels of research and development (“R&D”) expenditures; the success of joint development relationships with customers, suppliers or other industry members, and outsourced activities; the role of component suppliers in our business; the resources invested to comply with evolving standards and the impact of such efforts; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets and the terms of such access; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 26, 2016 (our “2016 Form 10-K”), our quarterly report on Form 10-Q for the fiscal quarters ended September 25, 2016 and December 25, 2016, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and nine months ended March 26, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2016 Form 10-K.
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

Demand for our products increased in the quarter ended March 26, 2017 (the "March 2017 quarter") compared to the quarter ended December 25, 2016 (the "December 2016 quarter") primarily as memory customers increased their investments. This demand trend manifested as a result of higher shipments in the March 2017 quarter, and we believe demand for our products will continue to strengthen over the next quarter. Technology inflections in our industry, including FinFET transistors, 3D NAND, multiple patterning and advanced packaging have led to an increase in our served addressable market for our deposition and etch products. We believe that, over the longer term, demand for our products should increase as the proportion of customers’ capital expenditures rises in these technology inflection areas, and we make progress on our strategies to gain market share.
In October 2015, we entered into an Agreement and Plan of Merger and Reorganization with KLA-Tencor Corporation ("KLA-Tencor"). On October 5, 2016, we announced that both parties mutually agreed to terminate that agreement.
The following summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	March 26, 2017	December 25, 2016	March 27, 2016
	(in thousands, except per share data and percentages)
Revenue	$2,153,995	$1,882,299	$1,314,055
Gross margin	$971,404	$846,797	$571,265
Gross margin as a percent of total revenue	45.1%	45.0%	43.5%
Total operating expenses	$432,986	$406,969	$380,512
Net income	$574,713	$332,791	$143,451
Diluted net income per share	$3.10	$1.81	$0.82

In the March 2017 quarter, revenue increased compared to the December 2016 quarter, primarily as a result of an increase in investments from our memory customers. Gross margin as a percentage of revenue in the March 2017 quarter increased as compared to the December 2016 quarter mainly due to better factory utilization related to higher shipments, offset by a change in customer mix. Operating expenses in the March 2017 quarter increased compared to the December 2016 quarter mainly due to an increase in employee compensation and benefits.
Our cash and cash equivalents, investments, and restricted cash and investments balances remained steady at $6.1 billion as of March 26, 2017 as compared to the same balance as of December 25, 2016. Cash generated by operations was approximately $423 million during the March 2017 quarter. We used cash during the March 2017 quarter for approximately $216 million of share repurchases, including net share settlement on employee stock-based compensation, $69 million of principal payments on debt, primarily related to our convertible notes, $44 million of capital expenditures and $73 million of dividends paid to our stockholders. Employee headcount as of March 26, 2017 was approximately 8,600.

RESULTS OF OPERATIONS
Shipments

	Three Months Ended
	March 26, 2017	December 25, 2016	March 27, 2016
Shipments (in millions)	$2,413	$1,923	$1,446
Taiwan	22%	37%	19%
Korea	35%	25%	25%
China	15%	8%	27%
Japan	15%	12%	12%
United States	7%	8%	6%
Southeast Asia	3%	4%	8%
Europe	3%	6%	3%

Shipments for the March 2017 quarter increased 25% from the December 2016 and 67% from the March 2016 quarter levels, reflecting continued strengthening of customer demand for semiconductor equipment. The increase in the March 2017 quarter from the March 2016 quarter was mainly driven by investments from our memory customers.

The percentages of system shipments to each of the markets we serve were as follows for the periods presented:

	Three Months Ended
	March 26, 2017	December 25, 2016	March 27, 2016
Memory	73%	61%	70%
Foundry	24%	31%	23%
Logic/integrated device manufacturing	3%	8%	7%
Revenue

	Three Months Ended			Nine Months Ended
	March 26, 2017	December 25, 2016	March 27, 2016	March 26, 2017	March 27, 2016
Revenue (in millions)	$2,154	$1,882	$1,314	$5,669	$4,340
Taiwan	28%	37%	27%	31%	29%
Korea	34%	26%	27%	28%	19%
China	11%	10%	15%	11%	16%
Japan	11%	8%	13%	11%	18%
United States	9%	7%	7%	8%	8%
Southeast Asia	3%	5%	7%	6%	6%
Europe	4%	7%	4%	5%	4%

Revenue for the March 2017 quarter increased 14% from the December 2016 quarter; increased 64% compared to the March 2016 quarter; and increased 31% for the nine months ended March 26, 2017 as compared to the same period in 2016, reflecting an increase in technology and capacity investments by our customers. Our deferred revenue balance increased to $842 million as of March 26, 2017 compared to $673 million as of December 25, 2016, as a result of higher customer demand and timing of shipments. Our deferred revenue balance does not include system shipments to Japanese customers, for which title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The estimated future revenue value from shipments to Japanese customers was approximately $260 million as of March 26, 2017 and $129 million as of December 25, 2016.

Gross Margin

	Three Months Ended			Nine Months Ended
	March 26, 2017	December 25, 2016	March 27, 2016	March 26, 2017	March 27, 2016
	(in thousands, except percentages)
Gross margin	$971,404	$846,797	$571,265	$2,534,398	$1,920,138
Percent of total revenue	45.1%	45.0%	43.5%	44.7%	44.2%

Gross margin as a percentage of revenue in the March 2017 quarter increased as compared to the December 2016 quarter primarily due to better factory utilization, a non-recurring $6 million charge of product rationalization in the December 2016 quarter partially offset by changes in customer mix. The increase in gross margin as a percentage of revenue in the March 2017 quarter as compared to the March 2016 quarter as well as during the nine months ended March 26, 2017 as compared to the same period in 2016 is primarily due to favorable product mix and improved factory utilization driven by increased shipments.

Research and Development

	Three Months Ended			Nine Months Ended
	March 26, 2017	December 25, 2016	March 27, 2016	March 26, 2017	March 27, 2016
	(in thousands, except percentages)
Research & development (“R&D”)	$265,986	$246,804	$221,494	$748,030	$676,457
Percent of total revenue	12.3%	13.1%	16.9%	13.2%	15.6%

We continued to make significant R&D investments focused on leading-edge deposition, plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The spending in the March 2017 quarter increased compared to the December 2016 quarter mainly due to a $24 million increase in employee compensation due to increased headcount and incentive compensation, offset by $3 million costs related to campus consolidation and product rationalization realized in December 2016 quarter. The increase in R&D expenses during the March 2017 quarter compared to the same period in the prior year was mainly due to a $30 million increase in employee compensation due to increased headcount and incentive compensation, a $3 million increase in outside services, a $3 million increase in depreciation and amortization, as well as a $3 million increase in supplies. The increase in R&D expenses for the nine months ended March 26, 2017 as compared to the same period in 2016 is mainly due to a $49 million increase in employee compensation from higher headcount and incentive compensation as a result of improved company profitability, an $11 million increase in depreciation and amortization, and a $7 million increase in outside services.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	March 26, 2017	December 25, 2016	March 27, 2016	March 26, 2017	March 27, 2016
	(in thousands, except percentages)
Selling, general & administrative (“SG&A”)	$167,000	$160,165	$159,018	$492,175	$478,666
Percent of total revenue	7.8%	8.5%	12.1%	8.7%	11.0%
The increase in SG&A expenses during the March 2017 quarter compared to the December 2016 quarter was mainly due to a $10 million increase in employee compensation. The increase in SG&A expenses during the March 2017 quarter compared to the same period in the prior year was due to a $12 million increase in employee compensation, a $4 million increase in outside services, a $4 million increase in rent/repair/utilities, offset by a $14 million decrease in acquisition-related costs associated with the terminated agreement with KLA-Tencor. The increase in SG&A expenses for the nine months ended March 26, 2017 as compared to the same period in 2016 is mainly due to a $22 million increase in employee compensation, an $8 million increase in rent/repair/utilities, a $5 million increase in supplies, offset by a $22 million decrease in acquisition-related costs associated with the terminated agreement with KLA-Tencor.

Other Expense, Net
Other expense, net consisted of the following:

	Three Months Ended			Nine Months Ended
	March 26, 2017	December 25, 2016	March 27, 2016	March 26, 2017	March 27, 2016
		(in thousands)
Interest income	$16,345	$10,945	$8,148	$40,053	$20,637
Interest expense	(24,752)	(26,641)	(38,056)	(92,822)	(101,294)
Gains (losses) on deferred compensation plan related assets, net	4,294	1,666	(999)	12,131	(4,180)
Loss on extinguishment of debt	—	(36,325)	—	(36,325)	—
Foreign exchange gains (losses), net	679	1,011	2,457	2,910	2,271
Other, net	(4,404)	(5,679)	(1,384)	(11,962)	(4,324)
	$(7,838)	$(55,023)	$(29,834)	$(86,015)	$(86,890)
Interest income increased in the March 2017 quarter, as compared to the December 2016 quarter, as a result of an increase in interest rates. Interest income increased in the March 2017 quarter, as compared to the March 2016 quarter, and for the nine months ended March 26, 2017 as compared to the nine months ended March 27, 2016, as a result of higher cash and investment balances and higher yield.
Interest expense decreased in the March 2017 quarter, as compared to the December 2016 quarter, due to the termination of the Term Loan Agreement and mandatory redemption of the Senior Notes due 2023 and 2026 during the December 2016 quarter. Interest expense decreased in the March 2017 quarter, as compared to the March 2016 quarter, due to the termination of the October 2015 bridge financing arrangement during the December 2016 quarter. Interest expense increased in the nine months ended March 26, 2017 as compared to the nine months ended March 27, 2016, primarily due to interest cost and fees associated with the $2.4 billion Senior Note issuance in June 2016.
Changes in the market value of securities in the portfolio drove the noted variability in the gains/losses on assets related to obligations under our deferred compensation plan.
Loss on extinguishment of debt in the three and nine months ended March 26, 2017 related to the special mandatory redemption of our 2023 and 2026 Notes, as well as, the termination of the Amended and Restated Term Loan Agreement following the Termination of the Agreement and Plan of Merger and Reorganization with KLA-Tencor.
Foreign exchange gain in the March 2017 quarter is smaller in comparison to gains in the December 2016 and March 2016 quarters, as a result of the impact of volatility in the foreign currency market upon our unhedged balance sheet exposures.

Other, net was higher during the three and nine months ended March 26, 2017, as compared to the nine months ended March 27, 2016, primarily due to increased charitable contributions.
Income Tax (Benefit) Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	March 26, 2017	December 25, 2016	March 27, 2016	March 26, 2017	March 27, 2016
	(in thousands, except percentages)
Income tax (benefit) expense	$(44,133)	$52,014	$17,468	$36,839	$23,015
Effective tax rate	(8.3)%	13.5%	10.9%	3.0%	3.4%
The decrease in the effective tax rate for the three months ended March 26, 2017 compared to the three months ended December 25, 2016 was primarily due to recognition of previously unrecognized tax benefits from lapse of statutes of limitation related to a prior business combination.

The decrease in the effective tax rate for the three months ended March 26, 2017 compared to the three months ended March 27, 2016 was primarily due to recognition of previously unrecognized tax benefits from lapse of statutes of limitation related to a prior business combination.
The decrease in the effective tax rate for the nine months ended March 26, 2017 compared to the nine months ended March 27, 2016 was primarily due to recognition of previously unrecognized tax benefits from lapse of statutes of limitation related to a prior business combination, offset by an increase in deferred tax accrual related to increase in foreign earnings to be repatriated in the March 2017 quarter.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 2, “Recent Accounting Pronouncements,” of our Condensed Consolidated Financial Statements, included in Part 1 of this report.
LIQUIDITY AND CAPITAL RESOURCES
As of March 26, 2017, we had $6.1 billion in gross cash and cash equivalents, investments, and restricted cash and investments (together comprising total cash and investments) decreased as compared to $7.1 billion as of June 26, 2016, primarily due to the redemption of our Senior Notes with contractual maturities in 2023 and 2026. Approximately $4.2 billion and $3.1 billion of our total cash and investments as of March 26, 2017 and June 26, 2016, respectively, was held outside the United States in our foreign subsidiaries, the majority of which is held in U.S. Dollars and, of which, substantially all would be subject to tax at U.S. rates if it were to be repatriated.

Cash Flows from Operating Activities
Net cash provided by operating activities of $1,300.0 million during the nine months ended March 26, 2017 consisted of (in millions):

Net income	$1,171.3
Non-cash charges:
Depreciation and amortization	227.9
Equity-based compensation	106.2
Deferred income taxes	69.9
Amortization of note discounts and issuance costs	19.2
Loss on extinguishment of debt	36.3
Changes in operating asset and liability accounts	(341.5)
Other	10.7
$1,300.0
Changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $374.0 million, inventories of $197.2 million, and prepaid expense and other assets of $29.2 million and decreases in accrued expenses and other liabilities of $51.5 million. The uses of cash are offset by sources of cash resulting from increases in trade accounts payable of $132.3 million, and deferred profit of $178.1 million.
Cash Flows from Investing Activities
Net cash used for investing activities during the nine months ended March 26, 2017 was $2,117.7 million, primarily consisting of net purchases of available-for-sale securities of $1,977.7 million, and capital expenditures of $122.6 million.
Cash Flows from Financing Activities
Net cash used for financing activities during the nine months ended March 26, 2017 was $2,092.6 million, primarily consisting of $1.7 billion of cash paid for debt extinguishment, $285.9 million in treasury stock repurchases, $169.8 million of dividends paid, partially offset by $49.1 million of stock issuance and treasury stock reissuances associated with our employee stock-based compensation plans.
Liquidity
Given that the semiconductor equipment industry is highly competitive and has experienced rapid changes in demand historically, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short term investments as of March 26, 2017, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
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
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2016 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 26, 2016. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of March 26, 2017. Actual results may differ materially.

Fixed Income Securities
Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of March 26, 2017 were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 26, 2017	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Time Deposit	$641,357	$641,357	$641,357	$641,357	$641,357	$641,357	$641,357
U.S. Treasury & Agencies	750,568	744,766	737,043	729,296	721,552	713,808	706,066
Municipal Notes and Bonds	259,860	259,499	258,186	256,812	255,436	254,061	252,686
Government-Sponsored Enterprises	103,648	103,567	103,402	103,216	103,028	102,842	102,655
Foreign Government Bonds	66,556	65,716	64,868	64,019	63,171	62,323	61,475
Bank and Corporate Notes	2,599,783	2,581,800	2,562,980	2,544,152	2,525,325	2,506,502	2,487,681
Mortgage Backed Securities - Residential	106,489	105,307	104,081	102,854	101,626	100,397	99,168
Mortgage Backed Securities - Commercial	55,967	55,615	55,262	54,910	54,539	54,169	53,799
Total	$4,584,228	$4,557,627	$4,527,179	$4,496,616	$4,466,034	$4,435,459	$4,404,887
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of March 26, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
While we are not currently a party to any legal proceedings that we believe are material, we are either a defendant or plaintiff in various actions that have arisen from time to time in the normal course of business, including intellectual property claims. We accrue for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. Based on current information, we do not believe that a material loss from known matters is probable and therefore have not recorded an accrual for litigation or other contingencies related to existing legal proceedings.

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
Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations and Earnings Per Share
We have $2.88 billion in aggregate principal amount of senior unsecured notes and convertible note instruments outstanding. Additionally, we have $750 million available to us in revolving credit arrangements, with an option for us to request an increase in the facility of up to an additional $250 million, for a potential total commitment of $1 billion.  We may, in the future, decide to borrow amounts under the revolving credit agreement, or to enter into additional debt arrangements.

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

We Have a Limited Number of Key Customers
Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments, cash flows, collections, and profitability. For the nine months ended March 26, 2017, and the years ended June 26, 2016 and June 28, 2015, three customers collectively accounted for 52%, 45%, and 51% of total revenue, respectively. As a result, the actions of even one customer may subject us to variability in those areas that are difficult to predict. In addition, large customers may be able to negotiate requirements that result in decreased pricing, increased costs and/or lower margins for us; compliance with specific environmental, social and corporate governance standards; and limitations on our ability to share jointly developed technology with others. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results.
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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part I. Results of Operations, accounted for approximately 92%, 92%, and 83% of total revenue in the nine months ended March 26, 2017 and fiscal years 2016 and 2015, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
We are subject to various challenges related to international sales and the management of global operations (as described in Part I. Item 2 of our 2016 Form 10-K) including , but not limited to:

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
Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except share and per share data)
Amount available at June 26, 2016				$316,587
Quarter ended September 25, 2016	20	$90.53	—	229,094
Board-approved increase (November 2016)				1,000,000
Quarter ended December 25, 2016	735	$103.43	619	934,986
December 26, 2016 - January 22, 2017	421	$108.51	418	889,632
January 23, 2017 - February 19, 2017	736	$115.19	393	844,313
February 20, 2017 - March 26, 2017	669	$119.21	412	795,226
Quarter ended March 26, 2017	1,826	$115.12	1,223	$795,226

(1)
During the three and nine months ended March 26, 2017, the Company acquired 604 thousand shares at a total cost of $70.5 million and 740 thousand shares at a total cost of $83.4 million, respectively, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.

On April 19, 2017, we entered into two separate accelerated share repurchase agreements (collectively, the "ASR") with two financial institutions to repurchase a total of $500 million of Common Stock. We took an initial delivery of 2.57 million shares, which represented 70% of the prepayment amount divided by our closing stock price on April 19, 2017. The total number of shares to be ultimately received under the ASR will be based upon the average daily volume weighted average price of our common stock during the repurchase period, less an agreed upon discount. Final settlement of the transactions are expected to be completed no sooner than June 5, 2017 or no later than July 21, 2017. As of April 24 2017, there were $282.1 million of authorized funds remaining under our stock repurchase authorization.

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

Date:	April 24, 2017	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Bylaws, dated February 8, 2017

10.1	Form of Indemnification Agreement

10.2	Chairman’s Agreement with Stephen G. Newberry, dated December 14, 2016

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 13, 2017 (SEC File No. 000-17157)