Form 10-Q
period 2017-09-24
LAM RESEARCH CORP
filed 2017-10-23
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2017
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
As of October 19, 2017, the Registrant had 161,946,248 shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 24, 2017	September 25, 2016
Revenue	$2,478,140	$1,632,419
Cost of goods sold	1,328,797	916,222
Gross margin	1,149,343	716,197
Research and development	275,078	235,240
Selling, general, and administrative	181,043	165,010
Total operating expenses	456,121	400,250
Operating income	693,222	315,947
Other expense, net	(5,502)	(23,154)
Income before income taxes	687,720	292,793
Income tax expense	(97,030)	(28,958)
Net income	$590,690	$263,835
Net income per share:
Basic	$3.64	$1.64
Diluted	$3.21	$1.47
Number of shares used in per share calculations:
Basic	162,141	160,607
Diluted	183,880	180,017
Cash dividend declared per common share	$0.45	$0.30

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	September 24, 2017	September 25, 2016
Net income	$590,690	$263,835
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7,869	4,501
Cash flow hedges:
Net unrealized gains (losses) during the period	3,062	(2,421)
Net losses reclassified into earnings	2,188	11,950
	5,250	9,529
Available-for-sale investments:
Net unrealized losses during the period	(1,727)	(2,723)
Net (gains) losses reclassified into earnings	(123)	903
	(1,850)	(1,820)
Defined benefit plans, net change in unrealized component	(2,356)	123
Other comprehensive income, net of tax	8,913	12,333
Comprehensive income	$599,603	$276,168

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 24, 2017	June 25, 2017
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$2,406,462	$2,377,534
Investments	3,775,925	3,663,628
Accounts receivable, less allowance for doubtful accounts of $5,271 as of September 24, 2017, and $5,103 as of June 25, 2017	1,530,762	1,673,398
Inventories	1,328,297	1,232,916
Prepaid expenses and other current assets	187,334	195,022
Total current assets	9,228,780	9,142,498
Property and equipment, net	745,600	685,595
Restricted cash and investments	256,045	256,205
Goodwill	1,484,030	1,385,673
Intangible assets, net	420,359	410,995
Other assets	263,812	241,799
Total assets	$12,398,626	$12,122,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$471,805	$464,643
Accrued expenses and other current liabilities	1,078,998	969,361
Deferred profit	597,921	607,672
Current portion of convertible notes and capital leases	639,907	908,439
Total current liabilities	2,788,631	2,950,115
Senior notes, convertible notes, and capital leases, less current portion	1,793,477	1,784,974
Income taxes payable	129,611	120,178
Other long-term liabilities	278,733	280,186
Total liabilities	4,990,452	5,135,453
Commitments and contingencies
Temporary equity, convertible notes	136,996	169,861
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares; issued and outstanding, 162,144 shares at September 24, 2017, and 161,723 shares at June 25, 2017	162	162
Additional paid-in capital	5,891,549	5,845,485
Treasury stock, at cost; 107,360 shares at September 24, 2017, and 105,569 shares at June 25, 2017	(5,375,920)	(5,216,187)
Accumulated other comprehensive loss	(52,787)	(61,700)
Retained earnings	6,808,174	6,249,691
Total stockholders’ equity	7,271,178	6,817,451
Total liabilities and stockholders’ equity	$12,398,626	$12,122,765
(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 24, 2017	September 25, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$590,690	$263,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,142	74,562
Deferred income taxes	43,204	7,633
Equity-based compensation expense	41,783	38,595
Amortization of note discounts and issuance costs	4,588	6,830
Other, net	6,569	16,807
Changes in operating assets and liabilities	92,330	64,962
Net cash provided by operating activities	858,306	473,224
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(60,064)	(41,979)
Business acquisition, net of cash acquired	(115,613)	—
Purchases of available-for-sale securities	(1,425,407)	(38,149)
Sales and maturities of available-for-sale securities	1,307,633	469,899
Transfers of restricted cash and investments	160	(5,219)
Other, net	(10,600)	(7,800)
Net cash (used for) provided by investing activities	(303,891)	376,752
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations and payments for debt issuance costs	(301,727)	(371)
Treasury stock purchases	(155,385)	(1,854)
Dividends paid	(72,738)	(48,052)
Reissuance of treasury stock related to employee stock purchase plan	—	19,320
Proceeds from issuance of common stock	1,042	1,459
Other, net	4	(10)
Net cash used for financing activities	(528,804)	(29,508)
Effect of exchange rate changes on cash and cash equivalents	3,317	1,911
Net increase in cash and cash equivalents	28,928	822,379
Cash and cash equivalents at beginning of period	2,377,534	5,039,322
Cash and cash equivalents at end of period	$2,406,462	$5,861,701
Schedule of non-cash transactions:
Accrued payables for stock repurchases	4,350	—
Accrued payables for capital expenditures	34,531	11,631
Dividends payable	73,127	48,397
Transfers of inventory to property and equipment, net	11,852	13,419

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2017
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 25, 2017, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended June 25, 2017 (the “2017 Form 10-K”). The Company’s reports on Form 10-K, Form 10-Q and Form 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts its reports on Form 10-K, Form 10-Q and Form 8-K on its corporate website at http://investor.lamresearch.com. The content on any website referred to in this Form 10-Q is not a part of or incorporated by reference in this Form 10-Q unless expressly noted.
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 24, 2018 and includes 52 weeks. The quarters ended September 24, 2017 (the “September 2017 quarter”) and September 25, 2016 (the “September 2016 quarter”) included 13 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU amends existing guidance to require that deferred income tax assets and liabilities be classified as non-current in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax assets and liabilities into a current amount and a non-current amount in a classified balance sheet. The Company adopted this standard prospectively in the first quarter of fiscal year 2018. The implementation resulted in a net reduction of prepaid expense and other current assets of $49.7 million, accrued expense and other current liabilities of $5.3 million, and other long-term liabilities of $39.4 million; and an increase in other assets of $5.0 million in the Company’s Condensed Consolidated Balance Sheet, and had no impact on cash provided by or used in operations for any period presented.
In March 2016, the FASB released ASU 2016-9, “Compensation – Stock Compensation.” Key changes in the amendment include:

•	entities will be required to recognize all excess tax benefits or deficiencies as an income tax benefit or expense in the income statement, eliminating additional paid in capital (“APIC”) pools;

•	entities will no longer be required to delay recognition of excess tax benefits until they are realized;

•	entities will be required to classify the excess tax benefits as an operating activity in the statement of cash flows;

•	entities will be allowed to elect an accounting policy to either estimate the number of forfeitures, or account for forfeitures as they occur;

•	entities can withhold up to the maximum individual statutory tax rate without classifying the awards as a liability; and

•	the cash paid to satisfy the statutory income tax withholding obligations shall be classified as a financing activity in the statement of cash flows.
The Company adopted this standard in the first quarter of fiscal year 2018. As a result of the adoption, the Company recorded a $40.9 million cumulative-effect adjustment to retained earnings for the recognition of previously unrecognized excess tax benefits for all years prior to the adoption. As required by the standard update, the amendment was applied prospectively to recognize excess tax benefits or deficiencies in the income statement in the period of occurrence. Additionally, the Company has elected to apply the change in cash flow classification on a prospective basis. The Company has elected to continue to estimate the number of forfeitures expected to occur to determine the amount of compensation cost to be recognized each period. The Company has elected to adopt the effects of the standard update with regard to the income tax withholdings obligations on a prospective basis, such withholdings in the period ended September 24, 2017 were not material.
Updates Not Yet Effective
In May 2014, the FASB released Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers,” to supersede nearly all existing revenue recognition guidance under GAAP. The FASB issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation.
The Company is required to adopt these standards starting in the first quarter of fiscal year 2019 using either of two methods: (1) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (2) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. The Company has not yet selected a transition method. The Company is continuing its evaluation of the impact that the new standard will have on its Condensed Consolidated Financial Statements and disclosures, business processes, systems, and controls. While the Company’s evaluation of the impact of the standard on its financial statements with respect to its spare parts and service revenue has not been completed, the Company believes that the timing of revenue recognition for certain of its systems will generally be earlier than under existing revenue recognition guidance. The Company continues to evaluate the impact to its revenues related to its pending adoption of these standards and its preliminary assessments are subject to change.
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
In June 2016, the FASB released ASU 2016-13, “Financial Instruments – Credit Losses.” The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including but not limited to, available for sale debt securities and accounts receivable. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
In August 2016, the FASB released ASU 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” The amendment provides and clarifies guidance on the classification of certain cash receipts and cash payments in the statement of cash flows to eliminate diversity in practice. The Company is required to adopt the standard update in the first quarter of fiscal year 2019, with a retrospective transition method required. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
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
In August 2017, the FASB released ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The new guidance is intended to: (1) more closely align hedge accounting with an entity’s risk management strategies, (2) simplify the application of hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness, and (3) increase transparency around the scope and results of hedging programs. The Company is required to adopt the standard in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
NOTE 3 — EQUITY-BASED COMPENSATION PLANS
The Lam Research Corporation 2015 Stock Incentive Plan, as amended (the “2015 Plan”), provides for the grant of non-qualified equity-based awards of the Company’s Common Stock to eligible employees and non-employee directors, including stock options, restricted stock units (“RSUs”), and market-based performance RSUs (“market-based PRSUs”). An option is a right to purchase Common Stock at a set price. An RSU award is an agreement to issue a set number of shares of Common Stock at the time of vesting. The Company’s market-based PRSUs contain both a market condition and a service condition. The Company’s options, RSU, and market-based PRSU awards typically vest over a period of three years. The Company also has an employee stock purchase plan that allows employees to purchase its Common Stock at a discount through payroll deductions.
The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 24, 2017	September 25, 2016
	(in thousands)
Equity-based compensation expense	$41,783	$38,595
Income tax benefit recognized related to equity-based compensation expense	$13,387	$10,905
The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis. In the first quarter of fiscal year 2018, the Company adopted ASU 2016-9, “Compensation – Stock Compensation,” as discussed further in Note 2.

NOTE 4 — OTHER EXPENSE, NET
The significant components of other expense, net, are as follows:

	Three Months Ended
	September 24, 2017	September 25, 2016
	(in thousands)
Interest income	$20,209	$12,763
Interest expense	(23,905)	(41,429)
Gains on deferred compensation plan related assets, net	3,453	6,172
Foreign exchange (losses) gains, net	(3,000)	1,219
Other, net	(2,259)	(1,879)
	$(5,502)	$(23,154)
Interest income in the three months ended September 24, 2017, increased compared to the three months ended September 25, 2016, due to longer portfolio duration and higher yield. Interest expense decreased in the September 2017 quarter, compared to the September 2016 quarter, due to the termination of the Term Loan Agreement and mandatory redemption of the Senior Notes due 2023 and 2026 during the December 2016 quarter.
NOTE 5 — INCOME TAX EXPENSE
The Company recorded an income tax expense of $97.0 million for the three months ended September 24, 2017, which yielded an effective tax rate of approximately 14.1%.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three months months ended September 24, 2017, is primarily due to income in lower tax jurisdictions.
The Company is in various stages of examination in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its unrecognized tax benefits as a result of tax examinations or lapses of statute of limitation. The estimated reduction in unrecognized tax benefits may range from $15 million to $50 million.
NOTE 6 — NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, restricted stock units, convertible notes, and warrants. Dilutive shares outstanding include the effect of the convertible notes. Refer to Note 11 for additional information regarding the Company’s convertible notes. The following table reconciles the numerators and denominators of the basic and diluted computations for net income per share.

	Three Months Ended
	September 24, 2017	September 25, 2016
	(in thousands, except per share data)
Numerator:
Net income	$590,690	$263,835
Denominator:
Basic average shares outstanding	162,141	160,607
Effect of potential dilutive securities:
Employee stock plans	2,514	2,142
Convertible notes	15,151	15,220
Warrants	4,074	2,048
Diluted average shares outstanding	183,880	180,017
Net income per share - basic	$3.64	$1.64
Net income per share - diluted	$3.21	$1.47

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended
	September 24, 2017	September 25, 2016
	(in thousands)
Number of options and RSUs excluded	7	196
Diluted shares outstanding do not include any effect resulting from note hedges associated with the Company’s 2018 Notes as their impact would have been anti-dilutive.
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
The Company’s primary financial instruments include its cash, cash equivalents, investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and foreign currency related derivative instruments. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of capital lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information regarding the fair value of the Company’s Senior Notes and Convertible Notes.

The following table sets forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of September 24, 2017, and June 25, 2017:

	September 24, 2017
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$543,990	$—	$—	$543,990	$537,972	$—	$6,018	$—
Level 1:
Time deposit	693,205	—	—	693,205	443,178	—	250,027	—
Money market funds	1,395,032	—	—	1,395,032	1,395,032	—	—	—
U.S. Treasury and agencies	821,441	265	(2,569)	819,137	15,648	803,489	—	—
Mutual funds	53,131	3,125	(70)	56,186	—	—	—	56,186
Level 1 Total	2,962,809	3,390	(2,639)	2,963,560	1,853,858	803,489	250,027	56,186
Level 2:
Municipal notes and bonds	165,029	322	(21)	165,330	—	165,330	—	—
U.S. Treasury and agencies	12,798	—	(102)	12,696	—	12,696	—	—
Government-sponsored enterprises	55,845	—	(322)	55,523	—	55,523	—	—
Foreign government bonds	67,040	90	(128)	67,002	—	67,002	—	—
Corporate notes and bonds	2,532,374	4,020	(2,376)	2,534,018	14,632	2,519,386	—	—
Mortgage backed securities — residential	46,614	63	(116)	46,561	—	46,561	—	—
Mortgage backed securities — commercial	106,173	40	(275)	105,938	—	105,938	—	—
Level 2 Total	2,985,873	4,535	(3,340)	2,987,068	14,632	2,972,436	—	—
Total	$6,492,672	$7,925	$(5,979)	$6,494,618	$2,406,462	$3,775,925	$256,045	$56,186

	June 25, 2017
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$551,308	$—	$—	$551,308	$545,130	$—	$6,178	$—
Level 1:
Time deposit	640,666	—	—	640,666	390,639	—	250,027	—
Money market funds	1,423,417	—	—	1,423,417	1,423,417	—	—	—
U.S. Treasury and agencies	783,848	684	(2,111)	782,421	8,297	774,124	—	—
Mutual funds	53,247	3,007	—	56,254	—	—	—	56,254
Level 1 Total	2,901,178	3,691	(2,111)	2,902,758	1,822,353	774,124	250,027	56,254
Level 2:
Municipal notes and bonds	194,575	308	(7)	194,876	—	194,876	—	—
U.S. Treasury and agencies	12,795	—	(167)	12,628	—	12,628	—	—
Government-sponsored enterprises	24,502	—	(6)	24,496	—	24,496	—	—
Foreign government bonds	62,917	219	(114)	63,022	—	63,022	—	—
Corporate notes and bonds	2,433,622	4,654	(1,840)	2,436,436	10,051	2,426,385	—	—
Mortgage backed securities — residential	102,760	87	(489)	102,358	—	102,358	—	—
Mortgage backed securities — commercial	65,828	9	(98)	65,739	—	65,739	—	—
Level 2 Total	2,896,999	5,277	(2,721)	2,899,555	10,051	2,889,504	—	—
Total	$6,349,485	$8,968	$(4,832)	$6,353,621	$2,377,534	$3,663,628	$256,205	$56,254
The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three months ended September 24, 2017 or September 25, 2016. Additionally, gross realized gains/(losses) from sales of investments were approximately $0.8 million and $(1.0) million, respectively, in the three months ended September 24, 2017, and $2.6 million and $(0.2) million, respectively, in the three months ended September 25, 2016.
The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	September 24, 2017
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
U.S. Treasury and agencies	$660,429	$(2,671)	$—	$—	$660,429	$(2,671)
Municipal notes and bonds	18,653	(21)	—	—	18,653	(21)
Mutual funds	3,122	(70)	—	—	3,122	(70)
Government-sponsored enterprises	55,297	(322)	—	—	55,297	(322)
Foreign government bonds	33,729	(128)	—	—	33,729	(128)
Corporate notes and bonds	1,282,655	(2,376)	—	—	1,282,655	(2,376)
Mortgage backed securities — residential	30,210	(93)	2,006	(23)	32,216	(116)
Mortgage backed securities — commercial	98,303	(261)	2,634	(14)	100,937	(275)
	$2,182,398	$(5,942)	$4,640	$(37)	$2,187,038	$(5,979)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities are as follows as of September 24, 2017:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$2,764,552	$2,764,415
Due after one year through five years	2,987,295	2,986,525
Due in more than five years	143,704	143,502
	$5,895,551	$5,894,442
The Company has the ability, if necessary, to liquidate its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than twelve months from the date of purchase nonetheless are classified as short-term on the accompanying Condensed Consolidated Balance Sheets.
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

Cash Flow Hedges
The Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations on non-U.S. dollar transactions or cash flows, primarily from Japanese yen-denominated revenues and euro- denominated and Korean won-denominated expenses. The Company’s policy is to mitigate the foreign exchange risk arising from the fluctuations in the value of these non-U.S. dollar denominated transactions or cash flows through a foreign currency cash flow hedging program, using forward contracts and foreign currency options that generally expire within 12 months and no later than 24 months. These hedge contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue/expense in the same period the hedged items are recognized.
In addition, the Company has entered into interest rate swap agreements to hedge against the variability of cash flows due to changes in certain benchmark interest rates on fixed rate debt. These instruments are designated as cash flow hedges at inception and are settled in conjunction with the issuance of debt. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive (loss) and is amortized into income as the hedged item impacts earnings.
At inception and at each quarter-end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue or expense in the current period. The change in time value related to these contracts was not material for all reported periods. Changes in the fair value of foreign exchange options due to changes in time value are included in the assessment of effectiveness. To qualify for hedge accounting, the hedge relationship must meet criteria relating to both the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the three months ended September 24, 2017 or September 25, 2016 associated with ineffectiveness or forecasted transactions that failed to occur.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value associated with the forward contracts and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of September 24, 2017, the Company had gains of $6.3 million accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges which it expects to reclassify from other comprehensive income into earnings over the next 12 months. Additionally, the Company had a net loss of $1.9 million accumulated in other comprehensive income, net of tax, related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 7.5 years.
Fair Value Hedges
The Company has interest rate contracts whereby the Company receives fixed rates and pays variable rates based on certain benchmark interest rates, resulting in a net increase or decrease to interest expense, a component of other expense, net in our Condensed Consolidated Statement of Operations. These interest rate contracts are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. The Company concluded that these interest rate contracts meet the criteria necessary to qualify for the short-cut method of hedge accounting, and as such an assumption is made that the change in the fair value of the hedged debt, due to changes in the benchmark rate, exactly offsets the change in the fair value of the interest rate swap. Therefore, the derivative is considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized.
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

As of September 24, 2017, the Company had the following outstanding foreign currency contracts that were entered into under its cash flow and balance sheet hedge programs:

	Notional Value
	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign currency forward contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$393,345	$—	$282,311
Euro	31,917	—	31,246	—
Korean won	13,536	—	—	84,122
Taiwan dollar	—	—	12,658	—
Swiss franc	—	—	9,375	—
Chinese renminbi	—	—	7,137
Singapore dollar	—	—	4,469	—
	$45,453	$393,345	$64,885	$366,433
Foreign currency option contracts
	Buy Put	Sell Put	Buy Put(1)	Sell Put
Japanese yen	$36,036	$—	$8,929	$8,929
(1) Contracts were entered into and designated as cash flow hedges under ASC 815 at contract inception as part of the Company’s cash flow hedge program. The contracts were subsequently de-designated; changes in fair market value subsequent to de-designation effect current earnings.

The fair value of derivative instruments in the Company’s Condensed Consolidated Balance Sheets as of September 24, 2017, and June 25, 2017 were as follows:

	September 24, 2017				June 25, 2017
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$9,598	Accrued expenses and other current liabilities	$368	Prepaid expense and other assets	$8,061	Accrued expenses and other current liabilities	$2,916
Interest rate contracts, short-term	Prepaid expense and other assets	316					Accrued expenses and other current liabilities	2,833
Interest rate contracts, long-term			Other long-term liabilities	13,077			Other long-term liabilities	7,269
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	109	Accrued expenses and other current liabilities	461	Prepaid expense and other assets	213	Accrued expenses and other current liabilities	342
Total Derivatives		$10,023		$13,906		$8,274		$13,360
Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of September 24, 2017, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be an offset to assets and liabilities by $5.1 million, resulting in a net derivative asset of $4.9 million and net derivative liability of $8.8 million. As of June 25, 2017, the potential effect of rights of offset associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $5.9 million, resulting in a net derivative asset of $2.3 million and a net derivative liability of $7.4 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

		Three Months Ended September 24, 2017			Three Months Ended September 25, 2016
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in or Reclassified into Income	(Loss) Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	(Loss) Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
		(in thousands)
Foreign Exchange Contracts	Revenue	$(9)	$(3,806)	$2,547	$(2,913)	$(13,605)	$705
Foreign Exchange Contracts	Cost of goods sold	2,443	824	(208)	235	173	(67)
Foreign Exchange Contracts	Selling, general, and administrative	1,356	714	(117)	(24)	(9)	(21)
Foreign Exchange Contracts	Other expense, net	—	—	(17)	—	—	—
Interest Rate Contracts	Other expense, net	—	(31)	—	—	9	—
		$3,790	$(2,299)	$2,205	$(2,702)	$(13,432)	$617
The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended
		September 24, 2017	September 25, 2016
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Gain Recognized in Income	Loss Recognized in Income
		(in thousands)
Foreign Exchange Contracts	Other income	$2,672	$(383)
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

Credit risk evaluations, including trade references, bank references, and Dun & Bradstreet ratings, are performed on all new customers and the Company monitors its customers’ financial condition and payment performance. In general, the Company does not require collateral on sales.
NOTE 8 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to Japanese customers, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	September 24, 2017	June 25, 2017
	(in thousands)
Raw materials	$721,352	$625,600
Work-in-process	200,271	213,066
Finished goods	406,674	394,250
	$1,328,297	$1,232,916
NOTE 9 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.5 billion and $1.4 billion as of September 24, 2017, and June 25, 2017, respectively. As of September 24, 2017, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Intangible Assets
The following table provides the Company’s intangible assets:

	September 24, 2017			June 25, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$630,257	$(383,131)	$247,126	$615,164	$(366,439)	$248,725
Existing technology	669,603	(508,983)	160,620	643,196	(487,056)	156,140
Patents	36,553	(31,872)	4,681	36,553	(31,238)	5,315
Other intangible assets	43,814	(35,882)	7,932	36,514	(35,699)	815
Total intangible assets	$1,380,227	$(959,868)	$420,359	$1,331,427	$(920,432)	$410,995
The Company recognized $39.3 million and $38.7 million in intangible asset amortization expense during the three months ended September 24, 2017, and September 25, 2016, respectively. Refer to Note 15 - Business Combinations for additional information regarding intangible assets acquired during the three months ended September 24, 2017.
The estimated future amortization expense of intangible assets, excluding those with indefinite lives, as of September 24, 2017, was as follows:

Fiscal Year	Amount
(in thousands)
2018 (remaining 9 months)	$121,147
2019	123,429
2020	58,296
2021	55,611
2022	51,801
Thereafter	10,075
$420,359

NOTE 10 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 24, 2017	June 25, 2017
	(in thousands)
Accrued compensation	$510,583	$447,363
Warranty reserves	168,337	161,981
Income and other taxes payable	145,022	95,127
Dividend payable	73,127	72,738
Other	181,929	192,152
	$1,078,998	$969,361

NOTE 11 — LONG-TERM DEBT AND OTHER BORROWINGS
As of September 24, 2017, and June 25, 2017, the Company’s outstanding debt consisted of the following:

	September 24, 2017			June 25, 2017
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 1.25% Convertible Notes Due May 15, 2018 ("2018 Notes")	$238,367	(1)	5.27%	$447,436	(2)	5.27%
Fixed-rate 2.75% Senior Notes Due March 15, 2020 ("2020 Notes")	500,000		2.88%	500,000		2.88%
Fixed-rate 2.80% Senior Notes Due June 15, 2021 ("2021 Notes")	800,000		2.95%	800,000		2.95%
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%	500,000		3.87%
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 ("2041 Notes")	538,468	(1)	4.28%	631,074	(2)	4.28%
Total debt outstanding, at par	2,576,835			2,878,510
Unamortized discount	(145,241)			(178,589)
Fair value adjustment - interest rate contracts	(12,761)			(10,102)
Unamortized bond issuance costs	(2,798)			(3,161)
Total debt outstanding, at carrying value	$2,416,035			$2,686,658
Reported as:
Current portion of long-term debt	$639,252	(3)		$907,827	(3)
Long-term debt	1,776,783			1,778,831
Total debt outstanding, at carrying value	$2,416,035			$2,686,658
____________________________
(1) As of September 24, 2017, these notes were convertible at the option of the bondholder, as a result of the condition described in (3) below. Upon closure of the conversion period, the 2041 Notes not converted will be reclassified back into noncurrent liabilities and the temporary equity will be reclassified into permanent equity.
(2) As of June 25, 2017, these notes were convertible at the option of the bond holder, as a result of the condition described in (3) below.
(3) As of the report date, the market value of the Company’s Common Stock was greater than 130% of the convertible notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end. As a result, the 2041 Notes were classified in current liabilities and a portion of the equity component, associated with the convertible notes representing the unamortized discount, was classified in temporary equity on the Company’s Consolidated Balance Sheets.
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
Under certain circumstances, the Convertible Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the table below. The principal value of Convertible Note conversions in the three months ended September 24, 2017, was approximately $301.7 million.
Selected additional information regarding the Convertible Notes outstanding as of September 24, 2017, and June 25, 2017, is as follows:

	September 24, 2017		June 25, 2017
	2018 Notes	2041 Notes	2018 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$92,388	$157,210	$89,604	$156,374
Carrying amount of temporary equity component, net of tax	$5,816	$131,180	$15,186	$154,675
Remaining amortization period (years)	0.6	23.6	0.8	23.8
Fair Value of Notes (Level 2)	$697,829	$2,805,294
Conversion rate (shares of common stock per $1,000 principal amount of notes)	16.6142	29.8160
Conversion price (per share of common stock)	$60.19	$33.54
If-converted value in excess of par value	$461,533	$2,298,926
Estimated share dilution using average quarterly stock price $159.71 per share	2,468	12,683
Convertible Note Hedges and Warrants
Concurrent with the issuance of the 2018 Notes the Company purchased a convertible note hedge and sold warrants. The warrants settlement is contractually defined as net share settlement. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock. As of September 24, 2017, the warrants associated with the 2018 Notes had not been exercised and remained outstanding.
In conjunction with the convertible note hedge, counterparties agreed to sell to the Company shares of Common Stock equal to the number of shares issuable upon conversion of the 2018 Notes in full. The convertible note hedge transactions will be settled in net shares and will terminate upon the earlier of the maturity date or the first day none of the respective notes remain outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2018 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2018 Notes. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock. During the period ended September 24, 2017 the note hedge was partially settled, resulting in the receipt of approximately 2,092,000 shares.

The following table presents the details of the warrants and convertible note hedge arrangements as of September 24, 2017:

2018 Notes
(shares in thousands)
Warrants:
Underlying shares	7,476
Estimated share dilution using average quarterly stock price $159.71 per share	4,074
Exercise price	$72.69
Expiration date range	August 15 - October 24, 2018
Convertible Note Hedge:
Number of shares available from counterparties	3,960
Exercise price	$60.19
Senior Notes
On March 12, 2015, the Company completed a public offering of $500 million aggregate principal amount of the Company’s Senior Notes due March, 2020 (the “2020 Notes”) and $500 million aggregate principal amount of the Company’s Senior Notes due March, 2025 (the “2025 Notes”, together with the 2020 Notes, the “Senior Notes”). The Company pays interest at an annual rate of 2.75% and 3.80%, on the 2020 Notes and 2025 Notes, respectively, on a semi-annual basis on March 15 and September 15 of each year. During the year ended June 26, 2016, the Company entered into a series of interest rate contracts hedging the fair value of a portion of the 2025 Notes par value, whereby the Company receives a fixed rate and pays a variable rate based on a certain benchmark interest rate. Refer to Note 7 for additional information regarding these interest rate contracts.
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
On June 7, 2016, The Company completed a public offering of $800 million aggregate principal amount of Senior Notes due June 2021 (the “2021 Notes”, together with the 2020 and 2025 Notes, the “Senior Notes”). The Company pays interest at an annual rate of 2.80% on the 2021 Notes on a semi-annual basis on June 15 and December 15 of each year.
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
Selected additional information regarding the Senior Notes outstanding as of September 24, 2017, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2020 Notes	2.5	$507,915
2021 Notes	3.7	$810,384
2025 Notes	7.5	$518,625

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Convertible Notes, the Senior Notes, the term loan agreement and the revolving credit facility during the three months ended September 24, 2017, and September 25, 2016.

	Three Months Ended
	September 24, 2017	September 25, 2016
	(in thousands)
Contractual interest coupon	$17,956	$34,712
Amortization of interest discount	4,104	5,914
Amortization of issuance costs	485	918
Effect of interest rate contracts, net	(349)	(1,058)
Total interest cost recognized	$22,196	$40,486
Revolving Credit Facility
On November 10, 2015, the Company entered into an Amendment and Restatement Agreement (as amended on April 26, 2016, by Amendment No. 1 to the Amended and Restated Credit Agreement, and as further amended, restated, supplemented or otherwise modified from time to time, the “Amended and Restated Credit Agreement”), which amends and restates the Company’s prior unsecured Credit Agreement, dated March 12, 2014 (as amended by Amendment No. 1, dated March 5, 2015). The Amended and Restated Credit Agreement provides for an increase to our revolving unsecured credit facility, from $300.0 million to $750.0 million with a syndicate of lenders. It includes an expansion option, subject to certain requirements, for us to request an increase in the facility of up to an additional $250.0 million, for a potential total commitment of $1.0 billion. Proceeds from the credit facility can be used for general corporate purposes. The facility matures on November 10, 2020.
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (2) LIBOR multiplied by the statutory rate, plus a spread of 0.9% to 1.5% in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants and events of default that are substantially similar to those in the Amended and Restated Term Loan Agreement. As of September 24, 2017, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
On October 13, 2017, the Company entered into Amendment No. 2 to Amended and Restated Credit Agreement (the “2nd Amendment”), among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amends the Company’s Credit Agreement (as amended by the 2nd Amendment, the “Amended Credit Agreement”).
Among other things, the Amended Credit Agreement provides for a $500 million increase to the Company’s revolving credit facility, from $750 million under the Credit Agreement to $1.25 billion under the Amended Credit Agreement. The Amended Credit Agreement also modifies the date of maturity of the revolving credit facility from November 10, 2020 to October 13, 2022. The Amended Credit Agreement provides for an expansion option that will allow the Company, subject to certain requirements, to request an increase in the facility of up to an additional $600 million, for a potential total commitment of $1.85 billion. Other than as disclosed in this paragraph, the material terms of the Amended Credit Agreement are substantially the same as the Credit Agreement.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Operating Leases and Related Guarantees
The Company leases the majority of its administrative, research and development (“R&D”) and manufacturing facilities, regional sales/service offices, and certain equipment under non-cancelable operating leases. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation.

The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “Operating Leases”). The Company was required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of September 24, 2017.
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
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that are intended to limit its exposure to such indemnifications. As of September 24, 2017, the Company had not recorded any liability in connection with these indemnifications, as it does not believe that it is probable that any amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of September 24, 2017, the maximum potential amount of future payments that it could be required to make under these arrangements and letters of credit was $20.6 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 24, 2017	September 25, 2016
	(in thousands)
Balance at beginning of period	$161,981	$100,321
Warranties issued during the period	48,790	34,855
Settlements made during the period	(44,053)	(32,228)
Changes in liability for pre-existing warranties	1,619	278
Balance at end of period	$168,337	$103,226
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
NOTE 13 — STOCK REPURCHASE PROGRAM
In November 2016, the Board of Directors authorized the repurchase of up to $1.0 billion of Common Stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases are funded using the Company’s on-

shore cash and on-shore cash generation. This repurchase program has no termination date and may be suspended or discontinued at any time.
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share (1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 25, 2017				$282,141
Quarter ended September 24, 2017	1,779	$157,938	$158.40	$124,203
(1) Average price paid per share excludes effect of accelerated share repurchases; see additional disclosure below regarding our accelerated share repurchase activity during the fiscal year.
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three months ended September 24, 2017, the Company acquired 11 thousand shares at a total cost of $1.8 million which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
On April 19, 2017, the Company entered into two separate accelerated share repurchase agreements (collectively, the “ASR”) with two financial institutions to repurchase a total of $500 million of Common Stock. The Company took an initial delivery of approximately 2,570,000 shares, which represented 70% of the prepayment amount divided by the Company’s closing stock price on April 19, 2017. The total number of shares to be received under the ASR was based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Following the fiscal year end, the counterparties designated June 30, 2017 as the termination date, at which time the Company settled the ASR. Approximately 780,000 shares were received at final settlement, which resulted in a weighted-average share price of approximately $149.16 for the transaction period.
NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive income (loss) (“AOCI”), net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated Foreign Currency Translation Adjustment		Accumulated Unrealized Holding Gain (Loss) on Cash flow hedges		Accumulated Unrealized Holding Gain (Loss) on Available-For-Sale Investments		Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance as of June 25, 2017	$(42,371)		$(811)		$1,106		$(19,624)	$(61,700)
Other comprehensive income (loss) before reclassifications	7,886		3,062		(1,727)		(2,356)	6,865
Losses (income) reclassified from accumulated other comprehensive income (loss) to net income	(17)	(1)	2,188	(2)	(123)	(1)	—	2,048
Net current-period other comprehensive income (loss)	$7,869		$5,250		$(1,850)		$(2,356)	$8,913
Balance as of September 24, 2017	$(34,502)		$4,439		$(744)		$(21,980)	$(52,787)

(1)	Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in other expense, net.

(2)
Amount of after tax gain reclassified from AOCI into net income located in revenue: $3,383 loss; cost of goods sold: $678 gain; selling, general, and administrative expenses: $537 gain; and other income and expense: $20 loss.

NOTE 15 – BUSINESS COMBINATIONS
On August 28, 2017, the Company completed the acquisition of the outstanding shares of Coventor, Inc. (“Coventor”), a privately-held company that is a provider of simulation and modeling solutions for semiconductor process technology, micro-electromechanical systems (MEMS), and the Internet of Things, for a total purchase consideration of $137.6 million.
The following table represents the preliminary purchase price allocation and summarizes the aggregate estimated fair value of the net assets acquired on the closing date of the acquisition:

Preliminary Purchase Price Allocation
(In thousands)
Intangible assets	$48,500
Assets acquired (including cash of $8.7 million)	12,796
Goodwill	97,832
Liabilities assumed	(21,517)
Fair value of net assets acquired	$137,611

The preliminary fair values of net tangible and intangible assets acquired were based on preliminary valuations, and management’s estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary area that remains open relates to the fair value of intangible assets, certain tangible assets and liabilities assumed and income taxes. The Company expects to continue to obtain information to assist us in determining the fair value of the net assets acquired during the measurement period.
The operating results of the acquired entity, from the date of acquisition, have been included in the Company’s Condensed Consolidated Financial Statements for the three months ended September 24, 2017. Goodwill represents the excess of the purchase price over the net tangible and identifiable intangible assets acquired. None of the goodwill recognized is deductible for income tax purposes.
The identified intangible assets assumed in the acquisition of Coventor were recognized as follows based upon their fair values as of August 28, 2017:

	Fair Value	Weighted-Average Estimated Useful Life
	(In thousands)	(In years)
Existing technology	$26,200	6.0
Customer relationships	15,000	6.0
Trade names and other intangible assets	7,300	6.4
Total identified intangible assets	$48,500	6.0
Acquired existing technology represents the fair value of products that have reached technological feasibility and are a part of Coventor’s product offerings and customer relationships represent the fair values of the underlying relationships and agreements with Coventor’s customers.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “anticipate,” “expect,” “plan,” “aim,” “may,” “should,” “could,” “would,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, research and development expenditures, international sales, revenue and operating expenses generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans on demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, increases in our customers’ proportion of capital expenditure (with respect to certain technology inflections); hedging transactions; our ability to defend our market share and to gain new market share; our ability to obtain and qualify alternative sources of supply; factors that affect our tax rates; anticipated growth in the industry and the total market for wafer fabrication equipment and our growth relative to such growth; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; the role of component suppliers in our business; our leadership and competency, and their ability to facilitate innovation; our ability to continue to, including the underlying factors that, create sustainable differentiation; the resources invested to comply with evolving standards and the impact of such efforts; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities, and the adequacy of our accruals relating to them); our access to capital markets; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 25, 2017 (our “2017 Form 10-K”), and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three months ended September 24, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2017 Form 10-K.
EXECUTIVE SUMMARY
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

Our customer base includes leading semiconductor memory, foundry, and integrated device manufacturers that make products such as non-volatile memory (“NVM”), DRAM memory, and logic devices. We aim to increase our strategic relevance with our customers by contributing more to their continued success. Our core technical competency is integrating hardware, process, materials, software, and process control enabling results on the wafer.
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
Demand from cloud computing, Internet of Things, and other markets is driving the need for increasingly powerful and cost-efficient semiconductors. At the same time, there are growing technical challenges with traditional two-dimensional scaling. These trends are driving significant inflections in semiconductor manufacturing, such as the increasing importance of vertical scaling strategies like 3D architectures as well as multiple patterning to enable shrinks.
We believe we are in a strong position with our leadership and competency in deposition, etch, and single-wafer clean to facilitate some of the most significant innovations in semiconductor device manufacturing. Several factors create opportunity for sustainable differentiation for us: our focus on research and development, with a breadth of programs across sustaining engineering, product and process development, and concept and feasibility; our ability to effectively leverage cycles of learning from our broad installed base; and our collaborative focus with ecosystem partners.
During the most recent quarter, demand for our products remained stable with increased investments from our logic customers and continued investments from our memory customers. Technology inflections in our industry, including NVM, multiple patterning, FinFET and advanced packaging have led to an increase in the served addressable market for our products in deposition, etch, single-wafer clean, and customer service business. We believe that demand for our products and services should increase faster than overall spending on wafer fabrication equipment, as the proportion of customers’ capital expenditures rises in these technology inflection areas and we continue to gain market share.
We acquired the outstanding shares of Coventor, Inc., a privately-held company, on August 28, 2017, as further discussed in Note 15 of our Condensed Consolidated Financial Statements. The results of the acquired business are included in our Condensed Consolidated Financial Statements.
The following summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	September 24, 2017	June 25, 2017	September 25, 2016
	(in thousands, except per share data and percentages)
Revenue	$2,478,140	$2,344,907	$1,632,419
Gross margin	$1,149,343	$1,068,961	$716,197
Gross margin as a percent of total revenue	46.4%	45.6%	43.9%
Total operating expenses	$456,121	$461,022	$400,250
Net income	$590,690	$526,424	$263,835
Diluted net income per share	$3.21	$2.82	$1.47
In the September 2017 quarter, revenue increased compared to the June 2017 quarter as modest shipment declines were offset by timing of revenue recognition. Gross margin as a percentage of revenue in the September 2017 quarter increased as compared to the June 2017 quarter primarily due to favorable customer and product mix. Operating expenses in the September 2017 quarter decreased compared to the June 2017 quarter mainly due to lower spend associated with business process reengineering partially offset by acquisition-related costs.
Our cash and cash equivalents, investments, and restricted cash and investments balances increased slightly to $6.4 billion as of September 24, 2017, in comparison to the same balance as of June 25, 2017. Cash generated by operations was approximately $858 million during the September 2017 quarter. We used cash during the September 2017 quarter for approximately $302 million of principal payments on debt, primarily related to our convertible notes, $155 million of share repurchases, including net share settlement on employee stock-based compensation, $116 million for business acquisitions, $73 million of dividends paid to our stockholders, and $60 million of capital expenditures. Employee headcount as of September 24, 2017, was approximately 9,800.

RESULTS OF OPERATIONS
Shipments

	Three Months Ended
	September 24, 2017	June 25, 2017	September 25, 2016
Shipments (in millions)	$2,382	$2,543	$1,708
Korea	38%	36%	28%
Japan	19%	21%	11%
Taiwan	15%	14%	26%
China	10%	16%	11%
United States	8%	8%	8%
Southeast Asia	5%	2%	11%
Europe	5%	3%	5%
Shipments for the September 2017 quarter decreased 6% from the June 2017 and increased 39% from the September 2016 quarter levels, reflecting timing of customer demand for semiconductor equipment. The increase in the September 2017 quarter from the September 2016 quarter was mainly driven by investments from our memory and logic customers.
The percentages of system shipments to each of the markets we serve were as follows for the periods presented:

	Three Months Ended
	September 24, 2017	June 25, 2017	September 25, 2016
Memory	66%	73%	56%
Foundry	21%	22%	36%
Logic/integrated device manufacturing	13%	5%	8%
Revenue

	Three Months Ended
	September 24, 2017	June 25, 2017	September 25, 2016
Revenue (in millions)	$2,478	$2,345	$1,632
Korea	38%	38%	23%
Japan	20%	17%	15%
Taiwan	14%	16%	26%
China	14%	16%	14%
United States	6%	9%	7%
Southeast Asia	5%	1%	12%
Europe	3%	3%	3%
Revenue for the September 2017 quarter increased 6% from the June 2017 quarter and increased 52% compared to the September 2016 quarter, as modest shipment declines were offset by timing of revenue recognition. Our deferred revenue balance decreased to $938 million as of September 24, 2017, compared to $966 million as of June 25, 2017, as a result of timing of shipments and revenue recognition. Our deferred revenue balance does not include system shipments to Japanese customers, for which title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The estimated future revenue value from shipments to Japanese customers was approximately $344 million as of September 24, 2017, and $397 million as of June 25, 2017.

Gross Margin

	Three Months Ended
	September 24, 2017	June 25, 2017	September 25, 2016
	(in thousands, except percentages)
Gross margin	$1,149,343	$1,068,961	$716,197
Percent of total revenue	46.4%	45.6%	43.9%
Gross margin as a percentage of revenue in the September 2017 quarter increased compared to the June 2017 and the September 2016 quarter primarily due to favorable changes in customer and product mix.
Research and Development

	Three Months Ended
	September 24, 2017	June 25, 2017	September 25, 2016
	(in thousands, except percentages)
Research & development (“R&D”)	$275,078	$285,712	$235,240
Percent of total revenue	11.1%	12.2%	14.4%
We continued to make significant R&D investments focused on leading-edge deposition, plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The spending in the September 2017 quarter decreased compared to the June 2017 quarter mainly due to decreases of $8 million in supplies, $5 million in variable compensation offset by immaterial other expense increases. The increase in R&D expenses during the September 2017 quarter compared to the same period in the prior year was mainly due to increases of $24 million in employee compensation from higher headcount, $12 million in supplies, $2 million in depreciation and amortization, and $2 million of employee-related costs, offset by a $3 million decrease in costs associated with a campus consolidation realized in September 2016.
Selling, General, and Administrative

	Three Months Ended
	September 24, 2017	June 25, 2017	September 25, 2016
	(in thousands, except percentages)
Selling, general, and administrative	$181,043	$175,310	$165,010
Percent of total revenue	7.3%	7.5%	10.1%
The increase in selling, general, and administrative (“SG&A”) expenses during the September 2017 quarter compared to the June 2017 quarter was primarily due to increases of $3 million in facilities cost, $2 million increase in depreciation and amortization, $2 million increases in outside services, $1 million increase in Coventor acquisition-related costs offset by a $4 million reduction in business process reengineering costs. The increase in SG&A expenses during the September 2017 quarter compared to the same period in the prior year was primarily due to increases of $8 million in employee compensation from higher headcount, and $5 million outside services.

Other Expense, Net
Other expense, net consisted of the following:

	Three Months Ended
	September 24, 2017	June 25, 2017	September 25, 2016
	(in thousands)
Interest income	$20,209	$17,805	$12,763
Interest expense	(23,905)	(24,912)	(41,429)
Gains on deferred compensation plan related assets, net	3,453	5,749	6,172
Foreign exchange (losses) gains, net	(3,000)	(3,479)	1,219
Other, net	(2,259)	393	(1,879)
	$(5,502)	$(4,444)	$(23,154)
Interest income increased in the September 2017 quarter compared to the June 2017 quarter as a result of higher cash and investment balances, longer portfolio duration, and higher yield. Interest income increased in the September 2017 quarter compared to the September 2016 quarter as a result of an increase in yield.
Interest expense decreased in the September 2017 quarter compared to the June 2017 quarter due to the conversions of the 2018 and 2041 Convertible Notes. Interest expense decreased in the September 2017 quarter compared to the September 2016 quarter due to the termination of the Term Loan Agreement and mandatory redemption of the Senior Notes due 2023 and 2026 during the December 2016 quarter.
Changes in the market value of securities in the portfolio drove the noted variability in the gains/losses on assets related to obligations under our deferred compensation plan.
Foreign exchange losses in the September 2017 quarter were lower in comparison to losses in the June 2017 quarter but were higher in comparison to gains in the September 2016 quarter due to unfavorable currency movements against our unhedged balance sheet exposures.
Other, net was higher during the September 2017 quarter, compared to the June 2017 quarter, primarily due to net losses on equity investments and increased charitable contributions.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended
	September 24, 2017	June 25, 2017	September 25, 2016
	(in thousands, except percentages)
Income tax expense	$97,030	$77,071	$28,958
Effective tax rate	14.1%	12.8%	9.9%
The increase in the effective tax rate for the September 2017 quarter compared to the June 2017 quarter was due to the change in level and proportion of income in higher and lower tax jurisdictions and recognition of previously unrecognized tax benefits from lapse of statutes of limitation in the June 2017 quarter.
The increase in the effective tax rate for the September 2017 quarter compared to the September 2016 quarter was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions and an increase in deferred tax accrual related to increase in foreign earnings to be repatriated in the September 2017 quarter.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States at rates that are generally lower than in the United States. Please refer to Note 6 of the notes to our Consolidated Financial Statements in our 2017 Form 10-K for additional information.

Uncertain Tax Positions
We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
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
Inventory Valuation: Our policy is to assess the valuation of all inventories including manufacturing raw materials, work-in-process, finished goods, and spare parts in each reporting period. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated net realizable value if less than cost. Estimates of market value include but are not limited to management’s forecasts related to our future manufacturing schedules, customer demand, technological and/or market obsolescence, general semiconductor market conditions, and possible alternative uses. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of goods sold in the period in which we make the revision.

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
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash and cash equivalents, investments, and restricted cash and investments (together comprising total cash and investments) were $6.4 billion at September 24, 2017 compared to $6.3 billion as of June 25, 2017. Approximately $5.4 billion and $4.8 billion of our total cash and investments as of September 24, 2017, and June 25, 2017, respectively, was held outside the United States in our foreign subsidiaries, the majority of which is held in U.S. dollars and substantially all of which would be subject to tax at U.S. rates if it were to be repatriated.
Cash Flows from Operating Activities
Net cash provided by operating activities of $858.3 million during the three months ended September 24, 2017, consisted of (in millions):

Net income	$590.7
Non-cash charges:
Depreciation and amortization	79.1
Equity-based compensation	41.8
Deferred income taxes	43.2
Amortization of note discounts and issuance costs	4.6
Changes in operating asset and liability accounts	92.3
Other	6.6
$858.3
Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in inventories of $107.1 million, and prepaid expense and other assets of $44.9 million and decreases in trade accounts payable of $13.2 million and deferred profit of $9.8 million. The uses of cash are offset by sources of cash resulting from decreases in accounts receivable of $145.0 million, and increases in accrued expenses and other liabilities of $122.3 million.
Cash Flows from Investing Activities
Net cash used for investing activities during the three months ended September 24, 2017, was $303.9 million, primarily consisting of net purchases of available-for-sale securities of $117.8 million, business acquisition of $115.6 million, and capital expenditures of $60.1 million.

Cash Flows from Financing Activities
Net cash used for financing activities during the three months ended September 24, 2017, was $528.8 million, primarily consisting of $301.7 million of cash paid for debt extinguishment, $155.4 million in treasury stock repurchases, $72.7 million of dividends paid, partially offset by $1.0 million of stock issuance and treasury stock reissuances associated with our employee stock-based compensation plans.
Liquidity
Given that the semiconductor equipment industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of September 24, 2017, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
Under certain circumstances, our Convertible Notes may be converted into shares of our Common Stock. During the quarter ended September 24, 2017, approximately $301.7 million principle value of Convertible Notes were converted. We anticipate that conversions may continue in the coming quarters as the 2018 Notes approach maturity. We expect to have sufficient levels of cash, cash equivalents, and short term investments to fund the near-term settlement of these Convertible Notes.
On October 13, 2017, we entered into Amendment No. 2 to Amended and Restated Credit Agreement (the “2nd Amendment”), among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amends the Company’s Credit Agreement (as amended by the 2nd Amendment, the “Amended Credit Agreement”).
Among other things, the Amended Credit Agreement provides for a $500 million increase to the Company’s revolving credit facility, from $750 million under the Credit Agreement to $1.25 billion under the Amended Credit Agreement. The Amended Credit Agreement also modifies the date of maturity of the revolving credit facility from November 10, 2020 to October 13, 2022. The Amended Credit Agreement provides for an expansion option that will allow the Company, subject to certain requirements, to request an increase in the facility of up to an additional $600 million, for a potential total commitment of $1.85 billion. Other than as disclosed in this paragraph, the material terms of the Amended Credit Agreement are substantially the same as the Credit Agreement.
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
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2017 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 25, 2017. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of September 24, 2017. Actual results may differ materially.
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

The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of September 24, 2017, were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 24, 2017	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Time deposit	$693,205	$693,205	$693,205	$693,205	$693,205	$693,205	$693,205
U.S. Treasury and agencies	860,113	850,957	841,399	831,833	822,169	812,508	802,848
Municipal notes and bonds	166,973	166,847	166,139	165,330	164,522	163,713	162,905
Government-sponsored enterprises	57,316	56,719	56,121	55,523	54,924	54,326	53,727
Foreign government bonds	69,049	68,367	67,684	67,002	66,320	65,638	64,956
Bank and corporate notes	2,599,697	2,577,869	2,555,944	2,534,018	2,512,095	2,490,174	2,468,255
Mortgage backed securities - residential	47,992	47,530	47,046	46,561	46,077	45,591	45,106
Mortgage backed securities - commercial	110,143	108,741	107,339	105,938	104,537	103,137	101,738
Total	$4,604,488	$4,570,235	$4,534,877	$4,499,410	$4,463,849	$4,428,292	$4,392,740
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of September 24, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations, and Earnings per Share
We have $2.6 billion in aggregate principal amount of senior unsecured notes and convertible note instruments outstanding. Additionally, we have $1.25 billion available to us in revolving credit arrangements, with an option for us to request an increase in the facility of up to an additional $600 million, for a potential total commitment of $1.85 billion. We may, in the future, decide to borrow amounts under the revolving credit agreement, or to enter into additional debt arrangements.
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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part 1 Item 1. Business, accounted for approximately 94%, 92%, and 92% of total revenue in the three months ended September 24, 2017 and fiscal years 2017, and 2016, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
We are subject to various challenges related to international sales and the management of global operations including but not limited to:

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
We Rely upon Certain Critical Information Systems for the Operation of Our Business That Are Susceptible to Cybersecurity and Other Threats or Incidents
We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include but are not limited to, telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications, and email. These information systems may be owned and maintained by us, our outsourced providers, or third parties such as vendors, contractors, and Cloud providers. Many of these information systems and outsourced service providers, including certain hosted software applications that we use for storage of confidential data and data processing (e.g., company-related, whether intellectual property or not; customer-related; supplier-related; and/or employee-related), employ Cloud technology for such storage and data processing (which refers to an information technology hosting and delivery system in which data is not stored or processed within the user’s physical infrastructure but instead is delivered to and consumed by the user as an Internet-based service). All of these information systems are subject to disruption, breach or failure from sources including but not limited to attacks, degradation, and failures resulting from potential sources, including viruses, malware, denial of service, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines, and networking equipment. Confidential and/or sensitive information stored on these information systems or transmitted to or from Cloud storage could be intentionally or unintentionally compromised, lost, and/or stolen. While we have implemented ISO 27001 compliant security procedures and virus protection software, intrusion prevention systems, access control, and emergency recovery processes to mitigate the outlined risks with respect to information systems that are under our control, they cannot be guaranteed to be fail-safe and may be breached. Our inability to use or access these information systems at critical points in time, or unauthorized releases of proprietary or confidential information, could unfavorably impact the timely and efficient operation of our business, including our results of operations, and our reputation.
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
Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except share and per share data)
Amount available at June 25, 2017				$282,141
June 26, 2017 - July 23, 2017	989	$152.81	986	250,996
July 24, 2017 - August 20, 2017	484	$155.04	480	176,516
August 21, 2017 - September 24, 2017	317	$167.15	313	124,203
Quarter ended September 24, 2017	1,790	$158.40	1,779	$124,203

(1)
During the three months ended September 24, 2017, the Company acquired 11 thousand shares at a total cost of $1.8 million, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.

(2)	Average price paid per share excludes effect accelerated share repurchases; see additional disclosure below regarding our accelerated share repurchase activity during the fiscal year.
On April 19, 2017, the Company entered into two separate accelerated share repurchase agreements (collectively, the “ASR”) with two financial institutions to repurchase a total of $500 million of Common Stock. The Company took an initial delivery of approximately 2,570,000 shares, which represented 70% of the prepayment amount divided by the Company’s closing stock price on April 19, 2017. The total number of shares to be received under the ASR is based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Following the fiscal year end, the counterparties designated June 30, 2017 as the termination date, at which time the Company settled the ASR.

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

Date:	October 23, 2017	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1 (1)
Amendment No. 2 to Amended and Restated Credit Agreement, dated October 13, 2017, among Lam Research Corporation, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 17, 2017 (SEC File No. 000-12933)