Form 10-Q
period 2017-12-24
LAM RESEARCH CORP
filed 2018-01-30
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2017
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
As of January 25, 2018, the Registrant had 162,952,484 shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
Revenue	$2,580,815	$1,882,299	$5,058,955	$3,514,718
Cost of goods sold	1,375,248	1,035,502	2,704,045	1,951,724
Gross margin	1,205,567	846,797	2,354,910	1,562,994
Research and development	281,311	246,804	556,389	482,044
Selling, general, and administrative	186,885	160,165	367,928	325,175
Total operating expenses	468,196	406,969	924,317	807,219
Operating income	737,371	439,828	1,430,593	755,775
Other expense, net	(3,152)	(55,023)	(8,654)	(78,177)
Income before income taxes	734,219	384,805	1,421,939	677,598
Income tax expense	(744,174)	(52,014)	(841,204)	(80,972)
Net (loss) income	$(9,955)	$332,791	$580,735	$596,626
Net (loss) income per share:
Basic	$(0.06)	$2.05	$3.59	$3.69
Diluted	$(0.06)	$1.81	$3.16	$3.28
Number of shares used in per share calculations:
Basic	161,135	162,659	161,638	161,633
Diluted	161,135	183,543	183,958	181,780
Cash dividend declared per common share	$0.50	$0.45	$0.95	$0.75

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
Net (loss) income	$(9,955)	$332,791	$580,735	$596,626
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,239	(14,428)	13,108	(9,927)
Cash flow hedges:
Net unrealized gains during the period	6,930	15,225	9,992	12,804
Net (gains) losses reclassified into earnings	(5,459)	(502)	(3,271)	11,448
	1,471	14,723	6,721	24,252
Available-for-sale investments:
Net unrealized losses during the period	(18,339)	(13,585)	(20,066)	(16,308)
Net losses (gains) reclassified into earnings	84	91	(39)	994
	(18,255)	(13,494)	(20,105)	(15,314)
Defined benefit plans, net change in unrealized component	172	122	(2,184)	245
Other comprehensive loss, net of tax	(11,373)	(13,077)	(2,460)	(744)
Comprehensive (loss) income	$(21,328)	$319,714	$578,275	$595,882

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 24, 2017	June 25, 2017
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$1,745,173	$2,377,534
Investments	3,954,526	3,663,628
Accounts receivable, less allowance for doubtful accounts of $5,262 as of December 24, 2017, and $5,103 as of June 25, 2017	2,279,044	1,673,398
Inventories	1,507,435	1,232,916
Prepaid expenses and other current assets	179,944	195,022
Total current assets	9,666,122	9,142,498
Property and equipment, net	807,340	685,595
Restricted cash and investments	255,984	256,205
Goodwill	1,485,230	1,385,673
Intangible assets, net	380,929	410,995
Other assets	316,660	241,799
Total assets	$12,912,265	$12,122,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$421,788	$464,643
Accrued expenses and other current liabilities	1,339,612	969,361
Deferred profit	748,635	607,672
Current portion of convertible notes, and capital leases; and commercial paper	1,401,660	908,439
Total current liabilities	3,911,695	2,950,115
Long-term debt and capital leases, less current portion	1,789,958	1,784,974
Income taxes payable	818,880	120,178
Other long-term liabilities	118,177	280,186
Total liabilities	6,638,710	5,135,453
Commitments and contingencies
Temporary equity, convertible notes	130,424	169,861
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares; issued and outstanding, 159,451 shares at December 24, 2017, and 161,723 shares at June 25, 2017	159	162
Additional paid-in capital	5,959,945	5,845,485
Treasury stock, at cost; 110,754 shares at December 24, 2017, and 105,569 shares at June 25, 2017	(6,470,434)	(5,216,187)
Accumulated other comprehensive loss	(64,160)	(61,700)
Retained earnings	6,717,621	6,249,691
Total stockholders’ equity	6,143,131	6,817,451
Total liabilities and stockholders’ equity	$12,912,265	$12,122,765
(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended
	December 24, 2017	December 25, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$580,735	$596,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159,040	151,627
Deferred income taxes	(228,274)	42,248
Equity-based compensation expense	83,907	70,850
Loss on extinguishment of debt	—	36,325
Amortization of note discounts and issuance costs	9,127	13,032
Other, net	5,461	15,515
Changes in operating assets and liabilities	277,014	(48,901)
Net cash provided by operating activities	887,010	877,322
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(144,757)	(78,492)
Business acquisition, net of cash acquired	(115,697)	—
Purchases of available-for-sale securities	(2,251,486)	(2,370,910)
Sales and maturities of available-for-sale securities	1,928,011	811,732
Transfers of restricted cash and investments	221	(4,754)
Other, net	(14,996)	(8,041)
Net cash used for investing activities	(598,704)	(1,650,465)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations and payments for debt issuance costs	(349,249)	(1,616,641)
Net proceeds from commercial paper	798,947	—
Proceeds from borrowings on revolving credit facility	750,000	—
Repayments of borrowings on revolving credit facility	(750,000)	—
Treasury stock purchases	(1,266,835)	(69,522)
Dividends paid	(145,865)	(96,449)
Reissuance of treasury stock related to employee stock purchase plan	34,057	19,320
Proceeds from issuance of common stock	4,115	4,580
Other, net	4	(54)
Net cash used for financing activities	(924,826)	(1,758,766)
Effect of exchange rate changes on cash and cash equivalents	4,159	(3,453)
Net decrease in cash and cash equivalents	(632,361)	(2,535,362)
Cash and cash equivalents at beginning of period	2,377,534	5,039,322
Cash and cash equivalents at end of period	$1,745,173	$2,503,960
Schedule of non-cash transactions:
Accrued payables for stock repurchases	—	8,382
Accrued payables for capital expenditures	29,031	24,216
Dividends payable	79,743	73,338
Transfers of inventory to property and equipment, net	29,977	23,828

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 24, 2017
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 24, 2018 and includes 52 weeks. The quarters ended December 24, 2017 (the “December 2017 quarter”) and December 25, 2016 (the “December 2016 quarter”) included 13 weeks.
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
The Company adopted this standard in the first quarter of fiscal year 2018. As a result of the adoption, the Company recorded a $40.1 million cumulative-effect adjustment to retained earnings for the recognition of previously unrecognized excess tax benefits for all years prior to the adoption. As required by the standard update, the amendment was applied prospectively to recognize excess tax benefits or deficiencies in the income statement in the period of occurrence. Accordingly, the provision for income taxes in the three and six months ended December 24, 2017 included excess tax benefits of $11.0 million and $13.0 million, respectively, that decreased the income tax provision. Additionally, the Company has elected to apply the change in cash flow classification on a prospective basis. The Company has elected to continue to estimate the number of forfeitures expected to occur to determine the amount of compensation cost to be recognized each period. The Company has elected to adopt the effects of the standard update with regard to the income tax withholdings obligations on a prospective basis. Such withholdings during the three and six months ended December 24, 2017 were not material.
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
In January 2016, the FASB released ASU 2016-2, “Leases.” The amendment requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The amendment offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Company is required to adopt this standard starting in the first quarter of fiscal year 2020 using a modified-retrospective approach on the earliest period presented. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
In June 2016, the FASB released ASU 2016-13, “Financial Instruments – Credit Losses.” The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including but not limited to, available for sale debt securities and accounts receivable. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021 using a modified-retrospective approach. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
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

In October 2016, the FASB released ASU 2016-16, “Income Tax – Intra-Entity Transfers of Assets Other than Inventory.” This standard update improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Early adoption is permitted. The Company is required to adopt the standard in the first quarter of fiscal year 2019 using a modified-retrospective approach through a cumulative-effect adjustment directly to retained earnings. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
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
In August 2017, the FASB released ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The new guidance is intended to: (1) more closely align hedge accounting with an entity’s risk management strategies, (2) simplify the application of hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness, and (3) increase transparency around the scope and results of hedging programs. The Company is required to adopt the standard in the first quarter of fiscal year 2020, using a modified-retrospective approach for any cash flow or net investment hedges that exist on the date of adoption. The presentation and disclosure requirements as defined per the standard are to be applied prospectively. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
	(in thousands)
Equity-based compensation expense	$42,124	$32,255	$83,907	$70,850
Income tax benefit recognized related to equity-based compensation expense	$18,089	$8,815	$31,477	$19,721
The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis. In the first quarter of fiscal year 2018, the Company adopted ASU 2016-9, “Compensation – Stock Compensation,” as discussed further in Note 2.
ESPP
The 1999 Employee Stock Purchase Plan, as amended and restated (the “1999 ESPP”), allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of Common Stock on the first or last day of the applicable purchase period. Typically, each offering period lasts up to twelve months and comprises two interim purchase dates.
During the three and six months ended December 24, 2017, a total of 412,469 shares of the Company’s Common Stock were sold to employees under the 1999 ESPP.

Purchase rights under the 1999 ESPP were valued using the Black-Scholes option valuation model and the following weighted-average assumptions for the three and six months ended December 24, 2017 and December 25, 2016:

	Three and Six Months Ended
	December 24, 2017	December 25, 2016
Expected stock price volatility	29.13%	33.02%
Risk-free interest rate	0.82%	0.43%
Expected term (years)	0.77	0.77
Dividend yield	0.89%	1.14%
NOTE 4 — OTHER EXPENSE, NET
The significant components of other expense, net, are as follows:

	Three Months Ended		Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
	(in thousands)
Interest income	$20,578	$10,945	$40,787	$23,708
Interest expense	(23,317)	(26,641)	(47,222)	(68,070)
Gains on deferred compensation plan related assets, net	6,074	1,666	9,527	7,838
Loss on extinguishment of debt	—	(36,325)	—	(36,325)
Foreign exchange (losses) gains, net	1,196	1,011	(1,804)	2,230
Other, net	(7,683)	(5,679)	(9,942)	(7,558)
	$(3,152)	$(55,023)	$(8,654)	$(78,177)
Interest income in the three and six months ended December 24, 2017, increased compared to same period in 2016 due to higher yield. Interest expense decreased in the six months ended December 24, 2017 compared to the same period in 2016 due to the termination of the Term Loan Agreement and mandatory redemption of the Senior Notes due 2023 and 2026 during the December 2016 quarter. Loss on extinguishment of debt realized in the three months ended December 25, 2016 is primarily a result of the mandatory redemption of the Senior Notes Due 2023 and 2026 as well as the termination of the Term Loan Agreement.
NOTE 5 — INCOME TAX EXPENSE
On December 22, 2017, the “Tax Cuts & Jobs Act” (hereafter referred to as “U.S. tax reform”) was signed into law and is effective for the Company’s quarter which ended December 24, 2017. U.S. tax reform reduces the U.S. federal statutory tax rate from 35% to 21%, mandates payment of a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The impact on income taxes due to change in legislation is required under the authoritative guidance of Accounting Standards Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted. In conjunction, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which allows for the recording of provisional amounts related to U.S. tax reform and subsequent adjustments related to U.S. tax reform during a measurement period that is similar to the measurement period used when accounting for business combinations. As such, there is significant activity within the quarter which reflects the change in legislation. Most of that activity has provisionally been recorded in the Company’s Condensed Consolidated Financial Statements in the period ended December 24, 2017, as the Company has not yet completed the accounting for the tax effects of enactment. The Company has recorded what it believes to be a reasonable estimate and the provisional activity is subject to further adjustments under SAB 118. In addition, for significant items for which the Company could not make a reasonable estimate, no provisional activity was recorded. The activity will be recorded during the measurement period allowed under SAB 118 when a reasonable estimate can be made, or when the effect of the activity is known. The Company will continue to refine provisional balances and adjustments may be made under SAB 118 during the measurement period as a result of future changes in interpretation, information available, assumptions made by the Company and/or issuance of additional guidance; these adjustments could be material.

The Company recorded an income tax expense of $744.2 million and $841.2 million for the three and six months ended December 24, 2017, which yielded an effective tax rate of approximately 101.4% and 59.2%, respectively.
As a result of U.S. tax reform, the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 35% to 21%. As the Company has a fiscal year ending the last Sunday in June, it is subject to transitional tax rate rules. Therefore, a blended rate of 28.27% was computed as effective for the current fiscal year. The difference between the U.S. federal statutory tax rate of 28.27% and the Company’s effective tax rate for the three and six months ended December 24, 2017, is primarily due to the impact of U.S. tax reform, outlined below, and income in lower tax jurisdictions.
Revaluation of the Company’s deferred tax balances to reflect the new U.S. federal statutory tax rate and computation of the one-time transition tax on accumulated unrepatriated foreign earnings, were recorded on a provisional basis in the three and six months ended December 24, 2017 and are therefore subject to potential measurement period adjustments under SAB 118. The Company revalued the deferred tax balances based on the tax rates at which the balance, or a portion of the balance, is expected to reverse at in the future. Generally, this is 21%, but for certain activity which is expected to reverse at the Company’s current fiscal year blended rate. The Company has not yet completed the revaluation of the deferred tax balances due to estimates which are being used during interim periods until finalization of the balances can occur at the Company’s fiscal year end. The provisional amount recorded related to the revaluation of the Company’s deferred tax balance was $42.7 million, and an associated tax liability was remeasured at $54.0 million, which is the tax effect of when the balance is expected to reverse. The one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that was previously deferred from U.S. income taxes. The Company had previously accrued deferred taxes on a portion of this E&P. The Company has not yet completed the calculation of total post-1986 E&P and related income tax pools for its foreign subsidiaries. The Company recorded a provisional amount for the one-time transition tax of $991.3 million, which was offset by the release of the associated previously accrued deferred taxes of $287.8 million. The net increase to tax expense was $703.5 million. The one-time transition tax may be elected to be paid over a period of eight years. The Company intends to make this election.
Other significant items which are being evaluated by the Company but for which no estimate can currently be made and for which no provisional amounts were recorded in the Company’s Condensed Consolidated Financial Statements, include the impact of the “Global Intangible Low-Taxed Income” (“GILTI”) provision of U.S. tax reform. The GILTI provision imposes taxes on foreign earnings in excess of a deemed return on tangible assets. This tax is effective for the Company after the end of the current fiscal year. However, the Company is evaluating whether deferred taxes should be recorded in relation to the GILTI provisions or if the tax should be recorded in the period in which it occurs. Based on current interpretation, the Company may choose either method as an accounting policy election. The Company has not yet decided on the accounting policy related to GILTI and will only do so after completion of the GILTI analysis. The provisions related to GILTI are subject to adjustment during the measurement period under SAB 118.
The Company is in various stages of examination in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its unrecognized tax benefits as a result of tax examinations or lapses of statute of limitations. The estimated reduction in unrecognized tax benefits may range up to $94 million.

NOTE 6 — NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed using the treasury stock method, for dilutive stock options, restricted stock units, convertible notes, and warrants. Dilutive shares outstanding include the effect of the convertible notes. Refer to Note 11 for additional information regarding the Company’s convertible notes. The following table reconciles the numerators and denominators of the basic and diluted computations for net (loss) income per share.

	Three Months Ended		Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(9,955)	$332,791	$580,735	$596,626
Denominator:
Basic average shares outstanding	161,135	162,659	161,638	161,633
Effect of potential dilutive securities:
Employee stock plans	—	2,243	2,636	2,193
Convertible notes	—	16,640	15,287	15,930
Warrants	—	2,001	4,397	2,024
Diluted average shares outstanding	161,135	183,543	183,958	181,780
Net (loss) income per share - basic	$(0.06)	$2.05	$3.59	$3.69
Net (loss) income per share - diluted	$(0.06)	$1.81	$3.16	$3.28

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
	(in thousands)
Options and RSUs	7	—	20	3
Employee stock plans	2,757	—	—	—
Convertible notes	15,423	—	—	—
Warrants	4,721	—	—	—
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
The following table sets forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of December 24, 2017, and June 25, 2017:

	December 24, 2017
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$594,353	$—	$—	$594,353	$588,396	$—	$5,957	$—
Level 1:
Time deposit	521,265	—	—	521,265	271,238	—	250,027	—
Money market funds	878,732	—	—	878,732	878,732	—	—	—
U.S. Treasury and agencies	835,112	—	(9,028)	826,084	2,199	823,885	—	—
Mutual funds	58,307	3,844	—	62,151	—	—	—	62,151
Level 1 Total	2,293,416	3,844	(9,028)	2,288,232	1,152,169	823,885	250,027	62,151
Level 2:
Municipal notes and bonds	179,475	10	(649)	178,836	—	178,836	—	—
Government-sponsored enterprises	47,925	—	(602)	47,323	—	47,323	—	—
Foreign government bonds	61,006	—	(490)	60,516	—	60,516	—	—
Corporate notes and bonds	2,686,080	849	(12,781)	2,674,148	4,608	2,669,540	—	—
Mortgage backed securities — residential	53,506	24	(325)	53,205	—	53,205	—	—
Mortgage backed securities — commercial	121,950	—	(729)	121,221	—	121,221	—	—
Level 2 Total	3,149,942	883	(15,576)	3,135,249	4,608	3,130,641	—	—
Total	$6,037,711	$4,727	$(24,604)	$6,017,834	$1,745,173	$3,954,526	$255,984	$62,151

	June 25, 2017
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$551,308	$—	$—	$551,308	$545,130	$—	$6,178	$—
Level 1:
Time deposit	640,666	—	—	640,666	390,639	—	250,027	—
Money market funds	1,423,417	—	—	1,423,417	1,423,417	—	—	—
U.S. Treasury and agencies	783,848	684	(2,111)	782,421	8,297	774,124	—	—
Mutual funds	53,247	3,007	—	56,254	—	—	—	56,254
Level 1 Total	2,901,178	3,691	(2,111)	2,902,758	1,822,353	774,124	250,027	56,254
Level 2:
Municipal notes and bonds	194,575	308	(7)	194,876	—	194,876	—	—
U.S. Treasury and agencies	12,795	—	(167)	12,628	—	12,628	—	—
Government-sponsored enterprises	24,502	—	(6)	24,496	—	24,496	—	—
Foreign government bonds	62,917	219	(114)	63,022	—	63,022	—	—
Corporate notes and bonds	2,433,622	4,654	(1,840)	2,436,436	10,051	2,426,385	—	—
Mortgage backed securities — residential	102,760	87	(489)	102,358	—	102,358	—	—
Mortgage backed securities — commercial	65,828	9	(98)	65,739	—	65,739	—	—
Level 2 Total	2,896,999	5,277	(2,721)	2,899,555	10,051	2,889,504	—	—
Total	$6,349,485	$8,968	$(4,832)	$6,353,621	$2,377,534	$3,663,628	$256,205	$56,254
The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three and six months ended December 24, 2017 or December 25, 2016. Additionally, gross realized gains/(losses) from sales of investments were approximately $0.2 million and $(1.1) million, respectively, in the three months ended December 24, 2017, and $0.1 million and $(0.4) million, respectively, in the three months ended December 25, 2016. Gross realized gains/(losses) from sales of investments were approximately $1.0 million and $(2.1) million, respectively, in the six months ended December 24, 2017 and $2.7 million and $(0.6) million, respectively, in the six months ended December 25, 2016.
The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investment in unrealized loss positions:

	December 24, 2017
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
U.S. Treasury and agencies	$659,453	$(6,546)	$161,386	$(2,482)	$820,839	$(9,028)
Municipal notes and bonds	168,189	(649)	—	—	168,189	(649)
Government-sponsored enterprises	27,681	(163)	19,533	(439)	47,214	(602)
Foreign government bonds	51,879	(382)	8,425	(108)	60,304	(490)
Corporate notes and bonds	2,160,923	(11,215)	152,403	(1,566)	2,313,326	(12,781)
Mortgage backed securities — residential	46,771	(309)	1,789	(16)	48,560	(325)
Mortgage backed securities — commercial	115,554	(674)	5,401	(55)	120,955	(729)
	$3,230,450	$(19,938)	$348,937	$(4,666)	$3,579,387	$(24,604)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities are as follows as of December 24, 2017:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$1,995,451	$1,994,497
Due after one year through five years	3,217,096	3,195,218
Due in more than five years	172,504	171,615
	$5,385,051	$5,361,330
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
At inception and at each quarter-end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue or expense in the current period. The change in time value related to these contracts was not material for all reported periods. Changes in the fair value of foreign exchange options due to changes in time value are included in the assessment of effectiveness. To qualify for hedge accounting, the hedge relationship must meet criteria relating to both the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the three or six months ended December 24, 2017 and December 25, 2016 associated with ineffectiveness or forecasted transactions that failed to occur.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value associated with the forward contracts and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of December 24, 2017, the Company had gains of $7.8 million accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges which it expects to reclassify from other comprehensive income into earnings over the next 12 months. Additionally, as of December 24, 2017, the Company had a net loss of $1.9 million accumulated in other comprehensive income, net of tax, related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 7.2 years.
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
As of December 24, 2017, the Company had the following outstanding foreign currency contracts that were entered into under its cash flow and balance sheet hedge programs:

	Notional Value
	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign currency forward contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$512,577	$—	$141,737
Euro	69,649	—	33,044	—
Korean won	33,693	—	—	73,282
Taiwan dollar	—	—	20,047	—
Swiss franc	—	—	15,225	—
Chinese renminbi	—	—	7,529	—
Singapore dollar	—	—	7,410	—
British pound sterling	—	—	4,019	—
	$103,342	$512,577	$87,274	$215,019
Foreign currency option contracts
	Buy Put	Sell Put	Buy Put	Sell Put
Japanese yen	$36,036	$—	$—	$—

The fair value of derivative instruments in the Company’s Condensed Consolidated Balance Sheets as of December 24, 2017, and June 25, 2017 were as follows:

	December 24, 2017				June 25, 2017
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	$9,687	Accrued expenses and other current liabilities	$331	Prepaid expense and other assets	$8,061	Accrued expenses and other current liabilities	$2,916
Interest rate contracts, short-term			Accrued expenses and other current liabilities	4,662			Accrued expenses and other current liabilities	2,833
Interest rate contracts, long-term			Other long-term liabilities	14,520			Other long-term liabilities	7,269
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	51	Accrued expenses and other current liabilities	118	Prepaid expense and other assets	213	Accrued expenses and other current liabilities	342
Total Derivatives		$9,738		$19,631		$8,274		$13,360
Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of December 24, 2017, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be an offset to assets and liabilities by $4.1 million, resulting in a net derivative asset of $5.6 million and net derivative liability of $15.5 million. As of June 25, 2017, the potential effect of rights of offset associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $5.9 million, resulting in a net derivative asset of $2.3 million and a net derivative liability of $7.4 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

		Three Months Ended December 24, 2017			Six Months Ended December 24, 2017
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
		(in thousands)
Foreign Exchange Contracts	Revenue	$8,194	$3,771	$1,225	$8,185	$(35)	$3,772
Foreign Exchange Contracts	Cost of goods sold	(250)	1,648	(139)	2,193	2,472	(347)
Foreign Exchange Contracts	Selling, general, and administrative	(206)	1,012	(49)	1,150	1,726	(166)
Foreign Exchange Contracts	Other expense, net	—	—	(35)	—	—	(52)
Interest Rate Contracts	Other expense, net	—	(31)	—	—	(62)	—
		$7,738	$6,400	$1,002	$11,528	$4,101	$3,207

		Three Months Ended December 25, 2016			Six Months Ended December 25, 2016
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain (Loss) Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
		(in thousands)
Foreign Exchange Contracts	Revenue	$18,138	$(420)	$708	$15,225	$(14,025)	$1,413
Foreign Exchange Contracts	Cost of goods sold	(786)	(180)	(28)	(551)	(7)	(95)
Foreign Exchange Contracts	Selling, general, and administrative	(348)	(146)	(15)	(372)	(155)	(36)
Foreign Exchange Contracts	Other expense, net	—	—	3	—	—	3
Interest Rate Contracts	Other expense, net	—	1,778	—	—	1,787	—
		$17,004	$1,032	$668	$14,302	$(12,400)	$1,285
The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended		Six Months Ended
		December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
Derivatives Not Designated as Hedging Instruments:	Location of Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income
(in thousands)
Foreign Exchange Contracts	Other income	$2,612	$4,343	$5,284	$3,960
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
NOTE 8 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to Japanese customers, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	December 24, 2017	June 25, 2017
	(in thousands)
Raw materials	$820,157	$625,600
Work-in-process	263,910	213,066
Finished goods	423,368	394,250
	$1,507,435	$1,232,916
NOTE 9 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.5 billion and $1.4 billion as of December 24, 2017, and June 25, 2017, respectively. As of December 24, 2017, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Intangible Assets
The following table provides the Company’s intangible assets:

	December 24, 2017			June 25, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$630,237	$(400,189)	$230,048	$615,164	$(366,439)	$248,725
Existing technology	669,559	(531,632)	137,927	643,196	(487,056)	156,140
Patents	37,953	(32,507)	5,446	36,553	(31,238)	5,315
Other intangible assets	43,814	(36,306)	7,508	36,514	(35,699)	815
Total intangible assets	$1,381,563	$(1,000,634)	$380,929	$1,331,427	$(920,432)	$410,995
The Company recognized $40.8 million and $38.6 million in intangible asset amortization expense during the three months ended December 24, 2017, and December 25, 2016, respectively. During the six months ended December 24, 2017 and December 25, 2016, the company recognized $80.1 million and $77.3 million, respectively, in intangible asset amortization expense. Refer to Note 15 - Business Combinations for additional information regarding intangible assets acquired during the six months ended December 24, 2017.
The estimated future amortization expense of intangible assets as of December 24, 2017, was as follows:

Fiscal Year	Amount
(in thousands)
2018 (remaining 6 months)	$80,490
2019	123,610
2020	58,478
2021	55,792
2022	52,001
Thereafter	10,558
$380,929
NOTE 10 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 24, 2017	June 25, 2017
	(in thousands)
Accrued compensation	$556,110	$447,363
Warranty reserves	179,680	161,981
Income and other taxes payable	310,810	95,127
Dividend payable	79,743	72,738
Other	213,269	192,152
	$1,339,612	$969,361

NOTE 11 — LONG-TERM DEBT AND OTHER BORROWINGS
As of December 24, 2017, and June 25, 2017, the Company’s outstanding debt consisted of the following:

	December 24, 2017				June 25, 2017
	Amount (in thousands)		Effective Interest Rate		Amount (in thousands)		Effective Interest Rate
Fixed-rate 1.25% Convertible Notes Due May 15, 2018 ("2018 Notes")	$206,124	(1)	5.27%		$447,436	(2)	5.27%
Fixed-rate 2.75% Senior Notes Due March 15, 2020 ("2020 Notes")	500,000		2.88%		500,000		2.88%
Fixed-rate 2.80% Senior Notes Due June 15, 2021 ("2021 Notes")	800,000		2.95%		800,000		2.95%
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%		500,000		3.87%
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 ("2041 Notes")	526,136	(1)	4.28%		631,074	(2)	4.28%
Commercial paper	800,000		1.64%	(3)	—		—
Total debt outstanding, at par	3,332,260				2,878,510
Unamortized discount	(138,651)				(178,589)
Fair value adjustment - interest rate contracts	(19,182)				(10,102)
Unamortized bond issuance costs	(2,434)				(3,161)
Total debt outstanding, at carrying value	$3,171,993				$2,686,658
Reported as:
Current portion of long-term debt, and commercial paper	$1,401,015	(4)			$907,827	(4)
Long-term debt	1,770,978				1,778,831
Total debt outstanding, at carrying value	$3,171,993				$2,686,658
____________________________
(1) As of December 24, 2017, these notes were convertible at the option of the bondholder, as a result of the condition described in (4) below. Upon closure of the conversion period, the 2041 Notes not converted will be reclassified back into noncurrent liabilities and the temporary equity will be reclassified into permanent equity.
(2) As of June 25, 2017, these notes were convertible at the option of the bond holder, as a result of the condition described in (4) below.
(3) Represents the weighted average effective interest rate for all outstanding balances as of December 24, 2017.
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
Under certain circumstances, the Convertible Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the table below. The principal value of Convertible Note conversions in the three and six months ended December 24, 2017, was approximately $44.6 million and $346.3 million, respectively. During the quarter ended December 24, 2017, and in the subsequent period through January 26, 2018, the Company received notice of conversion of an additional $227.8 million principal value of Convertible Notes, which will settle in the quarter ending March 25, 2018.
Selected additional information regarding the Convertible Notes outstanding as of December 24, 2017, and June 25, 2017, is as follows:

	December 24, 2017		June 25, 2017
	2018 Notes	2041 Notes	2018 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$94,516	$158,007	$89,604	$156,374
Carrying amount of temporary equity component, net of tax	$3,037	$127,387	$15,186	$154,675
Remaining amortization period (years)	0.3	23.3	0.8	23.8
Fair Value of Notes (Level 2)	$642,049	$2,943,299
Conversion rate (shares of common stock per $1,000 principal amount of notes)	16.6603	29.8987
Conversion price (per share of common stock)	$60.02	$33.45
If-converted value in excess of par value	$434,986	$2,410,644
Estimated share dilution using average quarterly stock price $195.72 per share	2,381	13,042
Convertible Note Hedges and Warrants
Concurrent with the issuance of the 2018 Notes the Company purchased a convertible note hedge and sold warrants. The warrants settlement is contractually defined as net share settlement. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock. As of December 24, 2017, the warrants associated with the 2018 Notes had not been exercised and remained outstanding.
In conjunction with the convertible note hedge, counterparties agreed to sell to the Company shares of Common Stock equal to the number of shares issuable upon conversion of the 2018 Notes in full. The convertible note hedge transactions will be settled in net shares and will terminate upon the earlier of the maturity date or the first day none of the respective notes remain outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2018 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2018 Notes. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock. During the three and six months ended December 24, 2017 the note hedge was partially settled, resulting in the receipt of approximately 367,000 and 2,459,000 shares, respectively.

The following table presents the details of the warrants and convertible note hedge arrangements as of December 24, 2017:

2018 Notes
(shares in thousands)
Warrants:
Underlying shares	7,497
Estimated share dilution using average quarterly stock price $195.72 per share	4,721
Exercise price	$72.48
Expiration date range	August 15 - October 24, 2018
Convertible Note Hedge:
Number of shares available from counterparties	3,434
Exercise price	$60.02
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
Selected additional information regarding the Senior Notes outstanding as of December 24, 2017, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2020 Notes	2.2	$503,330
2021 Notes	3.5	$804,120
2025 Notes	7.2	$518,060
Commercial Paper Program
On November 13, 2017, the Company established a new commercial paper program (“the CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. The net proceeds from the commercial paper program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time and under the Company’s stock repurchase program.  As of December 24, 2017, borrowings under the CP Program had a weighted-average interest rate of 1.64% with maturities of 30 days or less. Amounts available under the CP Program may be re-borrowed.
Revolving Credit Facility
On October 13, 2017, the Company entered into Amendment No. 2 to Amended and Restated Credit Agreement (the “2nd Amendment”), which amends the Company’s prior unsecured Credit Agreement (as amended by the 2nd Amendment, the “Amended Credit Agreement”). Among other things, the Amended Credit Agreement provides for a $500 million increase to the Company’s revolving credit facility, from $750 million to $1.25 billion with a syndicate of lenders. The Amended Credit Agreement provides for an expansion option that will allow the Company, subject to certain requirements, to request an increase in the facility of up to an additional $600 million, for a potential total commitment of $1.85 billion. The facility matures on October 13, 2022.
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (2) LIBOR multiplied by the statutory rate, plus a spread of 0.9% to 1.5% in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants and events of default. As of December 24, 2017, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Convertible Notes, the Senior Notes, the term loan agreement, commercial paper, and the revolving credit facility during the three and six months ended December 24, 2017, and December 25, 2016.

	Three Months Ended		Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
	(in thousands)
Contractual interest coupon	$18,627	$22,622	$36,583	$57,334
Amortization of interest discount	3,410	5,673	7,514	11,587
Amortization of issuance costs	544	531	1,029	1,449
Effect of interest rate contracts, net	(254)	(2,566)	(603)	(3,624)
Total interest cost recognized	$22,327	$26,260	$44,523	$66,746
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
The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “Operating Leases”). The Company was required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of December 24, 2017.
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

Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that are intended to limit its exposure to such indemnifications. As of December 24, 2017, the Company had not recorded any liability in connection with these indemnifications, as it does not believe that it is probable that any amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of December 24, 2017, the maximum potential amount of future payments that it could be required to make under these arrangements and letters of credit was $20.6 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
	(in thousands)
Balance at beginning of period	$168,337	$103,226	$161,981	$100,321
Warranties issued during the period	57,698	41,544	106,488	76,399
Settlements made during the period	(44,347)	(32,747)	(88,400)	(64,975)
Changes in liability for pre-existing warranties	(2,008)	7,311	(389)	7,589
Balance at end of period	$179,680	$119,334	$179,680	$119,334
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
NOTE 13 — STOCK REPURCHASE PROGRAM
In November 2017, the Board of Directors authorized the Company to repurchase up to an additional $2.0 billion of Common Stock; this authorization supplements the remaining balances from any prior authorizations. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases are funded using the Company’s on-shore cash, on-shore cash generation, and available credit facilities. This repurchase program has no termination date and may be suspended or discontinued at any time.
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share (1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 25, 2017				$282,141
Quarter ended September 24, 2017	1,779	$157,938	$158.40	$124,203
Board authorization $2.0 billion increase, November 2017				$2,124,203
Quarter ended December 24, 2017	3,709	$1,089,744	$196.28	$1,034,459
(1) Average price paid per share excludes effect of accelerated share repurchases; see additional disclosure below regarding our accelerated share repurchase activity during the fiscal year.
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three and six months ended December 24, 2017, the Company acquired 98 thousand shares at a total cost of $18.4 million and 109 thousand shares at a total cost of $20.2 million, respectively, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
Accelerated Share Repurchase Agreements Executed in December Quarter
On November 20, 2017, the Company entered into four separate accelerated share repurchase agreements (collectively, the "November 2017 ASR") with two financial institutions to repurchase a total of  $1.0 billion of Common Stock. The Company took an initial delivery of 3,254,300 shares, which represented 70% of the prepayment amount divided by the Company’s closing stock price on November 20, 2017. The total number of shares to be received under the November 2017 ASR will be based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of two of the transactions is expected to be completed no later than February 22, 2018, and final settlement for the remaining transactions is expected to be completed no sooner than March 26, 2018 or no later than May 24, 2018.
Accelerated Share Repurchase Agreements Settled in Fiscal Year
On April 19, 2017, the Company entered into two separate accelerated share repurchase agreements (collectively, the “April 2017 ASR”) with two financial institutions to repurchase a total of $500 million of Common Stock. The Company took an initial delivery of approximately 2,570,000 shares, which represented 70% of the prepayment amount divided by the Company’s closing stock price on April 19, 2017. The total number of shares received under the April 2017 ASR was based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. The April 2017 ASR settled on June 30, 2017. Approximately 780,000 shares were received at final settlement, which resulted in a weighted-average share price of approximately $149.16 for the transaction period.

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive income (loss) (“AOCI”), net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated Foreign Currency Translation Adjustment		Accumulated Unrealized Holding Gain (Loss) on Cash flow hedges		Accumulated Unrealized Holding Gain (Loss) on Available-For-Sale Investments		Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance as of June 25, 2017	$(42,371)		$(811)		$1,106		$(19,624)	$(61,700)
Other comprehensive income (loss) before reclassifications	9,174		9,992		(20,066)		(2,184)	(3,084)
Losses (income) reclassified from accumulated other comprehensive income (loss) to net (loss) income	3,934	(1)	(3,271)	(2)	(39)	(1)	—	624
Net current-period other comprehensive income (loss)	$13,108		$6,721		$(20,105)		$(2,184)	$(2,460)
Balance as of December 24, 2017	$(29,263)		$5,910		$(18,999)		$(21,808)	$(64,160)

(1) Amount of after tax gain reclassified from accumulated other comprehensive income into net (loss) income located in other expense, net.
(2)Amount of after tax gain reclassified from AOCI into net (loss) income located in revenue: $31 loss; cost of goods sold:$2,047 gain; selling, general, and administrative expenses: $1,296 gain; and other income and expense: $41 loss.
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
The following table represents the preliminary purchase price allocation and summarizes the aggregate estimated fair value of the net assets acquired on the closing date of the acquisition:

Preliminary Purchase Price Allocation
(In thousands)
Intangible assets	$48,500
Assets acquired (including cash of $8.7 million)	11,484
Goodwill	99,144
Liabilities assumed	(21,517)
Fair value of net assets acquired	$137,611

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
The operating results of the acquired entity, from the date of acquisition, have been included in the Company’s Condensed Consolidated Financial Statements for the three and six months ended December 24, 2017. Goodwill represents the excess of the purchase price over the net tangible and identifiable intangible assets acquired. None of the goodwill recognized is deductible for income tax purposes.
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
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “plan,” “aim,” “may,” “should,” “could,” “would,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, research and development expenditures, international sales, revenue and operating expenses generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans on demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, increases in our customers’ proportion of capital expenditure (with respect to certain technology inflections); hedging transactions; our ability to defend our market share and to gain new market share; our ability to obtain and qualify alternative sources of supply; the impact of U.S. tax reform, our estimated annual tax rate and the factors that affect our tax rates; anticipated growth in the industry and the total market for wafer fabrication equipment and our growth relative to such growth; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; the role of component suppliers in our business; our leadership and competency, and their ability to facilitate innovation; our ability to continue to, including the underlying factors that, create sustainable differentiation; the resources invested to comply with evolving standards and the impact of such efforts; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); our access to capital markets; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 25, 2017 (our “2017 Form 10-K”), our quarterly report on Form 10-Q for the fiscal quarter ended September 24, 2017, and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and six months ended December 24, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2017 Form 10-K.
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
During the most recent quarter, demand for our products increased primarily due to increased investments from our memory customers. Technology inflections in our industry, including NVM, multiple patterning, FinFET and advanced packaging have led to an increase in the served addressable market for our products in deposition, etch, single-wafer clean, and customer service business. We believe that demand for our products and services should increase faster than overall spending on wafer fabrication equipment, as the proportion of customers’ capital expenditures rises in these technology inflection areas and we continue to gain market share.
We acquired the outstanding shares of Coventor, Inc., a privately-held company, on August 28, 2017, as further discussed in Note 15 of our Condensed Consolidated Financial Statements. The results of the acquired business are included in our Condensed Consolidated Financial Statements.
The following summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	December 24, 2017	September 24, 2017	December 25, 2016
	(in thousands, except per share data and percentages)
Revenue	$2,580,815	$2,478,140	$1,882,299
Gross margin	$1,205,567	$1,149,343	$846,797
Gross margin as a percent of total revenue	46.7%	46.4%	45.0%
Total operating expenses	$468,196	$456,121	$406,969
Net (loss) income	$(9,955)	$590,690	$332,791
Diluted net (loss) income per share	$(0.06)	$3.21	$1.81
In the December 2017 quarter, revenue increased compared to the September 2017 quarter primarily as a result of increased investments from our memory customers. Gross margin as a percentage of revenue in the December 2017 quarter increased as compared to the September 2017 quarter primarily due to favorable customer and product mix. Operating expenses in the December 2017 quarter increased compared to the September 2017 quarter mainly due to an increase in employee headcount and outside services. The December 2017 quarter results were negatively impacted by a one-time provisional charge associated with the recently enacted U.S. tax reform legislation.
Our cash and cash equivalents, investments, and restricted cash and investments balances decreased to $6.0 billion as of December 24, 2017, compared to $6.4 billion as of September 24, 2017. Cash generated by operations was approximately $29 million during the December 2017 quarter. We used cash during the December 2017 quarter for approximately $1.1 billion of share repurchases, including net share settlement on employee stock-based compensation, $206 million of purchases of available-for-sale securities, $85 million of capital expenditures, and $73 million of dividends paid to our stockholders; offset by approximately $799 million of net proceeds on short-term borrowings. Employee headcount as of December 24, 2017, was approximately 10,200.
RESULTS OF OPERATIONS
Shipments

	Three Months Ended
	December 24, 2017	September 24, 2017	December 25, 2016
Shipments (in millions)	$2,632	$2,382	$1,923
Korea	32%	38%	25%
Japan	14%	19%	12%
Taiwan	15%	15%	37%
China	14%	10%	8%
United States	10%	8%	8%
Southeast Asia	10%	5%	4%
Europe	5%	5%	6%
Shipments for the December 2017 quarter increased 11% from the September 2017 quarter and increased 37% from the December 2016 quarter levels, reflecting timing of customer demand for semiconductor equipment. The increase in the December 2017 quarter from the December 2016 quarter was mainly driven by investments from our memory customers.
The percentages of system shipments to each of the markets we serve were as follows for the periods presented:

	Three Months Ended
	December 24, 2017	September 24, 2017	December 25, 2016
Memory	77%	66%	61%
Foundry	15%	21%	31%
Logic/integrated device manufacturing	8%	13%	8%
Revenue

	Three Months Ended			Six Months Ended
	December 24, 2017	September 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
Revenue (in millions)	$2,581	$2,478	$1,882	$5,059	$3,515
Korea	30%	38%	26%	34%	25%
Japan	16%	20%	8%	18%	11%
Taiwan	15%	14%	37%	15%	32%
China	11%	14%	10%	12%	12%
United States	11%	6%	7%	9%	7%
Southeast Asia	11%	5%	5%	7%	8%
Europe	6%	3%	7%	5%	5%
Revenue for the December 2017 quarter increased 4% from the September 2017 quarter, increased 37% compared to the December 2016 quarter, and increased 44% in the six months ended December 24, 2017 compared to the same period in 2016, reflecting stronger customer demand for semiconductor equipment in 2017. Our deferred revenue balance increased to $1.1 billion as of December 24, 2017, compared to $938 million as of September 24, 2017, as a result of timing of shipments and revenue recognition. Our deferred revenue balance does not include system shipments to Japanese customers, for which title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The estimated future revenue value from shipments to Japanese customers was approximately $289 million as of December 24, 2017, and $344 million as of September 24, 2017.

Gross Margin

	Three Months Ended			Six Months Ended
	December 24, 2017	September 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
	(in thousands, except percentages)
Gross margin	$1,205,567	$1,149,343	$846,797	$2,354,910	$1,562,994
Percent of total revenue	46.7%	46.4%	45.0%	46.5%	44.5%
Gross margin as a percentage of revenue increased in the December 2017 quarter compared to the September 2017 and the December 2016 quarter, as well as, in the six months ended December 24, 2017 compared to the same period in 2016 primarily due to favorable changes in customer and product mix.
Research and Development

	Three Months Ended			Six Months Ended
	December 24, 2017	September 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
	(in thousands, except percentages)
Research & development (“R&D”)	$281,311	$275,078	$246,804	$556,389	$482,044
Percent of total revenue	10.9%	11.1%	13.1%	11.0%	13.7%
We continued to make significant R&D investments focused on leading-edge deposition, plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The spending in the December 2017 quarter is relatively flat in comparison to the September 2017 quarter. The increase in R&D expenses during the December 2017 quarter compared to the same period in the prior year was mainly due to increases of $28 million in employee compensation from higher headcount. The increase in R&D expense for the six months ended December 24, 2017 compared to the same period in 2016 is primarily due to increases of $52 million in employee compensation from higher headcount, and $12 million in supplies.
Selling, General, and Administrative

	Three Months Ended			Six Months Ended
	December 24, 2017	September 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
	(in thousands, except percentages)
Selling, general, and administrative	$186,885	$181,043	$160,165	$367,928	$325,175
Percent of total revenue	7.2%	7.3%	8.5%	7.3%	9.3%
Selling, general, and administrative (“SG&A”) expenses during the December 2017 quarter are relatively flat in comparison to the September 2017 quarter. The increase in SG&A expenses during the December 2017 quarter compared to the same period in the prior year was primarily due to increases of $12 million in employee compensation from higher headcount, $4 million in outside services, and $4 million in facility cost. The increase in SG&A expense for the six months ended December 24, 2017 compared to the same period in 2016 is mainly due to increases of $20 million in employee compensation from higher headcount, $9 million in outside services, $6 million in facility cost, and $3 million in depreciation and amortization.

Other Expense, Net
Other expense, net consisted of the following:

	Three Months Ended			Six Months Ended
	December 24, 2017	September 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
	(in thousands)
Interest income	$20,578	$20,209	$10,945	$40,787	$23,708
Interest expense	(23,317)	(23,905)	(26,641)	(47,222)	(68,070)
Gains on deferred compensation plan related assets, net	6,074	3,453	1,666	9,527	7,838
Loss on extinguishment of debt	—	—	(36,325)	—	(36,325)
Foreign exchange gains (losses), net	1,196	(3,000)	1,011	(1,804)	2,230
Other, net	(7,683)	(2,259)	(5,679)	(9,942)	(7,558)
	$(3,152)	$(5,502)	$(55,023)	$(8,654)	$(78,177)
Interest income increased in the December 2017 quarter compared to the December 2016 quarter as a result of higher yield. Interest income increased in the six months ended December 2017 compared to the six months ended December 2016 as a result of an increase in yield and longer portfolio duration.
Interest expense decreased in the six months ended December 2017 compared to the six months ended December 2016 due to the termination of the Term Loan Agreement and mandatory redemption of the Senior Notes due 2023 and 2026 during the December 2016 quarter.
Changes in the market value of securities in the portfolio drove the noted variability in the gains/losses on assets related to obligations under our deferred compensation plan.
Foreign exchange was a net gain in the December 2017 quarter as compared to a net loss in the September 2017 quarter and a net loss in the six months ended December 2017 compared to a net gain in the six months ended December 2016 due to currency movements against portions of our unhedged balance sheet exposures.
Loss on extinguishment of debt in the three and six months ended December 25, 2016 related to the special mandatory redemption of our 2023 and 2026 Notes, as well as, the termination of the Amended and Restated Term Loan Agreement following the Termination of the Agreement and Plan of Merger and Reorganization with KLA-Tencor.
Other, net was higher during the December 2017 quarter, compared to the September 2017 quarter, primarily due to losses associated with the release of accumulated currency translation adjustments resulting from legal entity dissolutions during the period.
Income Tax Expense
As discussed in Note 5 of our Condensed Consolidated Financial Statements, the “Tax Cuts & Jobs Act” was signed into law on December 22, 2017 and is effective for our quarter which ended December 24, 2017. U.S. tax reform reduces the U.S. federal statutory tax rate from 35% to 21%, mandates payment of a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The impact on income taxes due to change in legislation is required under the authoritative guidance of Accounting Standards Codification 740, Income Taxes, to be recognized in the period in which the law is enacted. In conjunction, the SEC issued Staff Accounting Bulletin 118, which allows for the recording of provisional amounts related to U.S. tax reform and subsequent adjustments related to U.S. tax reform during a measurement period that is similar to the measurement period used when accounting for business combinations. As such, there is significant activity within the quarter which reflects the change in legislation. Most of that activity has provisionally been recorded in our Condensed Consolidated Financial Statements in the period ended December 24, 2017, as we have not yet completed the accounting for the tax effects of enactment. We recorded what we believe to be a reasonable estimate and the provisional activity is subject to further adjustments under SAB 118. In addition, for significant items for which we could not make a reasonable estimate, no provisional activity was recorded. The activity will be recorded during the measurement period allowed under SAB 118 when a reasonable estimate can be made, or when the effect of the activity is known. We will continue to refine provisional balances and adjustments may be made under SAB 118 during the measurement period as a result of future changes in interpretation, information available, assumptions made by the Company and/or issuance of additional guidance; these adjustments could be material.

The below discussion around the provision for income taxes and effective tax rate are significantly impacted by U.S. tax reform.
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	December 24, 2017	September 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016
	(in thousands, except percentages)
Income tax expense	$744,174	$97,030	$52,014	$841,204	$80,972
Effective tax rate	101.4%	14.1%	13.5%	59.2%	11.9%
The increase in the effective tax rate for the three months ended December 24, 2017 compared to the three months ended September 24, 2017 and the three months ended December 25, 2016 was primarily due to the impact of U.S. tax reform to the federal statutory tax rate, one-time transition tax on accumulated unrepatriated foreign earnings, and reversal of the deferred tax accrual set up in prior periods related to accumulated foreign earnings to be repatriated.
The increase in the effective tax rate for the six months ended December 24, 2017 compared to the six months ended December 25, 2016 was primarily due to the impact of U.S. tax reform to the federal statutory tax rate, one-time transition tax on accumulated unrepatriated foreign earnings, and reversal of the deferred tax accrual set up in prior periods related to accumulated foreign earnings to be repatriated.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States at rates that are generally lower than in the United States. Additionally, the impact of U.S. tax reform is being evaluated for how it will affect future years’ tax expense due to tax reform provisions that we will potentially be subject to beginning in fiscal year 2019. Tax reform provisions being evaluated impacting future years include GILTI and other provisions. Please refer to Note 6 of the notes to our Consolidated Financial Statements in our 2017 Form 10-K for additional information.
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
We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements regarding the critical accounting estimates indicated above.

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
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash and cash equivalents, investments, and restricted cash and investments (together comprising total cash and investments) were $6.0 billion at December 24, 2017 compared to $6.3 billion as of June 25, 2017. Approximately $5.0 billion and $4.8 billion of our total cash and investments as of December 24, 2017, and June 25, 2017, respectively, was held outside the United States in our foreign subsidiaries, the majority of which is held in U.S. dollars. U.S. taxes have already been provided for due to U.S. tax reform as discussed in Note 5 of our Condensed Consolidated Financial Statements.

Cash Flows from Operating Activities
Net cash provided by operating activities of $887.0 million during the six months ended December 24, 2017, consisted of (in millions):

Net income	$580.7
Non-cash charges:
Depreciation and amortization	159.0
Equity-based compensation	83.9
Deferred income taxes	(228.3)
Amortization of note discounts and issuance costs	9.1
Changes in operating asset and liability accounts	277.0
Other	5.6
$887.0
Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: increases in accrued expenses and other liabilities of $1.2 billion and increases in deferred profit of $141.0 million. The sources of cash are offset by uses of cash from the following: increases in accounts receivable of $603.4 million, inventories of $304.4 million, and prepaid expense and other assets of $74.3 million and decreases in trade accounts payable of $48.3 million.
Cash Flows from Investing Activities
Net cash used for investing activities during the six months ended December 24, 2017, was $598.7 million, primarily consisting of net purchases of available-for-sale securities of $323.5 million, capital expenditures of $144.8 million, and business acquisition of $115.7 million.
Cash Flows from Financing Activities
Net cash used for financing activities during the six months ended December 24, 2017, was $924.8 million, primarily consisting of $1.3 billion in treasury stock repurchases, $349.2 million of cash paid for debt extinguishment, and $145.9 million of dividends paid, partially offset by $798.9 million of net short-term borrowings and $38.2 million of stock issuance and treasury stock reissuances associated with our employee stock-based compensation plans.
Liquidity
Given that the semiconductor equipment industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of December 24, 2017, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
Under certain circumstances, our Convertible Notes may be converted into shares of our Common Stock. During the six months ended December 24, 2017, approximately $346.3 million principle value of Convertible Notes were converted and in the subsequent period through January 26, 2018, we received notice of conversion of an additional $228 million principal value of Convertible Notes, which will settle in the quarter ending March 25, 2018. We anticipate that conversions may continue in the coming quarter as the 2018 Notes approach maturity. We expect to have sufficient levels of cash, cash equivalents, and short term investments to fund the near-term settlement of these Convertible Notes.
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
On November 13, 2017, we established a commercial paper program under which we may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $1.25 billion. Individual maturities may vary, but cannot not exceed 397 days from the date of issue. The net proceeds from the CP Program will be used for general corporate purposes, including repurchases of our Common Stock from time to time and under our stock repurchase program. If at any time, funds are not available under favorable terms under CP Program, we may utilize the Amended Credit Agreement for funding. Amounts available under the CP Program may be re-borrowed.
During the December 2017 quarter, a one-time transition tax on accumulated unrepatriated foreign earnings, estimated at $991.3 million has been recognized associated with the recent U.S. tax reform. This value is identified as provisional in our Condensed Consolidated Financial Statements for the period ended December 24, 2017, and is subject to future measurement period adjustments under SAB 118. We have elected to pay this tax over a period of eight years, with 8% of the transition tax paid to be paid each September 15, for years 2018 through 2022, and 15%, 20%, and 25%, respectively, to be paid in on September 15, 2023, 2024, and 2025.
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
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2017 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 25, 2017. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of December 24, 2017. Actual results may differ materially.
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

The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of December 24, 2017, were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 24, 2017	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Time deposit	$521,265	$521,265	$521,265	$521,265	$521,265	$521,265	$521,265
U.S. Treasury and agencies	855,503	845,703	835,893	826,084	816,277	806,471	796,668
Municipal notes and bonds	181,905	180,891	179,863	178,836	177,808	176,781	175,754
Government-sponsored enterprises	48,840	48,334	47,828	47,323	46,817	46,312	45,807
Foreign government bonds	62,333	61,727	61,122	60,516	59,910	59,305	58,699
Bank and corporate notes	2,743,690	2,720,516	2,697,341	2,674,148	2,650,943	2,627,741	2,604,542
Mortgage backed securities - residential	55,161	54,511	53,858	53,205	52,551	51,898	51,244
Mortgage backed securities - commercial	123,691	122,868	122,045	121,221	120,399	119,576	118,753
Total	$4,592,388	$4,555,815	$4,519,215	$4,482,598	$4,445,970	$4,409,349	$4,372,732
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of December 24, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations, and Earnings per Share
We have $3.3 billion in aggregate principal amount of senior unsecured notes, convertible notes, and commercial paper instruments outstanding. Additionally, we have $1.25 billion available to us in revolving credit arrangements, with an option for us to request an increase in the facility of up to an additional $600 million, for a potential total commitment of $1.85 billion. We may, in the future, decide to borrow amounts under the revolving credit agreement, or to enter into additional debt arrangements.
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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part 1 Item 1. Business, accounted for approximately 91%, 92%, and 92% of total revenue in the six months ended December 24, 2017 and fiscal years 2017, and 2016, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
Certain Critical Information Systems, That We Rely on for the Operation of Our Business, and Products That We Sell Are Susceptible to Cybersecurity and Other Threats or Incidents
We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include but are not limited to, telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, (some of which may be integrated into the products that we sell or be required in order to provide the services that we offer), network communications, and email. These information systems may be owned and maintained by us, our outsourced providers, or third parties such as vendors, contractors, and Cloud providers. In addition, we make use of Software-As-A-Service (SAAS) products for certain important business functions that are provided by third parties and hosted on their own networks and servers, or third party networks and servers, all of which rely on networks, email and/or the Internet for their function. All of these information systems are subject to disruption, breach or failure from various sources, including those using techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event, or that may continue undetected for an extended period of time. Those sources may include mistakes or unauthorized actions by our employees or contractors; phishing schemes and other third-party attacks, and degradation or loss of service or access to our data due to viruses, malware, denial of service attacks, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines, and networking equipment.
We have experienced cyber threats and incidents in the past. Although past threats and incidents have not resulted in a material adverse effect, we may incur material losses related to cyber threats or incidents in the future. If we were subject to a cyber incident, it could have a material adverse effect on our business. Such adverse effects might include:

•	Loss of confidential and/or sensitive information stored on these critical information systems or transmitted to or from those systems;

•	The disruption of the proper function of our products, services and/or operations;

•	The failure of our or our customers’ manufacturing processes;

•	Errors in the output of our work or our customers’ work;

•	The loss or public exposure of the personal information of our employees or customers;

•	The public release of customer orders, financial and business plans, and operational results;

•	Exposure to claims from third parties who are adversely impacted by such incidents;

•	Misappropriation or theft of Company, customer, supplier, or other’s assets or resources, and costs associated therewith;

•	Diminution in the value of Lam's investment in research, development and engineering; or

•	Our failure to meet, or violation of, regulatory or other legal obligations, such as the timely publication or filing of financial statements, tax forms and other required communications.
While we have implemented ISO 27001 compliant security procedures and virus protection software, intrusion prevention systems, identity and access control, and emergency recovery processes, and we carefully select our third party providers of information systems, to mitigate risks to the information systems that we rely on, those mitigation and protection systems cannot be guaranteed to be fail-safe and we may still suffer cyber-related incidents.
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
Repurchases of Company Shares
In November 2017, the Board of Directors authorized us to repurchase up to an additional $2.0 billion of Common Stock; this authorization supplements the remaining balances from any prior authorizations. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using our on-shore cash, on-shore cash generation, and available credit facilities. This repurchase program has no termination date and may be suspended or discontinued at any time.
Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except share and per share data)
Amount available at June 25, 2017				$282,141
Quarter ended September 24, 2017	1,790	$158.40	1,779	124,203
September 25, 2017 - October 22, 2017	241	$185.85	235	80,633
Board authorization, $2.0 billion increase, November 2017				2,080,633
October 23, 2017 - November 19, 2017	213	$207.16	210	2,037,104
November 20, 2017 - December 24, 2017	3,352	$190.97	3,264	1,034,459
Quarter ended December 24, 2017	3,806	$194.99	3,709	$1,034,459

(1)
During the three and six months ended December 24, 2017, we acquired 98 thousand shares at a total cost of $18.4 million, and 109 thousand shares at a total cost of $20.2 million, respectively, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.

(2)	Average price paid per share excludes effect accelerated share repurchases; see additional disclosure below regarding our accelerated share repurchase activity during the fiscal year.

Accelerated Share Repurchase Agreements Executed in December Quarter
On November 20, 2017, we entered into four separate accelerated share repurchase agreements (collectively, the " November 2017 ASR") with two financial institutions to repurchase a total of $1.0 billion of Common Stock. We took an initial delivery of 3,254,300 shares, which represented 70% of the prepayment amount divided by our closing stock price on November 20, 2017. The total number of shares to be received under the November 2017 ASR will be based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of two of the transactions is expected to be completed no later than February 22, 2018, and final settlement for the remaining transactions is expected to be completed no sooner than March 26, 2018 or no later than May 24, 2018.
Accelerated Share Repurchase Agreements Settled in Fiscal Year
On April 19, 2017, we entered into two separate accelerated share repurchase agreements (collectively, the “April 2017 ASR”) with two financial institutions to repurchase a total of $500 million of Common Stock. We took an initial delivery of approximately 2,570,000 shares, which represented 70% of the prepayment amount divided by our closing stock price on April 19, 2017. The total number of shares received under the April 2017 ASR was based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. The April 2017 ASR settled on June 30, 2017. Approximately 780,000 shares were received at final settlement, which resulted in a weighted-average share price of approximately $149.16 for the transaction period.

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

Date:	January 30, 2018	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)	Employment Agreement with Martin B. Anstice, dated January 2, 2018*

10.2(1)	Employment Agreement with Timothy M. Archer, dated January 2, 2018*

10.3(1)	Employment Agreement with Douglas R. Bettinger, dated January 2, 2018*

10.4(1)	Employment Agreement with Richard A. Gottscho, dated January 2, 2018*

10.5(1)	Form of Change in Control Agreement*

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 8, 2018 (SEC File No. 000-12933).