Form 10-Q
period 2018-03-25
LAM RESEARCH CORP
filed 2018-04-24
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2018
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
As of April 19, 2018, the Registrant had 164,045,205 shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Revenue	$2,892,115	$2,153,995	$7,951,070	$5,668,713
Cost of goods sold	1,561,401	1,182,591	4,265,446	3,134,315
Gross margin	1,330,714	971,404	3,685,624	2,534,398
Research and development	305,412	265,986	861,801	748,030
Selling, general, and administrative	197,791	167,000	565,719	492,175
Total operating expenses	503,203	432,986	1,427,520	1,240,205
Operating income	827,511	538,418	2,258,104	1,294,193
Other expense, net	(55,810)	(7,838)	(64,464)	(86,015)
Income before income taxes	771,701	530,580	2,193,640	1,208,178
Income tax benefit (expense)	7,099	44,133	(834,105)	(36,839)
Net income	$778,800	$574,713	$1,359,535	$1,171,339
Net income per share:
Basic	$4.80	$3.52	$8.40	$7.22
Diluted	$4.33	$3.10	$7.45	$6.40
Number of shares used in per share calculations:
Basic	162,378	163,408	161,885	162,225
Diluted	179,779	185,094	182,565	182,885
Cash dividend declared per common share	$0.50	$0.45	$1.45	$1.20

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Net income	$778,800	$574,713	$1,359,535	$1,171,339
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	12,197	6,648	25,305	(3,279)
Cash flow hedges:
Net unrealized (losses) gains during the period	(36,616)	(12,478)	(26,624)	326
Net losses (gains) reclassified into earnings	5,290	(4,904)	2,019	6,544
	(31,326)	(17,382)	(24,605)	6,870
Available-for-sale investments:
Net unrealized (losses) gains during the period	(25,406)	5,595	(45,472)	(10,713)
Net losses (gains) reclassified into earnings	43,109	(510)	43,070	484
	17,703	5,085	(2,402)	(10,229)
Defined benefit plans, net change in unrealized component	155	124	(2,029)	369
Other comprehensive loss, net of tax	(1,271)	(5,525)	(3,731)	(6,269)
Comprehensive income	$777,529	$569,188	$1,355,804	$1,165,070

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 25, 2018	June 25, 2017
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$4,698,995	$2,377,534
Investments	1,785,976	3,663,628
Accounts receivable, less allowance for doubtful accounts of $5,292 as of March 25, 2018, and $5,103 as of June 25, 2017	2,082,632	1,673,398
Inventories	1,693,128	1,232,916
Prepaid expenses and other current assets	165,066	195,022
Total current assets	10,425,797	9,142,498
Property and equipment, net	826,500	685,595
Restricted cash and investments	256,587	256,205
Goodwill	1,485,653	1,385,673
Intangible assets, net	340,238	410,995
Other assets	328,724	241,799
Total assets	$13,663,499	$12,122,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$630,912	$464,643
Accrued expenses and other current liabilities	1,145,341	969,361
Deferred profit	748,902	607,672
Current portion of convertible notes, and capital leases; and commercial paper	1,423,265	908,439
Total current liabilities	3,948,420	2,950,115
Long-term debt and capital leases, less current portion	1,781,731	1,784,974
Income taxes payable	818,700	120,178
Other long-term liabilities	230,620	280,186
Total liabilities	6,779,471	5,135,453
Commitments and contingencies
Temporary equity, convertible notes	80,973	169,861
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares; issued and outstanding, 164,100 shares at March 25, 2018, and 161,723 shares at June 25, 2017	164	162
Additional paid-in capital	6,005,557	5,845,485
Treasury stock, at cost; 112,224 shares at March 25, 2018, and 105,569 shares at June 25, 2017	(6,551,630)	(5,216,187)
Accumulated other comprehensive loss	(65,431)	(61,700)
Retained earnings	7,414,395	6,249,691
Total stockholders’ equity	6,803,055	6,817,451
Total liabilities and stockholders’ equity	$13,663,499	$12,122,765
(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended
	March 25, 2018	March 26, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,359,535	$1,171,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,276	227,869
Deferred income taxes	(209,214)	69,867
Equity-based compensation expense	125,002	106,173
Impairment of investment	42,456	—
Loss on extinguishment of debt	—	36,325
Amortization of note discounts and issuance costs	13,469	19,168
Other, net	23,327	10,777
Changes in operating assets and liabilities	341,538	(341,508)
Net cash provided by operating activities	1,937,389	1,300,010
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(193,814)	(122,608)
Business acquisition, net of cash acquired	(115,697)	—
Purchases of available-for-sale securities	(2,377,459)	(3,594,060)
Sales and maturities of available-for-sale securities	4,188,870	1,616,316
Transfers of restricted cash and investments	(382)	(5,736)
Other, net	(14,358)	(11,627)
Net cash provided by (used for) investing activities	1,487,160	(2,117,715)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations and payments for debt issuance costs	(577,415)	(1,685,868)
Net proceeds from issuance of commercial paper	997,971	—
Proceeds from borrowings on revolving credit facility	750,000	—
Repayments of borrowings on revolving credit facility	(750,000)	—
Treasury stock purchases	(1,346,940)	(285,894)
Dividends paid	(225,604)	(169,786)
Reissuance of treasury stock related to employee stock purchase plan	34,057	36,543
Proceeds from issuance of common stock	6,632	12,544
Other, net	11	(124)
Net cash used for financing activities	(1,111,288)	(2,092,585)
Effect of exchange rate changes on cash and cash equivalents	8,200	(462)
Net increase (decrease) in cash and cash equivalents	2,321,461	(2,910,752)
Cash and cash equivalents at beginning of period	2,377,534	5,039,322
Cash and cash equivalents at end of period	$4,698,995	$2,128,570
Schedule of non-cash transactions:
Accrued payables for stock repurchases	2,165	2,272
Accrued payables for capital expenditures	32,610	10,077
Dividends payable	82,030	73,953
Transfers of inventory to property and equipment, net	38,878	35,972

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 25, 2018
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 24, 2018 and includes 52 weeks. The quarters ended March 25, 2018 (the “March 2018 quarter”) and March 26, 2017 (the “March 2017 quarter”) included 13 weeks.
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
The Company adopted this standard in the first quarter of fiscal year 2018. As a result of the adoption, the Company recorded a $40.1 million cumulative-effect adjustment to retained earnings for the recognition of previously unrecognized excess tax benefits for all years prior to the adoption. As required by the standard update, the amendment was applied prospectively to recognize excess tax benefits or deficiencies in the income statement in the period of occurrence. Accordingly, the provision for income taxes in the three and nine months ended March 25, 2018 included excess tax benefits of $37.1 million and $50.2 million, respectively, that decreased the income tax provision. Additionally, the Company has elected to apply the change in cash flow classification on a prospective basis. The Company has elected to continue to estimate the number of forfeitures expected to occur to determine the amount of compensation cost to be recognized each period. The Company has elected to adopt the effects of the standard update with regard to the income tax withholdings obligations on a prospective basis. The impact of the adoption of the standard applicable to income tax withholdings was not material during the three and nine months ended March 25, 2018.
In August 2017, the FASB released ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The new guidance is intended to: (1) more closely align hedge accounting with an entity’s risk management strategies, (2) simplify the application of hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness, and (3) increase transparency around the scope and results of hedging programs. The Company is required to adopt the standard in the first quarter of fiscal year 2020, using a modified-retrospective approach for any cash flow or net investment hedges that exist on the date of adoption. The Company elected to early adopt the standard in the current quarter. The cumulative-effect adjustment to eliminate ineffectiveness is not material to the Company's previously issued Consolidated Financial Statements. The presentation and disclosure have been modified on a prospective basis, as required by the standard update.
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
The Company is required to adopt these standards starting in the first quarter of fiscal year 2019 using either of two methods: (1) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (2) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. The Company currently anticipates adopting this new guidance using the modified retrospective transition method, and is continuing its evaluation of the impact that the new standard will have on its Condensed Consolidated Financial Statements and disclosures, business processes, systems, and controls. While the Company’s evaluation of the impact of the standard on its financial statements with respect to its spare parts and service revenue has not been completed, the Company believes that the timing of revenue recognition for certain of its systems will generally be earlier than under existing revenue recognition guidance. The Company continues to evaluate the impact to its revenues related to its pending adoption of these standards and its preliminary assessments are subject to change.
In January 2016, the FASB released ASU 2016-1, “Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities.” The FASB issued a subsequent amendment to the initial guidance in February 2018 within ASU 2018-03. These amendments change the accounting for and financial statement presentation of equity investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee. The amendments provide clarity on the measurement methodology to be used for the required disclosure of fair value of financial instruments measured at amortized cost on the balance sheet and clarifies that an entity should evaluate the need for a valuation allowance on deferred tax assets related to available-for-sale securities in combination with the entity’s other deferred tax assets, among other changes. The Company is required to adopt these standards starting in the first quarter of fiscal year 2019 and does not anticipate that implementation will have a material impact on its Condensed Consolidated Financial Statements.
In January 2016, the FASB released ASU 2016-2, “Leases.” The FASB issued a subsequent amendment to the initial guidance in January 2018 within ASU 2018-01. The core principle of the standard requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The amendment offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Company is required to adopt these standards starting in the first quarter of fiscal year 2020 using a modified-retrospective approach on the earliest period presented. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
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
In February 2018, the FASB released ASU 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This standard update addresses a specific consequence of the Tax Cuts and Jobs Act (“U.S tax reform”) and allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from U.S. tax reform. Consequently, the update eliminates the stranded tax effects that were created as a result of the historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The Company is required to adopt this standard in the first quarter of fiscal year 2020, with early adoption permitted. The amendments in this update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently in the process of evaluating the impact of adoption on its Condensed Consolidated Financial Statements.
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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
	(in thousands)
Equity-based compensation expense	$41,095	$35,323	$125,002	$106,173
Income tax benefit recognized related to equity-based compensation expense	$46,366	$9,954	$77,842	$29,674
The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis. In the first quarter of fiscal year 2018, the Company adopted ASU 2016-9, “Compensation – Stock Compensation,” as discussed further in Note 2.

Stock Options
The fair value of the Company’s stock options granted during the nine months ended March 25, 2018 was estimated using a Black-Scholes options valuation model, which requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award.

The following table summarizes stock option activity:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price
June 25, 2017	594,059	$66.69
Granted	63,980	$190.07
Exercised	(125,918)	$52.69
Expired or forfeited	—	$—
March 25, 2018	532,121	$84.83
Restricted Stock
The Company granted both service-based RSUs and market-based PRSUs during the nine months ended March 25, 2018. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the grant date, discounted for dividends. The fair value of the Company’s market-based PRSUs was calculated using a Monte Carlo simulation model at the date of the grant. Market-based PRSUs generally vest three years from the grant date if certain performance criteria are achieved and require continued employment. Based upon the terms of such awards, the number of shares that can be earned over the performance periods is based on the Company’s Common Stock price performance compared to the market price performance of the Philadelphia Semiconductor Sector Index (“SOX”), ranging from 0% to 150% of target. The stock price performance or market price performance is measured using the closing price for the 50-trading days prior to the dates the performance period begins and ends. The target number of shares represented by the market-based PRSUs is increased by 2% of target for each 1% that Common Stock price performance exceeds the market price performance of the SOX index. The result of the vesting formula is rounded down to the nearest whole number.

The following table summarizes restricted stock activity:

	Service-based RSUs Outstanding		Market-based RSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
June 25, 2017	2,687,606	$92.01	862,455	$83.83
Granted	930,160	$183.93	285,866	$170.15
Vested	(1,302,294)	$86.87	(407,024)	$76.88
Expired or Forfeited	(51,227)	$100.62	(6,802)	$82.48
March 25, 2018	2,264,245	$132.53	734,495	$103.94
ESPP
The 1999 Employee Stock Purchase Plan, as amended and restated (the “1999 ESPP”), allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of Common Stock on the first or last day of the applicable purchase period. Typically, each offering period lasts up to twelve months and comprises two interim purchase dates. In 2017, the ESPP plan transitioned from three to two purchases per year. These purchases occur in six month increments on the last trading days of April and October.
During the nine months ended March 25, 2018, a total of 412,469 shares of the Company’s Common Stock were sold to employees under the 1999 ESPP.  No shares of Common Stock were sold to employees during the three months ended March 25, 2018.

Purchase rights under the 1999 ESPP were valued using the Black-Scholes option valuation model and the following weighted-average assumptions for the nine months ended March 25, 2018 and three and nine months ended  March 26, 2017; there were no ESPP purchase rights issued in the three months ended March 25, 2018:

	Three Months Ended	Nine Months Ended
	March 26, 2017	March 25, 2018	March 26, 2017
Expected stock price volatility	27.24%	29.13%	31.80%
Risk-free interest rate	0.52%	0.82%	0.41%
Expected term (years)	0.78	0.77	0.73
Dividend yield	1.00%	0.89%	1.10%
NOTE 4 — OTHER EXPENSE, NET
The significant components of other expense, net, are as follows:

	Three Months Ended		Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
	(in thousands)
Interest income	$21,761	$16,345	$62,548	$40,053
Interest expense	(25,734)	(24,752)	(72,956)	(92,822)
(Losses) Gains on deferred compensation plan related assets, net	(1,995)	4,294	7,532	12,131
Loss on impairment of investments	(42,456)	—	(42,456)	—
Loss on extinguishment of debt	—	—	—	(36,325)
Foreign exchange (losses) gains, net	(1,065)	679	(2,869)	2,910
Other, net	(6,321)	(4,404)	(16,263)	(11,962)
	$(55,810)	$(7,838)	$(64,464)	$(86,015)
Interest income in the three and nine months ended March 25, 2018, increased compared to same period in 2017 due to higher yield and balances. Interest expense decreased in the nine months ended March 25, 2018 compared to the same period in 2017 due to the termination of the Term Loan Agreement and mandatory redemption of the Senior Notes due 2023 and 2026 during the December 2016 quarter. The loss on impairment of investments in the three and nine months ended March 25, 2018 is the result of a decision to sell selected investments held in foreign jurisdictions in conjunction with our cash repatriation strategy following the Tax Cuts & Jobs Act of 2017. Loss on extinguishment of debt realized in the nine months ended March 26, 2017 is primarily a result of the mandatory redemption of the Senior Notes Due 2023 and 2026 as well as the termination of the Term Loan Agreement.
NOTE 5 — INCOME TAX EXPENSE
On December 22, 2017, the “Tax Cuts & Jobs Act” (hereafter referred to as “U.S. tax reform”) was signed into law and is effective for the Company starting in the quarter ended December 24, 2017. U.S. tax reform reduces the U.S. federal statutory tax rate from 35% to 21%, mandates payment of a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. The impact on income taxes due to change in legislation is required under the authoritative guidance of Accounting Standards Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted. In conjunction, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which allows for the recording of provisional amounts related to U.S. tax reform and subsequent adjustments related to U.S. tax reform during a measurement period that is similar to the measurement period used when accounting for business combinations. As such, there is significant activity in the nine months ended March 25, 2018, which reflects the change in legislation. Most of that activity has provisionally been recorded in the Company’s Condensed Consolidated Financial Statements in the period ended December 24, 2017, as the Company has not yet completed the accounting for the tax effects of enactment. The Company has recorded what it believes to be a reasonable estimate and the provisional activity is subject to further adjustments under SAB 118. In addition, for significant items for which the Company could not make a reasonable estimate, no provisional activity was recorded. The activity will be recorded during the measurement period allowed under SAB 118 when a reasonable estimate can be made, or when the effect of the activity is known. The Company will continue to refine the provisional balances and adjustments may be made under SAB 118 during the measurement period as a result of future changes in interpretation, information available, assumptions made by the Company and/or issuance of additional guidance; these adjustments could be material.
The Company recorded an income tax (benefit) expense of $(7.1) million and $834.1 million for the three and nine months ended March 25, 2018, which yielded an effective tax rate of approximately (0.9)% and 38.0%, respectively.
As a result of U.S. tax reform, the Company revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 35% to 21%. As the Company has a fiscal year ending the last Sunday in June, it is subject to transitional tax rate rules. Therefore, a blended rate of 28.27% was computed as effective for the current fiscal year. The difference between the U.S. federal statutory tax rate of 28.27% and the Company’s effective tax rate for the three and nine months ended March 25, 2018 is primarily due to the impact of U.S. tax reform, outlined below, and income in lower tax jurisdictions.
Revaluation of the Company’s deferred tax balances to reflect the new U.S. federal statutory tax rate and computation of the one-time transition tax on accumulated unrepatriated foreign earnings were recorded on a provisional basis in the nine months ended March 25, 2018 and are therefore subject to potential measurement period adjustments under SAB 118. The Company revalued the deferred tax balances based on the tax rates at which the balance, or a portion of the balance, is expected to reverse in the future. Generally, this is 21%, but for certain balances which are expected to reverse at the Company’s current fiscal year blended rate. The Company has not yet completed the revaluation of the deferred tax balances due to estimates which are being used during interim periods until finalization of the balances can occur at the Company’s fiscal year end. The provisional amount recorded related to the revaluation of the Company’s deferred tax balance was $42.7 million, and an associated tax liability was remeasured at $54.4 million, which is the tax effect of when the balance is expected to reverse. The one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that was previously deferred from U.S. income taxes. The Company had previously accrued deferred taxes on a portion of this E&P. The Company has not yet completed the calculation of total post-1986 E&P and related income tax pools for its foreign subsidiaries. The Company recorded a provisional amount for the one-time transition tax of $991.3 million, which was offset by the release of the associated previously accrued deferred taxes of $287.8 million. The net increase to tax expense recognized in the three months ended December 24, 2017 was $703.5 million. The one-time transition tax may be elected to be paid over a period of eight years. The Company intends to make this election.
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
The Company is in various stages of examination in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its unrecognized tax benefits as a result of tax examinations or lapses of statute of limitations. The estimated reduction in unrecognized tax benefits may range up to $91 million.

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

	Three Months Ended		Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
	(in thousands, except per share data)
Numerator:
Net income	$778,800	$574,713	$1,359,535	$1,171,339
Denominator:
Basic average shares outstanding	162,378	163,408	161,885	162,225
Effect of potential dilutive securities:
Employee stock plans	2,367	2,107	2,546	2,164
Convertible notes	10,279	16,829	13,618	16,230
Warrants	4,755	2,750	4,516	2,266
Diluted average shares outstanding	179,779	185,094	182,565	182,885
Net income per share - basic	$4.80	$3.52	$8.40	$7.22
Net income per share - diluted	$4.33	$3.10	$7.45	$6.40

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
	(in thousands)
Options and RSUs	19	28	6	135
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
The following table sets forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of March 25, 2018, and June 25, 2017:

	March 25, 2018
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$536,477	$—	$—	$536,477	$529,918	$—	$6,559	$—
Level 1:
Time deposit	715,363	—	—	715,363	465,335	—	250,028	—
Money market funds	2,954,408	—	—	2,954,408	2,954,408	—	—	—
U.S. Treasury and agencies	967,581	1	(206)	967,376	749,334	218,042	—	—
Mutual funds	69,659	669	(67)	70,261	—	—	—	70,261
Level 1 Total	4,707,011	670	(273)	4,707,408	4,169,077	218,042	250,028	70,261
Level 2:
Municipal notes and bonds	156,279	1	(533)	155,747	—	155,747	—	—
Government-sponsored enterprises	19,467	1	(180)	19,288	—	19,288	—	—
Foreign government bonds	6,462	—	—	6,462	—	6,462	—	—
Corporate notes and bonds	1,300,174	137	(1,090)	1,299,221	—	1,299,221	—	—
Mortgage backed securities — residential	12,204	5	—	12,209	—	12,209	—	—
Mortgage backed securities — commercial	75,005	2	—	75,007	—	75,007	—	—
Level 2 Total	1,569,591	146	(1,803)	1,567,934	—	1,567,934	—	—
Total	$6,813,079	$816	$(2,076)	$6,811,819	$4,698,995	$1,785,976	$256,587	$70,261

	June 25, 2017
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$551,308	$—	$—	$551,308	$545,130	$—	$6,178	$—
Level 1:
Time deposit	640,666	—	—	640,666	390,639	—	250,027	—
Money market funds	1,423,417	—	—	1,423,417	1,423,417	—	—	—
U.S. Treasury and agencies	783,848	684	(2,111)	782,421	8,297	774,124	—	—
Mutual funds	53,247	3,007	—	56,254	—	—	—	56,254
Level 1 Total	2,901,178	3,691	(2,111)	2,902,758	1,822,353	774,124	250,027	56,254
Level 2:
Municipal notes and bonds	194,575	308	(7)	194,876	—	194,876	—	—
U.S. Treasury and agencies	12,795	—	(167)	12,628	—	12,628	—	—
Government-sponsored enterprises	24,502	—	(6)	24,496	—	24,496	—	—
Foreign government bonds	62,917	219	(114)	63,022	—	63,022	—	—
Corporate notes and bonds	2,433,622	4,654	(1,840)	2,436,436	10,051	2,426,385	—	—
Mortgage backed securities — residential	102,760	87	(489)	102,358	—	102,358	—	—
Mortgage backed securities — commercial	65,828	9	(98)	65,739	—	65,739	—	—
Level 2 Total	2,896,999	5,277	(2,721)	2,899,555	10,051	2,889,504	—	—
Total	$6,349,485	$8,968	$(4,832)	$6,353,621	$2,377,534	$3,663,628	$256,205	$56,254
The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. Additionally, the Company also considers factors such as the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis.
During the three and nine months ended March 25, 2018, the Company recorded a $42.5 million other-than-temporary impairment charge on a portion of its available-for-sale investments as a result of a decision to sell selected investments held in foreign jurisdictions in conjunction with our cash repatriation strategy following the U.S. tax reform legislation. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three and nine months ended March 26, 2017.
The Company does not intend to sell its domestic investment portfolio and it is not more likely than not that it will be required to sell these investments before recovery of their amortized cost bases. Accordingly, the Company does not consider its domestically held investments to be other-than-temporarily impaired.
Gross realized gains/(losses) from sales of investments were approximately $0.9 million and $(4.7) million, respectively, in the three months ended March 25, 2018, and $0.3 million and $(0.7) million, respectively, in the three months ended March 26, 2017. Gross realized gains/(losses) from sales of investments were approximately $1.9 million and $(6.8) million, respectively, in the nine months ended March 25, 2018 and $3.0 million and $(1.3) million, respectively, in the nine months ended March 26, 2017.

The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investment in unrealized loss positions:

	March 25, 2018
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
U.S. Treasury and agencies	$19,026	$(144)	$4,338	$(62)	$23,364	$(206)
Municipal notes and bonds	149,564	(533)	—	—	149,564	(533)
Mutual funds	9,117	(67)	—	—	9,117	(67)
Government-sponsored enterprises	10,805	(180)	—	—	10,805	(180)
Corporate notes and bonds	79,534	(954)	17,840	(136)	97,374	(1,090)
	$268,046	$(1,878)	$22,178	$(198)	$290,224	$(2,076)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities are as follows as of March 25, 2018:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$4,780,498	$4,780,239
Due after one year through five years	1,345,093	1,343,499
Due in more than five years	81,352	81,343
	$6,206,943	$6,205,081
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
At inception and at each quarter-end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign exchange contracts due to changes in time value are included in the assessment of effectiveness. To qualify for hedge accounting, the hedge relationship must meet criteria relating to both the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the three or nine months ended March 25, 2018 and March 26, 2017 associated with ineffectiveness or forecasted transactions that failed to occur.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of March 25, 2018, the Company had a net loss of $23.6 million accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges which it expects to reclassify from other comprehensive income into earnings over the next 12 months. Additionally, as of March 25, 2018, the Company had a net loss of $1.8 million accumulated in other comprehensive income, net of tax, related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 7.0 years.
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

As of March 25, 2018, the Company had the following outstanding foreign currency contracts that were entered into under its cash flow and balance sheet hedge programs:

	Notional Value
	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign currency forward contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$836,677	$—	$196,023
Euro	104,593	—	57,781	—
Korean won	33,474	—	—	93,412
Taiwan dollar	—	—	24,086	—
Singapore dollar	—	—	15,943	—
British pound sterling	—	—	9,859	—
Swiss franc	—	—	7,354	—
Indian rupee	—	—	1,527	—
	$138,067	$836,677	$116,550	$289,435
Foreign currency option contracts
	Buy Put	Sell Put	Buy Put	Sell Put
Japanese yen	$—	$—	$18,018	$18,018

The fair value of derivative instruments in the Company’s Condensed Consolidated Balance Sheets as of March 25, 2018, and June 25, 2017 were as follows:

	March 25, 2018				June 25, 2017
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	$3,129	Accrued expenses and other current liabilities	$28,780	Prepaid expense and other assets	$8,061	Accrued expenses and other current liabilities	$2,916
Interest rate contracts, short-term		—	Accrued expenses and other current liabilities	2,981			Accrued expenses and other current liabilities	2,833
Interest rate contracts, long-term		—	Other long-term liabilities	25,926			Other long-term liabilities	7,269
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	69	Accrued expenses and other current liabilities	145	Prepaid expense and other assets	213	Accrued expenses and other current liabilities	342
Total Derivatives		$3,198		$57,832		$8,274		$13,360
Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of March 25, 2018, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be an offset to assets and liabilities by $3.1 million, resulting in a net derivative asset of $0.1 million and net derivative liability of $54.7 million. As of June 25, 2017, the potential effect of rights of offset associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $5.9 million, resulting in a net derivative asset of $2.3 million and a net derivative liability of $7.4 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

		Three Months Ended March 25, 2018		Nine Months Ended March 25, 2018
	Location of Gain or (Loss) Reclassified from AOCI into Income	(Loss) Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Income	(Loss) Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Income
		(in thousands)
Derivatives in Cash Flow Hedging Relationships
Foreign Exchange Contracts	Revenue	$(44,399)	$(7,375)	$(36,214)	$(7,410)
Foreign Exchange Contracts	Cost of goods sold	2,735	1,084	4,928	3,556
Foreign Exchange Contracts	Selling, general, and administrative	690	501	1,840	2,227
		$(40,974)	$(5,790)	$(29,446)	$(1,627)
Derivatives in Fair Value Hedging Relationships
Interest Rate Contracts	Other expense, net	—	(32)	—	(94)

		Three Months Ended March 26, 2017			Nine Months Ended March 26, 2017
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in or Reclassified into Income	(Loss) Gain Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	(Loss) Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
		(in thousands)
Foreign Exchange Contracts	Revenue	$(16,734)	$5,646	$2,367	$(1,509)	$(8,379)	$3,780
Foreign Exchange Contracts	Cost of goods sold	2,095	(56)	(227)	1,544	(63)	(322)
Foreign Exchange Contracts	Selling, general, and administrative	898	(57)	(76)	526	(212)	(112)
Foreign Exchange Contracts	Other expense, net	—	—	(16)	—	—	(13)
Interest Rate Contracts	Other expense, net	—	(30)	—	—	1,757	—
		$(13,741)	$5,503	$2,048	$561	$(6,897)	$3,333
The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended		Nine Months Ended
		March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Derivatives Not Designated as Hedging Instruments:	Location of Gain Recognized in Income	Gain Recognized in Income	Loss Recognized in Income	Gain Recognized in Income	Gain Recognized in Income
(in thousands)
Foreign Exchange Contracts	Other income	$1,198	$(3,067)	$6,482	$893

The following table presents the effect of fair value cash flow hedge accounting on the Statement of Financial Performance:

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended				Nine Months Ended
	March 25, 2018				March 25, 2018
	Revenue	Cost of Goods Sold	Selling, General and Admini-strative	Other Income (Expense)	Revenue	Cost of Goods Sold	Selling, General and Admini-strative	Other Income (Expense)
	(in thousands)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded:
	$2,892,115	$1,561,401	$197,791	$(55,810)	$7,951,070	$4,265,446	$565,719	$(64,464)

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20:
Interest contracts:
Hedged items	—	—	—	9,725	—	—	—	18,805
Derivatives designated as hedging instruments	—	—	—	(9,725)	—	—	—	(18,805)

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	(7,375)	1,084	501	—	(7,410)	3,556	2,227	—
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

NOTE 8 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	March 25, 2018	June 25, 2017
	(in thousands)
Raw materials	$834,298	$625,600
Work-in-process	282,833	213,066
Finished goods	575,997	394,250
	$1,693,128	$1,232,916
NOTE 9 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.5 billion and $1.4 billion as of March 25, 2018, and June 25, 2017, respectively. As of March 25, 2018, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Intangible Assets
The following table provides the Company’s intangible assets:

	March 25, 2018			June 25, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$630,312	$(417,297)	$213,015	$615,164	$(366,439)	$248,725
Existing technology	669,726	(554,339)	115,387	643,196	(487,056)	156,140
Patents	37,953	(33,191)	4,762	36,553	(31,238)	5,315
Other intangible assets	43,814	(36,740)	7,074	36,514	(35,699)	815
Total intangible assets	$1,381,805	$(1,041,567)	$340,238	$1,331,427	$(920,432)	$410,995
The Company recognized $40.8 million and $38.6 million in intangible asset amortization expense during the three months ended March 25, 2018, and March 26, 2017, respectively. During the nine months ended March 25, 2018 and March 26, 2017, the company recognized $120.9 million and $115.9 million, respectively, in intangible asset amortization expense. Refer to Note 15 - Business Combinations for additional information regarding intangible assets acquired during the nine months ended March 25, 2018.
The estimated future amortization expense of intangible assets as of March 25, 2018, was as follows:

Fiscal Year	Amount
(in thousands)
2018 (remaining 3 months)	$39,696
2019	123,606
2020	58,476
2021	55,792
2022	52,148
Thereafter	10,520
$340,238

NOTE 10 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 25, 2018	June 25, 2017
	(in thousands)
Accrued compensation	$438,083	$447,363
Warranty reserves	200,078	161,981
Income and other taxes payable	179,130	95,127
Dividend payable	82,030	72,738
Other	246,020	192,152
	$1,145,341	$969,361

NOTE 11 — LONG-TERM DEBT AND OTHER BORROWINGS
As of March 25, 2018, and June 25, 2017, the Company’s outstanding debt consisted of the following:

	March 25, 2018				June 25, 2017
	Amount (in thousands)		Effective Interest Rate		Amount (in thousands)		Effective Interest Rate
Fixed-rate 1.25% Convertible Notes Due May 15, 2018 ("2018 Notes")	$171,491	(1)	5.27%		$447,436	(2)	5.27%
Fixed-rate 2.75% Senior Notes Due March 15, 2020 ("2020 Notes")	500,000		2.88%		500,000		2.88%
Fixed-rate 2.80% Senior Notes Due June 15, 2021 ("2021 Notes")	800,000		2.95%		800,000		2.95%
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%		500,000		3.87%
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 ("2041 Notes")	332,874	(1)	4.28%		631,074	(2)	4.28%
Commercial paper	999,925		2.21%	(3)	—		—
Total debt outstanding, at par	3,304,290				2,878,510
Unamortized discount	(88,847)				(178,589)
Fair value adjustment - interest rate contracts	(28,907)				(10,102)
Unamortized bond issuance costs	(2,069)				(3,161)
Total debt outstanding, at carrying value	$3,184,467				$2,686,658
Reported as:
Current portion of long-term debt, and commercial paper	$1,422,594	(4)			$907,827	(4)
Long-term debt	1,761,873				1,778,831
Total debt outstanding, at carrying value	$3,184,467				$2,686,658
____________________________
(1) As of March 25, 2018, these notes were convertible at the option of the bondholder, as a result of the condition described in (4) below. Upon closure of the conversion period, the 2041 Notes not converted will be reclassified back into noncurrent liabilities and the temporary equity will be reclassified into permanent equity.
(2) As of June 25, 2017, these notes were convertible at the option of the bond holder, as a result of the condition described in (4) below.
(3) Represents the weighted average effective interest rate for all outstanding balances as of March 25, 2018.
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
Under certain circumstances, the Convertible Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the table below. The principal value of Convertible Note conversions in the three and nine months ended March 25, 2018, was approximately $227.9 million and $574.2 million, respectively. During the quarter ended March 25, 2018, and in the subsequent period through Apri1 24, 2018, the Company received notice of conversion of an additional $5.9 million principal value of 2041 Notes, which will settle in the quarter ending June 24, 2018. All remaining 2018 Notes mature within the quarter ended June 24, 2018.
Selected additional information regarding the Convertible Notes outstanding as of March 25, 2018, and June 25, 2017, is as follows:

	March 25, 2018		June 25, 2017
	2018 Notes	2041 Notes	2018 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$96,282	$158,610	$89,604	$156,374
Carrying amount of temporary equity component, net of tax	$848	$80,125	$15,186	$154,675
Remaining amortization period (years)	0.1	23.1	0.8	23.8
Fair Value of Notes (Level 2)	$600,234	$2,024,004
Conversion rate (shares of common stock per $1,000 principal amount of notes)	16.7023	29.9741
Conversion price (per share of common stock)	$59.87	$33.36
If-converted value in excess of par value	$408,901	$1,688,887
Estimated share dilution using average quarterly stock price $196.79 per share	1,993	8,286
Convertible Note Hedges and Warrants
Concurrent with the issuance of the 2018 Notes the Company purchased a convertible note hedge and sold warrants. The warrants settlement is contractually defined as net share settlement. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock. As of March 25, 2018, the warrants associated with the 2018 Notes had not been exercised and remained outstanding.
In conjunction with the convertible note hedge, counterparties agreed to sell to the Company shares of Common Stock equal to the number of shares issuable upon conversion of the 2018 Notes in full. The convertible note hedge transactions will be settled in net shares and will terminate upon the earlier of the maturity date or the first day none of the respective notes remain outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2018 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2018 Notes. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock. During the three and nine months ended March 25, 2018 the note hedge was partially settled, resulting in the receipt of approximately 395,000 and 2,854,000 shares, respectively.

The following table presents the details of the warrants and convertible note hedge arrangements as of March 25, 2018:

2018 Notes
(shares in thousands)
Warrants:
Underlying shares	7,516
Estimated share dilution using average quarterly stock price $196.79 per share	4,755
Exercise price	$72.30
Expiration date range	August 15 - October 24, 2018
Convertible Note Hedge:
Number of shares available from counterparties	2,864
Exercise price	$59.87
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
Selected additional information regarding the Senior Notes outstanding as of March 25, 2018, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2020 Notes	2.0	$498,720
2021 Notes	3.2	$791,512
2025 Notes	7.0	$503,910
Commercial Paper Program
On November 13, 2017, the Company established a new commercial paper program (“the CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. The net proceeds from the commercial paper program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time and under the Company’s stock repurchase program.  As of March 25, 2018, borrowings under the CP Program totaled $999.9 million, with a weighted-average interest rate of 2.21% and maturities of 90 days or less. Amounts available under the CP Program may be re-borrowed.
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
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (2) LIBOR multiplied by the statutory rate, plus a spread of 0.9% to 1.5% in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants and events of default. As of March 25, 2018, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Convertible Notes, the Senior Notes, the term loan agreement, commercial paper, and the revolving credit facility during the three and nine months ended March 25, 2018, and March 26, 2017.

	Three Months Ended		Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
	(in thousands)
Contractual interest coupon	$20,663	$19,443	$57,246	$76,777
Amortization of interest discount	2,860	5,654	10,374	17,241
Amortization of issuance costs	561	482	1,590	1,931
Effect of interest rate contracts, net	51	(672)	(552)	(4,296)
Total interest cost recognized	$24,135	$24,907	$68,658	$91,653
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
The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “Operating Leases”). The Company was required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of March 25, 2018.
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

Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that are intended to limit its exposure to such indemnifications. As of March 25, 2018, the Company had not recorded any liability in connection with these indemnifications, as it does not believe that it is probable that any amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of March 25, 2018, the maximum potential amount of future payments that it could be required to make under these arrangements and letters of credit was $21.6 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
	(in thousands)
Balance at beginning of period	$179,680	$119,334	$161,981	$100,321
Warranties issued during the period	70,176	54,434	176,664	130,833
Settlements made during the period	(50,118)	(32,352)	(138,518)	(97,327)
Changes in liability for pre-existing warranties	340	3,725	(49)	11,314
Balance at end of period	$200,078	$145,141	$200,078	$145,141
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
NOTE 13 — STOCK REPURCHASE PROGRAM
In March 2018, the Board of Directors authorized the Company to repurchase up to an additional $2.0 billion of Common Stock. The new authorization increases the share repurchase authorization granted in November 2017 to an aggregate of $4.0 billion of Common Stock, and supplements the remaining balances from any prior authorizations. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases are funded using the Company’s on-shore cash, on-shore cash generation, and available credit facilities. This repurchase program has no termination date and may be suspended or discontinued at any time.

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share (1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 25, 2017				$282,141
Quarter ended September 24, 2017	1,779	$157,938	$158.40	$124,203
Board authorization $2.0 billion increase, November 2017				$2,124,203
Quarter ended December 24, 2017	3,709	$1,089,744	$196.28	$1,034,459
Board authorization $2.0 billion increase, March 2018				$3,034,459
Quarter ended March 25, 2018	1,019	$—	$—	$3,034,459
(1) Average price paid per share excludes effect of accelerated share repurchases; see additional disclosure below regarding our accelerated share repurchase activity during the fiscal year.
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three and nine months ended March 25, 2018, the Company acquired 451 thousand shares at a total cost of $81.2 million and 560 thousand shares at a total cost of $101.4 million, respectively, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
Accelerated Share Repurchase Agreements Executed in December Quarter
On November 20, 2017, the Company entered into four separate accelerated share repurchase agreements (collectively, the "November 2017 ASR") with two financial institutions to repurchase a total of $1.0 billion of Common Stock. The Company took an initial delivery of 3,254,300 shares, which represented 70% of the prepayment amount divided by the Company’s closing stock price on November 20, 2017. The total number of shares to be received under the November 2017 ASR will be based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of two of the transactions occurred on February 1, 2018 and February 2, 2018. Approximately 1,019,000 shares were received at final settlement, which resulted in a weighted-average share price of approximately $189.03 for the transaction period. Final settlement for the remaining transactions will be completed no later than May 24, 2018.
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

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive income (loss), net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated Foreign Currency Translation Adjustment		Accumulated Unrealized Gain or Loss on Cash flow hedges		Accumulated Unrealized Holding Gain or Loss on Available-For-Sale Investments		Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance as of June 25, 2017	$(42,371)		$(811)		$1,106		$(19,624)	$(61,700)
Other comprehensive income (loss) before reclassifications	21,291		(26,624)		(45,472)		(2,029)	(52,834)
Losses (income) reclassified from accumulated other comprehensive income (loss) to net income	4,014	(1)	2,019	(2)	8,980	(1)	—	15,013
Securities impairment	—		—		34,090		—	34,090
Net current-period other comprehensive income (loss)	$25,305		$(24,605)		$(2,402)		$(2,029)	$(3,731)
Balance as of March 25, 2018	$(17,066)		$(25,416)		$(1,296)		$(21,653)	$(65,431)

(1) Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in other expense, net.
(2)Amount of after tax gain reclassified from AOCI into net income located in revenue: $6,586 loss; cost of goods sold: $2,958 gain; selling, general, and administrative expenses: $1,672 gain; and other income and expense: $63 loss.
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
The operating results of the acquired entity, from the date of acquisition, have been included in the Company’s Condensed Consolidated Financial Statements for the three and nine months ended March 25, 2018. Goodwill represents the excess of the purchase price over the net tangible and identifiable intangible assets acquired. None of the goodwill recognized is deductible for income tax purposes.
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
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “plan,” “aim,” “may,” “should,” “could,” “would,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred) and operating expenses generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, increases in our customers’ proportion of capital expenditure (with respect to certain technology inflections); hedging transactions; our ability to defend our market share and to gain new market share; our ability to obtain and qualify alternative sources of supply; the impact of U.S. tax reform, our estimated annual tax rate and the factors that affect our tax rates; anticipated growth in the industry and the total market for wafer fabrication equipment and our growth relative to such growth; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; the role of component suppliers in our business; our leadership and competency, and their ability to facilitate innovation; our ability to continue to, including the underlying factors that, create sustainable differentiation; the resources invested to comply with evolving standards and the impact of such efforts; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); our access to capital markets; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 25, 2017 (our “2017 Form 10-K”), our quarterly report on Form 10-Q for the fiscal quarters ended September 24, 2017 and December 24, 2017, and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and nine months ended March 25, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2017 Form 10-K.
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
During the most recent quarter, demand for our products increased primarily due to increased investments from our memory customers. Over the longer term, technology inflections in our industry, including NVM, multiple patterning, FinFET and advanced packaging have led to an increase in the served addressable market for our products and services in deposition, etch, and single-wafer clean. We believe that demand for our products and services should increase faster than overall spending on wafer fabrication equipment, as the proportion of customers’ capital expenditures rises in these technology inflection areas, and we continue to gain market share.
We acquired the outstanding shares of Coventor, Inc., a privately-held company, on August 28, 2017, as further discussed in Note 15 of our Condensed Consolidated Financial Statements. The results of the acquired business are included in our Condensed Consolidated Financial Statements.
The following summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	March 25, 2018	December 24, 2017	March 26, 2017
	(in thousands, except per share data and percentages)
Revenue	$2,892,115	$2,580,815	$2,153,995
Gross margin	$1,330,714	$1,205,567	$971,404
Gross margin as a percent of total revenue	46.0%	46.7%	45.1%
Total operating expenses	$503,203	$468,196	$432,986
Net income (loss)	$778,800	$(9,955)	$574,713
Diluted net income (loss) per share	$4.33	$(0.06)	$3.10
In the March 2018 quarter, revenue increased compared to the December 2017 quarter primarily as a result of increased investments from our memory customers. Gross margin as a percentage of revenue in the March 2018 quarter decreased as compared to the December 2017 quarter primarily due to customer and product mix. Operating expenses in the March 2018 quarter increased compared to the December 2017 quarter mainly due to an increase in employee compensation and supplies. The December 2017 quarter results were negatively impacted by a one-time provisional charge associated with the U.S. tax reform legislation enacted during the quarter.
Our cash and cash equivalents, investments, and restricted cash and investments balances increased to $6.7 billion as of March 25, 2018, compared to $6.0 billion as of December 24, 2017. Cash generated by operations of approximately $1.1 billion during the March 2018 quarter was offset by $80 million of net share settlement on employee stock-based compensation, $80 million of dividends paid to stockholders, $49 million of capital expenditures, and $29 million of net repayments of debt. Employee headcount as of March 25, 2018, was approximately 10,600.

RESULTS OF OPERATIONS
Shipments

	Three Months Ended
	March 25, 2018	December 24, 2017	March 26, 2017
Shipments (in millions)	$3,135	$2,632	$2,413
Korea	36%	32%	35%
Japan	20%	14%	15%
China	14%	14%	15%
Taiwan	11%	15%	22%
United States	6%	10%	7%
Southeast Asia	8%	10%	3%
Europe	5%	5%	3%
Shipments for the March 2018 quarter increased 19% from the December 2017 quarter and increased 30% from the March 2017 quarter levels, reflecting timing of customer demand for semiconductor equipment. The increase in the March 2018 quarter from the March 2017 quarter was mainly driven by investments from our memory customers.
The percentages of system shipments to each of the markets we serve were as follows for the periods presented:

	Three Months Ended
	March 25, 2018	December 24, 2017	March 26, 2017
Memory	84%	77%	73%
Foundry	10%	15%	24%
Logic/integrated device manufacturing	6%	8%	3%
Revenue

	Three Months Ended			Nine Months Ended
	March 25, 2018	December 24, 2017	March 26, 2017	March 25, 2018	March 26, 2017
Revenue (in millions)	$2,892	$2,581	$2,154	$7,951	$5,669
Korea	36%	30%	34%	35%	28%
Japan	14%	16%	11%	16%	11%
China	17%	11%	11%	14%	11%
Taiwan	12%	15%	28%	14%	31%
United States	8%	11%	9%	9%	8%
Southeast Asia	8%	11%	3%	7%	6%
Europe	5%	6%	4%	5%	5%
Revenue for the March 2018 quarter increased 12% and 34% from the December 2017 and March 2017 quarters, respectively, and increased 40% in the nine months ended March 25, 2018 compared to the same period in fiscal 2017, reflecting stronger customer demand for semiconductor equipment. Our deferred revenue balance at March 25, 2018 remained steady to the balance as of December 24, 2017, at $1.1 billion, as a result of timing of shipments and revenue recognition. Our deferred revenue balance does not include system shipments to customers in Japan, for which title does not transfer until customer acceptance. Shipments to customers in Japan are classified as inventory at cost until the time of acceptance. The estimated future revenue value from shipments to customers in Japan was approximately $526 million as of March 25, 2018, and $289 million as of December 24, 2017.

Gross Margin

	Three Months Ended			Nine Months Ended
	March 25, 2018	December 24, 2017	March 26, 2017	March 25, 2018	March 26, 2017
	(in thousands, except percentages)
Gross margin	$1,330,714	$1,205,567	$971,404	$3,685,624	$2,534,398
Percent of revenue	46.0%	46.7%	45.1%	46.4%	44.7%
Gross margin as a percentage of revenue decreased in the March 2018 quarter compared to the December 2017 quarter primarily due to changes in customer and product mix. The increase in gross margin as a percentage of revenue in the March 2018 quarter compared to the March 2017 quarter as well as during the nine months ended March 25, 2018 as compared to the same period in fiscal 2017 is primarily due to favorable customer and product mix, offset by higher factory cost.
Research and Development

	Three Months Ended			Nine Months Ended
	March 25, 2018	December 24, 2017	March 26, 2017	March 25, 2018	March 26, 2017
	(in thousands, except percentages)
Research & development (“R&D”)	$305,412	$281,311	$265,986	$861,801	$748,030
Percent of revenue	10.6%	10.9%	12.3%	10.8%	13.2%
We continued to make significant R&D investments focused on leading-edge deposition, plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The spending in the March 2018 quarter increased compared to the December 2017 quarter due to a $14 million increase in employee compensation and a $10 million increase in supplies. The increase in R&D during the March 2018 quarter compared to the same period in the prior year was mainly due to increases of $18 million in employee compensation from higher headcount and $11 million in supplies. The increase in R&D for the nine months ended March 25, 2018 compared to the same period in fiscal 2017 is primarily due to increases of $70 million in employee compensation from higher headcount, $23 million in supplies, and $12 million in outside services.
Selling, General, and Administrative

	Three Months Ended			Nine Months Ended
	March 25, 2018	December 24, 2017	March 26, 2017	March 25, 2018	March 26, 2017
	(in thousands, except percentages)
Selling, general, and administrative	$197,791	$186,885	$167,000	$565,719	$492,175
Percent of revenue	6.8%	7.2%	7.8%	7.1%	8.7%
Selling, general, and administrative (“SG&A”) during the March 2018 quarter increased in comparison to the December 2017 quarter mainly due to a $12 million increase in employee compensation. The increase in SG&A during the March 2018 quarter compared to the same period in the prior year was primarily due to increases of $14 million in employee compensation and $10 million of outside services. The increase in SG&A for the nine months ended March 25, 2018 compared to the same period in fiscal 2017 is mainly due to increases of $34 million in employee compensation, $19 million in outside services, $9 million in rent, repairs and utilities, and $9 million in employee related and travel expense.

Other Expense, Net
Other expense, net consisted of the following:

	Three Months Ended			Nine Months Ended
	March 25, 2018	December 24, 2017	March 26, 2017	March 25, 2018	March 26, 2017
	(in thousands)
Interest income	$21,761	$20,578	$16,345	$62,548	$40,053
Interest expense	(25,734)	(23,317)	(24,752)	(72,956)	(92,822)
(Losses) Gains on deferred compensation plan related assets, net	(1,995)	6,074	4,294	7,532	12,131
Loss on impairment of investments	(42,456)	—	—	(42,456)	—
Loss on extinguishment of debt	—	—		—	(36,325)
Foreign exchange (losses) gains, net	(1,065)	1,196	679	(2,869)	2,910
Other, net	(6,321)	(7,683)	(4,404)	(16,263)	(11,962)
	$(55,810)	$(3,152)	$(7,838)	$(64,464)	$(86,015)
Interest income increased in the March 2018 quarter compared to the March 2017 quarter as a result of higher yield and balances. Interest income increased in the nine months ended March 2018 compared to the nine months ended March 2017 as a result of an increase in yield and higher cash balances.
Interest expense decreased in the nine months ended March 2018 compared to the nine months ended March 2017 due to the termination of the Term Loan Agreement and mandatory redemption of the Senior Notes due 2023 and 2026 during the December 2016 quarter.
Changes in the market value of securities in the portfolio drove the noted variability in the gains/losses on assets related to obligations under our deferred compensation plan.
Foreign exchange fluctuations are primarily due to currency movements against portions of our unhedged balance sheet exposures.
The loss on impairment of investments in the three and nine months ended March 25, 2018 resulted from a decision to sell selected investments held in foreign jurisdictions in conjunction with our cash repatriation strategy following the U.S. tax reform enacted in December 2017.
Loss on extinguishment of debt in the nine months ended March 26, 2017 related to the special mandatory redemption of our 2023 and 2026 Notes, as well as, the termination of the Amended and Restated Term Loan Agreement following the Termination of the Agreement and Plan of Merger and Reorganization with KLA–Tencor.
Other, net was lower during the March 2018 quarter, compared to the December 2017 quarter, primarily due to equity investment gains during the March 2018 quarter.
Income Tax Expense
As discussed in Note 5 of our Condensed Consolidated Financial Statements, the “Tax Cuts & Jobs Act” was signed into law on December 22, 2017 and is effective starting in our quarter ended December 24, 2017. U.S. tax reform reduces the U.S. federal statutory tax rate from 35% to 21%, mandates payment of a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. The impact on income taxes due to change in legislation is required under the authoritative guidance of Accounting Standards Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted. In conjunction, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which allows for the recording of provisional amounts related to U.S. tax reform and subsequent adjustments related to U.S. tax reform during a measurement period that is similar to the measurement period used when accounting for business combinations. As such, there is significant activity in the nine months ended March 25, 2018, which reflects the change in legislation. Most of that activity has provisionally been recorded in our Condensed Consolidated Financial Statements in the period ended December 24, 2017, as we have not yet completed the accounting for the tax effects of enactment. We recorded what we believe to be a reasonable estimate and the provisional activity is subject to further adjustments under SAB 118. In addition, for significant items for which we could not make a reasonable estimate, no provisional activity was recorded. The activity will be recorded during the measurement period allowed under SAB 118 when a reasonable estimate can be made, or when the effect of the activity is known. We will continue to refine the provisional balances and adjustments may be made under SAB 118 during the measurement period as a result of future changes in interpretation, information available, assumptions made by the Company and/or issuance of additional guidance; these adjustments could be material.
The below discussion around the provision for income taxes and effective tax rate are significantly impacted by U.S. tax reform.
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	March 25, 2018	December 24, 2017	March 26, 2017	March 25, 2018	March 26, 2017
	(in thousands, except percentages)
Income tax (benefit) expense	$(7,099)	$744,174	$(44,133)	$834,105	$36,839
Effective tax rate	(0.9)%	101.4%	(8.3)%	38.0%	3.0%
The decrease in the effective tax rate for the three months ended March 25, 2018 compared to the three months ended December 24, 2017 was primarily due to the impact of U.S. tax reform mandated one-time transition tax on accumulated unrepatriated foreign earnings in the three months ended December 24, 2017.
The increase in the effective tax rate for the three months ended March 25, 2018 compared to the three months ended March 26, 2017 was primarily due to recognition of previously unrecognized tax benefits from lapse of statutes of limitation related to a prior business combination in the three months ended March 26, 2017.
The increase in the effective tax rate for the nine months ended March 25, 2018 compared to the nine months ended March 26, 2017 was primarily due to the impact of U.S. tax reform mandated one-time transition tax on accumulated unrepatriated foreign earnings in the nine months ended March 25, 2018.
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
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash and cash equivalents, investments, and restricted cash and investments (together comprising total cash and investments) were $6.7 billion at March 25, 2018 compared to $6.3 billion as of June 25, 2017. Approximately $5.9 billion and $4.8 billion of our total cash and investments as of March 25, 2018, and June 25, 2017, respectively, was held outside the United States in our foreign subsidiaries, the majority of which is held in U.S. dollars. U.S. taxes have already been provided for due to U.S. tax reform as discussed in Note 5 of our Condensed Consolidated Financial Statements.
Cash Flows from Operating Activities
Net cash provided by operating activities of $1.9 billion during the nine months ended March 25, 2018, consisted of (in millions):

Net income	$1,359.5
Non-cash charges:
Depreciation and amortization	241.3
Equity-based compensation	125.0
Impairment of investments	42.5
Deferred income taxes	(209.2)
Amortization of note discounts and issuance costs	13.5
Changes in operating asset and liability accounts	341.5
Other	23.3
$1,937.4
Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: increases in accrued expenses and other liabilities of $1.1 billion, increases in trades accounts payable of 149.3 million, and increases in deferred profit of $141.2 million. The sources of cash are offset by uses of cash from the following: increases in inventories of $498.8 million, accounts receivable of $405.3 million, and prepaid expense and other assets of $109.4 million.
Cash Flows from Investing Activities
Net cash provided from investing activities during the nine months ended March 25, 2018, was $1.5 billion, primarily consisting of net sales of available-for-sale securities of $1.8 billion, partially offset by capital expenditures of $193.8 million, and business acquisition of $115.7 million.
Cash Flows from Financing Activities
Net cash used for financing activities during the nine months ended March 25, 2018, was $1.1 billion, primarily consisting of $1.3 billion in treasury stock repurchases, $577.4 million of cash paid for debt extinguishment, and $225.6 million of dividends paid, partially offset by $998.0 million of net short-term borrowings and $40.7 million of stock issuance and treasury stock reissuances associated with our employee stock-based compensation plans.
Liquidity
Given that the semiconductor equipment industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of March 25, 2018, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

Under certain circumstances, our Convertible Notes may be converted into shares of our Common Stock. During the nine months ended March 25, 2018, approximately $574.2 million principle value of Convertible Notes were converted and in the subsequent period through April 24, 2018, we received notice of conversion of an additional $6 million principal value of 2041 Convertible Notes, which will settle in the quarter ending June 24, 2018, and all remaining 2018 Notes mature within the quarter ended June 24, 2018. We expect to have sufficient levels of cash, cash equivalents, and short term investments to fund the near-term settlement of these Convertible Notes.
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
During the December 2017 quarter, a one-time transition tax on accumulated unrepatriated foreign earnings, estimated at $991.3 million, has been recognized associated with the recent U.S. tax reform. This value is identified as provisional in our Condensed Consolidated Financial Statements for the period ended December 24, 2017 and March 25, 2018, and is subject to future measurement period adjustments under SAB 118. The one-time transition tax may be elected to be paid over a period of eight years. The Company intends to make this election, and anticipates 8% of the transition tax to be paid each September 15 for years 2018 through 2022, and 15%, 20%, and 25%, respectively, to be paid each September 15 for years 2023 through 2025.
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
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2017 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 25, 2017. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of March 25, 2018. Actual results may differ materially.
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

The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of March 25, 2018, were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 25, 2018	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Time deposit	$715,363	$715,363	$715,363	$715,363	$715,363	$715,363	$715,363
U.S. Treasury and agencies	976,360	973,381	970,378	967,376	964,374	961,372	958,371
Municipal notes and bonds	157,847	157,147	156,447	155,747	155,047	154,347	153,647
Government-sponsored enterprises	19,612	19,504	19,396	19,288	19,180	19,071	18,963
Foreign government bonds	6,621	6,568	6,515	6,462	6,408	6,355	6,302
Bank and corporate notes	1,327,247	1,317,904	1,308,562	1,299,221	1,289,882	1,280,544	1,271,207
Mortgage backed securities - residential	12,855	12,639	12,424	12,209	11,994	11,779	11,564
Mortgage backed securities - commercial	76,723	76,151	75,579	75,007	74,436	73,864	73,293
Total	$3,292,628	$3,278,657	$3,264,664	$3,250,673	$3,236,684	$3,222,695	$3,208,710
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of March 25, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
We Face Risks Related to the Disruption of Our Primary Manufacturing Facilities
Our manufacturing facilities are concentrated in just a few locations. These locations are subject to disruption for a variety of reasons, such as natural or man-made disasters, terrorist activities, disruptions of our information technology resources, utility interruptions, or other events beyond our control. Such disruptions may cause delays in shipping our products, which could result in the loss of business or customer trust, adversely affecting our business and operating results.
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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part 1 Item 1. Business, accounted for approximately 91%, 92%, and 92% of total revenue in the nine months ended March 25, 2018 and fiscal years 2017, and 2016, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
There is inherent risk, based on the complex relationships among China, Japan, Korea, Taiwan, and the United States, that political and diplomatic influences might lead to trade disruptions. This would adversely affect our business with China, Japan, Korea, and/or Taiwan and perhaps the entire Asia Pacific region. A significant trade disruption in any area where we do business could have a materially adverse impact on our future revenue and profits. Tariffs, additional taxes or trade barriers may increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial conditions. In addition, there are risks that foreign governments may, among other things, insist on the use of local suppliers; compel companies to partner with local companies to design and supply equipment on a local basis, requiring the transfer of intellectual property rights and/or local manufacturing; and provide special incentives to government-backed local customers to buy from local competitors, even if their products are inferior to ours; all of which could adversely impact our revenues and margins. Certain international sales depend on our ability to obtain export licenses from the U.S. government. Our failure or inability to obtain such licenses could potentially limit our markets and impact our revenues. Many of the challenges noted above are applicable in China, which is a fast developing market for the semiconductor equipment industry and therefore an area of anticipated growth for our business.
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
Repurchases of Company Shares
In March 2018, the Board of Directors authorized the Company to repurchase up to an additional $2.0 billion of Common Stock. The new authorization increases the share repurchase authorization granted in November 2017 to an aggregate of $4.0 billion of Common Stock, and supplements the remaining balances from any prior authorizations. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using our on-shore cash, on-shore cash generation, and available credit facilities. This repurchase program has no termination date and may be suspended or discontinued at any time.

Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except share and per share data)
Amount available at June 25, 2017				$282,141
Quarter ended September 24, 2017	1,790	$158.40	1,779	124,203
Quarter ended December 24, 2017	3,806	$194.99	3,709	1,034,459
December 25, 2017 - January 21, 2018	4	$190.38	—	1,034,459
January 22, 2018 - February 18, 2018	1,210	$165.89	1,019	1,034,459
Board authorization, $2.0 billion increase, March 2018				3,034,459
February 19, 2018 - March 25, 2018	256	$190.36	—	3,034,459
Quarter ended March 25, 2018	1,470	$180.03	1,019	$3,034,459

(1)
During the three and nine months ended March 25, 2018, we acquired 451 thousand shares at a total cost of $81.2 million, and 560 thousand shares at a total cost of $101.4 million, respectively, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.

(2)	Average price paid per share excludes effect accelerated share repurchases; see additional disclosure below regarding our accelerated share repurchase activity during the fiscal year.
Accelerated Share Repurchase Agreements Executed in December Quarter
On November 20, 2017, we entered into four separate accelerated share repurchase agreements (collectively, the " November 2017 ASR") with two financial institutions to repurchase a total of $1.0 billion of Common Stock. We took an initial delivery of 3,254,300 shares, which represented 70% of the prepayment amount divided by our closing stock price on November 20, 2017. The total number of shares to be received under the November 2017 ASR will be based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of two of the transactions occurred on February 1, 2018 and February 2, 2018. Approximately 1,019,000 shares were received at final settlement, which resulted in a weighted-average share price of approximately $189.03 for the transaction period. Final settlement for the remaining transactions will be completed no later than May 24, 2018.
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

Date:	April 24, 2018	LAM RESEARCH CORPORATION (Registrant)

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