Form 10-Q
period 2018-09-23
LAM RESEARCH CORP
filed 2018-10-23
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2018, the Registrant had 155,182,806 shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 23, 2018	September 24, 2017
Revenue	$2,330,691	$2,478,140
Cost of goods sold	1,272,493	1,328,797
Gross margin	1,058,198	1,149,343
Research and development	291,672	275,078
Selling, general, and administrative	174,775	181,043
Total operating expenses	466,447	456,121
Operating income	591,751	693,222
Other expense, net	(377)	(5,502)
Income before income taxes	591,374	687,720
Income tax expense	(58,014)	(97,030)
Net income	$533,360	$590,690
Net income per share:
Basic	$3.43	$3.64
Diluted	$3.23	$3.21
Number of shares used in per share calculations:
Basic	155,658	162,141
Diluted	165,327	183,880

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	September 23, 2018	September 24, 2017
Net income	$533,360	$590,690
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6,261)	7,869
Cash flow hedges:
Net unrealized gains during the period	6,866	3,062
Net losses reclassified into earnings	1,148	2,188
	8,014	5,250
Available-for-sale investments:
Net unrealized losses during the period	(287)	(1,727)
Net gains reclassified into earnings	(3)	(123)
	(290)	(1,850)
Defined benefit plans, net change in unrealized component	(1,743)	(2,356)
Other comprehensive (loss) income, net of tax	(280)	8,913
Comprehensive income	$533,080	$599,603

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 23, 2018	June 24, 2018
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$2,568,085	$4,512,257
Investments	1,050,863	437,338
Accounts receivable, less allowance for doubtful accounts of $5,351 as of September 23, 2018, and $5,343 as of June 24, 2018	1,846,845	2,176,936
Inventories	1,874,194	1,876,162
Prepaid expenses and other current assets	175,886	147,218
Total current assets	7,515,873	9,149,911
Property and equipment, net	951,376	902,547
Restricted cash and investments	255,924	256,301
Goodwill	1,484,873	1,484,904
Intangible assets, net	282,689	317,836
Other assets	466,842	367,979
Total assets	$10,957,577	$12,479,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$384,403	$510,983
Accrued expenses and other current liabilities	1,347,872	1,309,209
Deferred profit	542,321	720,086
Current portion of convertible notes, capital leases, and commercial paper	550,369	610,030
Total current liabilities	2,824,965	3,150,308
Long-term debt and capital leases, less current portion	1,805,091	1,806,562
Income taxes payable	845,740	851,936
Other long-term liabilities	100,144	90,629
Total liabilities	5,575,940	5,899,435
Commitments and contingencies
Temporary equity, convertible notes	58,812	78,192
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares; issued and outstanding, 153,384 shares at September 23, 2018, and 156,892 shares at June 24, 2018	153	157
Additional paid-in capital	6,195,024	6,144,425
Treasury stock, at cost; 127,500 shares at September 23, 2018, and 119,679 shares at June 24, 2018	(9,582,409)	(7,846,476)
Accumulated other comprehensive loss	(57,729)	(57,449)
Retained earnings	8,767,786	8,261,194
Total stockholders’ equity	5,322,825	6,501,851
Total liabilities and stockholders’ equity	$10,957,577	$12,479,478
(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	September 23, 2018	September 24, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$533,360	$590,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,805	79,142
Deferred income taxes	(83,501)	43,204
Equity-based compensation expense	50,343	41,783
Amortization of note discounts and issuance costs	1,245	4,588
Other, net	2,191	6,569
Changes in operating assets and liabilities	136,843	92,330
Net cash provided by operating activities	720,286	858,306
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(56,098)	(60,064)
Business acquisition, net of cash acquired	—	(115,613)
Purchases of available-for-sale securities	(749,829)	(1,425,407)
Sales and maturities of available-for-sale securities	137,246	1,307,633
Other, net	(3,650)	(10,600)
Net cash used for investing activities	(672,331)	(304,051)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(79,831)	(301,727)
Net repayments from issuance of commercial paper	(86)	—
Treasury stock purchases	(1,735,895)	(155,385)
Dividends paid	(174,372)	(72,738)
Proceeds from issuance of common stock	—	1,042
Other, net	(9)	4
Net cash used for financing activities	(1,990,193)	(528,804)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,311)	3,317
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,944,549)	28,768
Cash, cash equivalents, and restricted cash at beginning of period	4,768,558	2,633,739
Cash, cash equivalents, and restricted cash at end of period	$2,824,009	$2,662,507
Schedule of non-cash transactions:
Accrued payables for stock repurchases	162	4,350
Accrued payables for capital expenditures	36,613	34,531
Dividends payable	167,907	73,127
Transfers of inventory to property and equipment, net	25,613	11,852

Reconciliation of cash, cash equivalents, and restricted cash	September 23, 2018	September 24, 2017
Cash and cash equivalents	$2,568,085	$2,406,462
Restricted cash and investments	255,924	256,045
Total Cash, cash equivalents, and restricted cash	$2,824,009	$2,662,507

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	September 23, 2018
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 24, 2018	156,892	$157	$6,144,425	$(7,846,476)	$(57,449)	$8,261,194	$6,501,851
Sale of common stock	32	—	—	—	—	—	—
Purchase of treasury stock	(7,808)	(8)	—	(1,735,933)	—	—	(1,735,941)
Equity-based compensation expense	—	—	50,343	—	—	—	50,343
Effect of conversion of convertible notes	1,962	2	(19,114)	—	—	—	(19,112)
Exercise of warrants	2,306	2	(10)	—	—	—	(8)
Reclassification from temporary to permanent equity	—	—	19,380	—	—	—	19,380
Adoption of ASU 2014-09(1)	—	—	—	—	—	139,355	139,355
Adoption of ASU 2016-16(1)	—	—	—	—	—	(443)	(443)
Adoption of ASU 2018-02(1)	—	—	—		(2,227)	2,227	—
Net income	—	—	—	—	—	533,360	533,360
Other comprehensive income	—	—	—	—	1,947	—	1,947
Cash dividends declared ($1.10 per common share)	—	—	—	—	—	(167,907)	(167,907)
Balance at September 23, 2018	153,384	$153	$6,195,024	$(9,582,409)	$(57,729)	$8,767,786	$5,322,825

(1) Refer to Note 2 - Recent Accounting Pronouncements for more information regarding these FASB Accounting Standard Updates.

	Three Months Ended
	September 24, 2017
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 25, 2017	161,723	$162	$5,845,485	$(5,216,187)	$(61,700)	$6,249,691	$6,817,451
Sale of common stock	68	—	1,042	—	—	—	1,042
Purchase of treasury stock	(1,790)	(2)	—	(159,733)	—	—	(159,735)
Equity-based compensation expense	—	—	41,783	—	—	—	41,783
Effect of conversion of convertible notes	4,236	4	(29,632)	—	—	—	(29,628)
Effect of bond hedge, cash in lieu of shares	(2,093)	(2)	6	—	—	—	4
Reclassification from temporary to permanent equity	—	—	32,865	—	—	—	32,865
Adoption of ASU 2016-09	—	—	—	—	—	40,920	40,920
Net income	—	—	—	—	—	590,690	590,690
Other comprehensive income	—	—	—	—	8,913	—	8,913
Cash dividends declared ($0.45 per common share)	—	—	—	—	—	(73,127)	(73,127)
Balance at September 24, 2017	162,144	$162	$5,891,549	$(5,375,920)	$(52,787)	$6,808,174	$7,271,178

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 23, 2018
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 24, 2018, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended June 24, 2018 (the “2018 Form 10-K”). The Company’s reports on Form 10-K, Form 10-Q and Form 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts its reports on Form 10-K, Form 10-Q and Form 8-K on its corporate website at http://investor.lamresearch.com. The content on any website referred to in this Form 10-Q is not a part of or incorporated by reference in this Form 10-Q unless expressly noted.
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 30, 2019 and includes 53 weeks. The quarters ended September 23, 2018 (the “September 2018 quarter”) and September 24, 2017 (the “September 2017 quarter”) included 13 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted
In May 2014, the FASB released ASU 2014-09, “Revenue from Contracts with Customers,” to supersede nearly all existing revenue recognition guidance under GAAP. The FASB issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015–14, ASU 2016–08, ASU 2016–10, ASU 2016–12 and ASU 2016–20, respectively; all of which in combination with ASU 2014-09 were codified as Accounting Standard Codification Topic 606 (“ASC 606”). The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company adopted ASC 606 on the first day of the current fiscal year, June 25, 2018, under the modified retrospective approach, applying the amendments to prospective reporting periods. Results for reporting periods beginning on or after June 25, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under ASC 605. In conjunction with the adoption of ASC 606, the Company’s revenue recognition policy has been amended, refer to Note 3 - Revenue for a description of the amendments.
The cumulative effect of the changes made to the Company’s Condensed Consolidated Balance Sheet as of June 25, 2018 for the adoption of ASC 606 to all contracts with customers that were not completed as of June 24, 2018 was recorded as an adjustment to retained earnings as of the adoption date as follows:

	June 24, 2018		June 25, 2018
	As reported	Adjustments	As Adjusted
	(In thousands)
Total assets	$12,479,478	$12,955	$12,492,433
Deferred profit	$720,086	$(160,695)	$559,391
Total liabilities	$5,899,435	$(126,400)	$5,773,035
Stockholders' equity	$6,501,851	$139,355	$6,641,206

Upon adoption, the Company recorded a cumulative effect adjustment of $139.4 million, net of tax adjustment of $21.0 million, which increased the June 25, 2018 opening retained earnings balance on the Condensed Consolidated Balance Sheet, primarily as a result of changes in the timing of recognition of system sales. Under ASC 606, the Company recognizes revenue from sales of systems when the Company determines that control has passed to the customer which is generally (1) for products that have been demonstrated to meet product specifications prior to shipment upon shipment or delivery; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized upon completion of installation and receipt of customer acceptance; (3) for transactions where legal title does not pass upon shipment or delivery and the Company does not have a right to payment, revenue is recognized when legal title passes to the customer and the Company has a right to payment, which is generally at customer acceptance.

The impact of adoption of ASC 606 on the Company's Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheet was as follows:

	Three months ended
	September 23, 2018
	As Reported	Without adoption of ASC 606	Effect of Change Higher/(Lower)
	(In thousands)
Revenue	$2,330,691	$2,082,397	$248,294
Cost of goods sold	$1,272,493	$1,166,858	$105,635

	September 23, 2018
	As Reported	Without adoption of ASC 606	Effect of Change Higher/(Lower)
	(In thousands)
Deferred profit	$542,321	$824,737	$(282,416)
Retained earnings	$8,767,786	$8,485,370	$282,416

Except as disclosed above, the adoption of ASC 606 did not have a significant impact on the Company’s Condensed Consolidated Statement of Operations for the three months ended September 23, 2018.
In January 2016, the FASB released ASU 2016-01, “Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities.” The FASB issued a subsequent amendment to the initial guidance in February 2018 within ASU 2018-03. These amendments change the accounting for and financial statement presentation of equity investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee. The amendments provide clarity on the measurement methodology to be used for the required disclosure of fair value of financial instruments measured at amortized cost on the balance sheet and clarifies that an entity should evaluate the need for a valuation allowance on deferred tax assets related to available-for-sale securities in combination with the entity’s other deferred tax assets, among other changes. The Company’s adoption of this standard in the first quarter of fiscal year 2019 did not have a material impact on its Condensed Consolidated Financial Statements.
In August 2016, the FASB released ASU 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” The amendment provides and clarifies guidance on the classification of certain cash receipts and cash payments in the statement of cash flows to eliminate diversity in practice. The Company adopted this standard update in the first quarter of fiscal year 2019 using a retrospective transition method. The Company’s adoption of this standard did not have a material impact on its Condensed Consolidated Financial Statements.
In October 2016, the FASB released ASU 2016-16, “Income Tax – Intra-Entity Transfers of Assets Other than Inventory.” This standard update improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The Company adopted this standard in the first quarter of fiscal year 2019 using a modified-retrospective approach through a cumulative-effect adjustment directly to retained earnings. The Company’s adoption of this standard resulted in a $0.4 million decrease to retained earnings and a corresponding $0.4 million increase to other assets on its Condensed Consolidated Financial Statements.
In November 2016, the FASB released ASU 2016-18, “Statement of Cash Flows – Restricted Cash.” This standard update requires that restricted cash and restricted cash equivalents be included in cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The Company adopted this standard in the first quarter of fiscal year 2019, using a retrospective transition method to each period presented. The adoption of this standard did not have a material impact on its Condensed Consolidated Financial Statements.
In February 2018, the FASB released ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This standard update addresses a specific consequence of the Tax Cuts and Jobs Act (“U.S Tax Reform”) and allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from U.S. tax reform. Consequently, the update eliminates the stranded tax effects that were created as a result of the historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The Company adopted this standard in the first quarter of fiscal year 2019 using a modified-retrospective approach through a cumulative-effect adjustment directly to retained earnings. The adoption of this standard resulted in a $2.2 million increase to retained earnings, with a corresponding $2.2 million decrease to other comprehensive income.
In August 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to eliminate, integrate, update or modify certain of its disclosure requirements. The amendments are part of the SEC’s efforts to improve disclosure effectiveness and were focused on eliminating disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. The Company adopted these amendments in the first quarter of fiscal Year 2019 and as a result the Company has included a Condensed Consolidated Statement of Stockholders’ Equity to this quarterly report on Form 10-Q. The Company expects that the Company’s 2019 annual report on Form 10-K will omit a number of disclosures previously required in Part II. Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, as well as other minor changes.
Updates Not Yet Effective
In January 2016, the FASB released ASU 2016-02, “Leases.” The FASB issued a subsequent amendment to the initial guidance in January 2018 within ASU 2018-01. The core principle of the standard requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The amendment offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Company is required to adopt these standards starting in the first quarter of fiscal year 2020 using a modified-retrospective approach on the earliest period presented. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides companies an optional adoption method to ASU 2016-02 whereby a company does not have to adjust comparative period financial statements for the new standard. The Company currently believes the most significant impact upon adoption will be the recognition of right-of-use assets and lease liabilities on the Company's Condensed Consolidated Balance Sheets for those leases currently classified as operating leases. As part of the Company’s assessment and implementation plan, the Company is evaluating and implementing changes to its procedures and controls.
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
NOTE 3 — REVENUE
Revenue Recognition
The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process, (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue when or as the Company satisfies a performance obligation, as further described below.
Identify the contract with a customer. The Company generally considers documentation of terms with an approved purchase order as a customer contract provided that collection is considered probable, which is assessed based on the creditworthiness of the customer as determined by credit checks, payment histories, and/or other circumstances.

Identify the performance obligations in the contract. Performance obligations include sales of systems, spare parts, and services; as well as, installation and training services included in customer contracts, both of which have been deemed immaterial in the context of the contract.
Determine the transaction price. The transaction price for the Company’s contracts with its customers consists of both fixed and variable consideration provided it is probable that a significant reversal of revenue will not occur when the uncertainty related to variable consideration is resolved. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes estimates for discounts and credits for future usage which are based on contractual terms outlined in volume purchase agreements and other factors known at the time. The Company generally invoices customers at shipment and for professional services either as provided or upon meeting certain milestones. Customer invoices are generally due within 30 to 90 days after issuance. The Company’s contracts with customers typically do not include significant financing components as the period between the transfer of performance obligations and timing of payment are generally within one year.
Allocate the transaction price to the performance obligations in the contract. For contracts that contain multiple performance obligations, the Company allocates the transaction price to the performance obligations on a relative standalone selling price basis. Standalone selling prices are based on multiple factors including, but not limited to historical discounting trends for products and services and pricing practices in different geographies.
Recognize revenue when or as the Company satisfies a performance obligation. Revenue for systems and spares are recognized at a point in time, which is generally upon shipment or delivery. Revenue from services is recognized over time as services are completed or ratably over the contractual period of generally one year or less.
Deferred Revenue
Revenue of $261.0 million included in deferred revenue at June 25, 2018 was recognized during the three months ended September 23, 2018.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of September 23, 2018 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years	Total
	(In thousands)
Deferred revenue	$555,351	$70,964	(1)	$—	$626,315

(1) This amount is reflected in Deferred profit, within current liabilities, on the Company's Condensed Consolidated Balance Sheets, as the customer can demand performance upon this liability at any time.
Disaggregation of Revenue
The Company operates in one reportable business segment: manufacturing and servicing of wafer processing semiconductor manufacturing equipment. The Company’s material operating segments qualify for aggregation due to their customer base and similarities in economic characteristics, nature of products and services, and processes for procurement, manufacturing, and distribution.
The Company operates in seven geographic regions: United States, China, Europe, Japan, Korea, Southeast Asia, and Taiwan. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. The Company serves three primary markets: memory, foundry, logic/integrated device manufacturing.

The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended
	September 23, 2018	September 24, 2017
	(In thousands)
Japan	$670,040	$494,423
China	593,831	337,589
Korea	379,771	941,020
Taiwan	280,050	338,730
Southeast Asia	198,135	119,762
United States	120,105	157,224
Europe	88,759	89,392
	$2,330,691	$2,478,140

The following table presents the percentages of system revenues to each of the primary markets we serve:

Three Months Ended
September 23, 2018
Memory	77%
Foundry	17%
Logic/integrated device manufacturing	6%

NOTE 4 — EQUITY-BASED COMPENSATION PLANS
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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 23, 2018	September 24, 2017
	(in thousands)
Equity-based compensation expense	$50,343	$41,783
Income tax benefit recognized related to equity-based compensation expense	$8,104	$13,387

NOTE 5 — OTHER EXPENSE, NET
The significant components of other expense, net, are as follows:

	Three Months Ended
	September 23, 2018	September 24, 2017
	(in thousands)
Interest income	$18,933	$20,209
Interest expense	(21,788)	(23,905)
Gains on deferred compensation plan related assets, net	5,213	3,453
Loss on extinguishment of debt	83	—
Foreign exchange gains (losses), net	51	(3,000)
Other, net	(2,869)	(2,259)
	$(377)	$(5,502)

NOTE 6 — INCOME TAX EXPENSE
On December 22, 2017, the “Tax Cuts & Jobs Act” (hereafter referred to as “U.S. tax reform”) was signed into law and was effective for the Company starting in the quarter ended December 24, 2017. U.S. tax reform reduces the U.S. federal statutory tax rate from 35% to 21%, mandates payment of a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. The impact on income taxes due to change in legislation is required under the authoritative guidance of Accounting Standards Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted. In conjunction, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which allows for the recording of provisional amounts related to U.S. tax reform and subsequent adjustments related to U.S. tax reform during an up to one-year measurement period that is similar to the measurement period used when accounting for business combinations. The Company has recorded what it believes to be reasonable estimates and the provisional activity is subject to further adjustments under SAB 118. Such adjustments were made during the September 2018 quarter as outlined below, incorporating new information into the estimates; the Company may make further adjustments as new information is made available. In addition, for significant items for which the Company could not make a reasonable estimate, no provisional activity was recorded. The Company will continue to refine the provisional balances and adjustments may be made under SAB 118 during the measurement period as a result of future changes in interpretation, information available, assumptions made by the Company and/or issuance of additional guidance; these adjustments could be material.
The Company recorded an income tax expense of $58.0 million for the three months ended September 23, 2018, which yielded an effective tax rate of approximately 9.8%.
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three months ended September 23, 2018 is primarily due to the impact of U.S. tax reform, outlined below, and income in lower tax jurisdictions.
The computation of the one-time transition tax on accumulated unrepatriated foreign earnings was recorded on a provisional basis in the fiscal year ended June 24, 2018 and is therefore subject to potential measurement period adjustments under SAB 118. Such an adjustment was recorded in the Company’s Condensed Consolidated Financial Statements as of the period ended September 23, 2018, incorporating new information into the estimate; the Company may make further adjustments as new information is made available. The adjustment recorded was $36.5 million; revised total estimate is now $919.5 million. The one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that was previously deferred from U.S. income taxes. The Company had previously accrued deferred taxes on a portion of this E&P. The Company has not yet completed the calculation of total post-1986 E&P and related income tax pools for its foreign subsidiaries. The Company elected to pay the one-time transition tax over a period of eight years.
Beginning in fiscal year 2019, the Company is subject to the impact of the “Global Intangible Low-Taxed Income” (“GILTI”) provision of U.S. tax reform. The GILTI provision imposes taxes on foreign earnings in excess of a deemed return on tangible assets. The Company has calculated the impact of the GILTI provision on current year earnings and has included the impact in the effective tax rate. In addition, the Company evaluated whether deferred taxes should be recorded in relation to the GILTI provision or if the tax should be recorded in the period in which it occurs. Based on current interpretation, the Company could choose either method as an accounting policy election. The Company made an accounting policy election in the September 2018 quarter to record deferred taxes in relation to the GILTI provision. The Company recorded a provisional benefit for the accounting policy election of $48.0 million. Due to the complexity of the GILTI provision, the Company has not yet finalized its analysis of GILTI. Therefore, the provisional amount which was recorded related to the accounting policy election is subject to adjustment during the measurement period under SAB 118.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its unrecognized tax benefits as a result of tax examinations or lapses of statute of limitations. The change in unrecognized tax benefits may range up to $31.0 million.
NOTE 7 — NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, restricted stock units, convertible notes, and warrants. Dilutive shares outstanding include the effect of the convertible notes. Refer to Note 12 - Long-term Debt and Other Borrowings for additional information regarding the Company’s convertible notes. The following table reconciles the numerators and denominators of the basic and diluted computations for net income per share.

	Three Months Ended
	September 23, 2018	September 24, 2017
	(in thousands, except per share data)
Numerator:
Net income	$533,360	$590,690
Denominator:
Basic average shares outstanding	155,658	162,141
Effect of potential dilutive securities:
Employee stock plans	1,539	2,514
Convertible notes	6,075	15,151
Warrants	2,055	4,074
Diluted average shares outstanding	165,327	183,880
Net income per share - basic	$3.43	$3.64
Net income per share - diluted	$3.23	$3.21

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended
	September 23, 2018	September 24, 2017
	(in thousands)
Options and RSUs	87	7

Diluted shares outstanding do not include any effect resulting from note hedges associated with the Company’s 2018 Notes as their impact would have been anti-dilutive.
NOTE 8 — FINANCIAL INSTRUMENTS
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
The Company’s primary financial instruments include its cash, cash equivalents, investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and foreign currency related derivative instruments. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of capital lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 12 - Long-Term Debt and Other Borrowings for additional information regarding the fair value of the Company’s senior notes and convertible senior notes.
The following table sets forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of September 23, 2018, and June 24, 2018:

	September 23, 2018
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$653,135	$—	$—	$653,135	$647,238	$—	$5,897	$—
Time deposit	980,416	—	—	980,416	730,389	—	250,027	—
Level 1:
Money market funds	1,091,683	—	—	1,091,683	1,091,683	—	—	—
U.S. Treasury and agencies	459,201	1	(211)	458,991	32,929	426,062	—	—
Mutual funds	69,807	2,390	(83)	72,114	—	—	—	72,114
Level 1 Total	1,620,691	2,391	(294)	1,622,788	1,124,612	426,062	—	72,114
Level 2:
Municipal notes and bonds	152,337	2	(581)	151,758	—	151,758	—	—
Government-sponsored enterprises	11,022	—	(204)	10,818	—	10,818	—	—
Foreign government bonds	31,052	—	(8)	31,044	—	31,044	—	—
Corporate notes and bonds	497,206	76	(999)	496,283	65,846	430,437	—	—
Mortgage backed securities — residential	746	—	(2)	744	—	744	—	—
Level 2 Total	692,363	78	(1,794)	690,647	65,846	624,801	—	—
Total	$3,946,605	$2,469	$(2,088)	$3,946,986	$2,568,085	$1,050,863	$255,924	$72,114

	June 24, 2018
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$708,364	$—	$—	$708,364	$702,090	$—	$6,274	$—
Time deposit	999,666	—	—	999,666	749,639	—	250,027	—
Level 1:
Money market funds	2,341,807	—	—	2,341,807	2,341,807	—	—	—
U.S. Treasury and agencies	356,679	—	(170)	356,509	333,721	22,788	—	—
Mutual funds	68,568	516	(142)	68,942	—	—	—	68,942
Level 1 Total	2,767,054	516	(312)	2,767,258	2,675,528	22,788	—	68,942
Level 2:
Municipal notes and bonds	152,378	37	(279)	152,136	—	152,136	—	—
Government-sponsored enterprises	110,963	—	(201)	110,762	99,934	10,828	—	—
Foreign government bonds	19,986	—	(1)	19,985	19,985	—	—	—
Corporate notes and bonds	516,955	95	(1,184)	515,866	265,081	250,785	—	—
Mortgage backed securities — residential	804	—	(3)	801	—	801	—	—
Level 2 Total	801,086	132	(1,668)	799,550	385,000	414,550	—	—
Total	$5,276,170	$648	$(1,980)	$5,274,838	$4,512,257	$437,338	$256,301	$68,942

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. Additionally, the Company also considers factors such as the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three months ended September 23, 2018 or September 24, 2017. Additionally, gross realized gains/(losses) from sales of investments were insignificant in the three months ended September 23, 2018 and September 24, 2017.
The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	September 23, 2018
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
U.S. Treasury and agencies	$421,723	$(92)	$5,880	$(119)	$427,603	$(211)
Municipal notes and bonds	141,051	(534)	5,725	(47)	146,776	(581)
Mutual funds	17,592	(83)	—	—	17,592	(83)
Government-sponsored enterprises	—	—	10,785	(204)	10,785	(204)
Foreign government bonds	26,928	(8)	—	—	26,928	(8)
Corporate notes and bonds	266,159	(751)	24,286	(248)	290,445	(999)
Mortgage backed securities — residential	743	(2)	—	—	743	(2)
	$874,196	$(1,470)	$46,676	$(618)	$920,872	$(2,088)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities are as follows as of September 23, 2018:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$3,018,982	$3,018,518
Due after one year through five years	200,903	199,465
Due in more than five years	3,778	3,754
	$3,223,663	$3,221,737

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
At inception and at each quarter-end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign exchange contracts due to changes in time value are included in the assessment of effectiveness. To qualify for hedge accounting, the hedge relationship must meet criteria relating to both the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the three months ended September 23, 2018 and September 24, 2017 associated with forecasted transactions that failed to occur. Additionally, there were no significant gains or losses during the three months ended September 23, 2018 and September 24, 2017 associated with ineffectiveness.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of September 23, 2018, the Company had a net gain of $6.2 million accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges which it expects to reclassify from other comprehensive income into earnings over the next 12 months. Additionally, as of September 23, 2018, the Company had a net loss of $2.2 million accumulated in other comprehensive income, net of tax, related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 6.5 years.
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
As of September 23, 2018, the Company had the following outstanding foreign currency contracts that were entered into under its cash flow and balance sheet hedge programs:

	Notional Value
	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign currency forward contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$438,871	$—	$244,735
Euro	73,297	—	33,956	—
Korean won	24,387	—	—	169,276
British pound sterling	—	—	32,923	—
Taiwan dollar	—	—	26,044	—
Singapore dollar	—	—	21,915	—
Swiss franc	—	—	19,059	—
Indian rupee	—	—	3,289	—
	$97,684	$438,871	$137,186	$414,011
Foreign currency option contracts
	Buy Put	Sell Put	Buy Put	Sell Put
Japanese yen (1)	$53,765	$56,236	$—	$—
(1) The local currency notional amounts of these foreign currency option contracts are equal to each other.

The fair value of derivative instruments in the Company’s Condensed Consolidated Balance Sheets as of September 23, 2018, and June 24, 2018 were as follows:

	September 23, 2018				June 24, 2018
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	$11,330	Accrued expenses and other current liabilities	$3,724	Prepaid expense and other assets	$7,581	Accrued expenses and other current liabilities	$8,866
Interest rate contracts, short-term		—	Accrued expenses and other current liabilities	4,349		—	Accrued expenses and other current liabilities	7,468
Interest rate contracts, long-term		—	Other long-term liabilities	29,126		—	Other long-term liabilities	23,720
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	105	Accrued expenses and other current liabilities	46	Prepaid expense and other assets	111	Accrued expenses and other current liabilities	32
Total Derivatives		$11,435		$37,245		$7,692		$40,086

Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of September 23, 2018, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be an offset to assets and liabilities by $6.2 million, resulting in a net derivative asset of $5.2 million and net derivative liability of $31.0 million. As of June 24, 2018, the potential effect of rights of offset associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $5.6 million, resulting in a net derivative asset of $2.1 million and a net derivative liability of $34.4 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

		Three Months Ended September 23, 2018
	Location of Gain or (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
		(in thousands)
Derivatives in Cash Flow Hedging Relationships
Foreign Exchange Contracts	Revenue	$8,441	$674
Foreign Exchange Contracts	Cost of goods sold	(124)	(1,557)
Foreign Exchange Contracts	Selling, general, and administrative	(204)	(527)
Interest Rate Contracts	Other expense, net	—	(33)
		$8,113	$(1,443)

		Three Months Ended September 24, 2017
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in or Reclassified into Income	(Loss) Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
		(in thousands)
Foreign Exchange Contracts	Revenue	$(9)	$(3,806)	$2,547
Foreign Exchange Contracts	Cost of goods sold	2,443	824	(208)
Foreign Exchange Contracts	Selling, general, and administrative	1,356	714	(117)
Foreign Exchange Contracts	Other expense, net	—	—	(17)
Interest Rate Contracts	Other expense, net	—	(31)	—
		$3,790	$(2,299)	$2,205
The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended
		September 23, 2018	September 24, 2017
Derivatives Not Designated as Hedging Instruments:	Location of Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income
		(in thousands)
Foreign Exchange Contracts	Other income	$10,588	$2,672

The following table presents the effect of the fair value cash flow hedge accounting on the Statement of Financial Performance as well as presents the location and amount of gain/(loss) recognized in Income on fair value and cash flow hedging relationships:

	Three Months Ended
	September 23, 2018
	Revenue	Cost of Goods Sold	Selling, General and Admini-strative	Other Income (Expense)
	(in thousands)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded:
	$2,330,691	$1,272,493	$174,775	$(377)

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20:
Interest contracts:
Hedged items	—	—	—	2,286
Derivatives designated as hedging instruments	—	—	—	(2,286)

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	674	(1,557)	(527)	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	—	—	(33)

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

NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	September 23, 2018	June 24, 2018
	(in thousands)
Raw materials	$994,676	$916,438
Work-in-process	187,352	222,921
Finished goods	692,166	736,803
	$1,874,194	$1,876,162

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.5 billion as of September 23, 2018, and June 24, 2018, respectively. As of September 23, 2018, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Intangible Assets
The following table provides the Company’s intangible assets:

	September 23, 2018			June 24, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$630,214	$(445,789)	$184,425	$630,220	$(433,309)	$196,911
Existing technology	669,507	(599,452)	70,055	669,520	(576,844)	92,676
Patents and other intangible assets	101,017	(72,808)	28,209	99,767	(71,518)	28,249
Total intangible assets	$1,400,738	$(1,118,049)	$282,689	$1,399,507	$(1,081,671)	$317,836
During the three months ended September 23, 2018 and September 24, 2017, the Company recognized $36.4 million and $39.3 million, respectively, in intangible asset amortization expense.
The estimated future amortization expense of intangible assets as of September 23, 2018, was as follows:

Fiscal Year	Amount
(in thousands)
2019 (remaining 9 months)	$89,651
2020	60,925
2021	58,241
2022	54,680
2023	11,146
Thereafter	8,046
$282,689

NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 23, 2018	June 24, 2018
	(in thousands)
Accrued compensation	$516,644	$506,471
Warranty reserves	179,606	192,480
Income and other taxes payable	253,308	185,384
Dividend payable	167,907	174,372
Other	230,407	250,502
	$1,347,872	$1,309,209

NOTE 12 — LONG-TERM DEBT AND OTHER BORROWINGS
As of September 23, 2018, and June 24, 2018, the Company’s outstanding debt consisted of the following:

	September 23, 2018				June 24, 2018
	Amount (in thousands)		Effective Interest Rate		Amount (in thousands)		Effective Interest Rate
Fixed-rate 2.75% Senior Notes Due March 15, 2020 ("2020 Notes")	$500,000		2.88%		$500,000		2.88%
Fixed-rate 2.80% Senior Notes Due June 15, 2021 ("2021 Notes")	800,000		2.95%		800,000		2.95%
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%		500,000		3.87%
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 ("2041 Notes")	247,510	(1)	4.28%		326,953	(1)	4.28%
Commercial paper	360,000		2.30%	(2)	360,000		2.33%	(2)
Total debt outstanding, at par	2,407,510				2,486,953
Unamortized discount	(65,388)				(85,196)
Fair value adjustment - interest rate contracts	(33,475)				(31,189)
Unamortized bond issuance costs	(1,688)				(1,820)
Total debt outstanding, at carrying value	$2,306,959				$2,368,748
Reported as:
Current portion of long-term debt, and commercial paper	$548,400	(1)			$608,532	(1)
Long-term debt	1,758,559				1,760,216
Total debt outstanding, at carrying value	$2,306,959				$2,368,748
____________________________
(1) As of the report date, these notes were convertible at the option of the bondholder. This is a result of the following condition being met: the market value of the Company’s Common Stock was greater than 130% of the convertible notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end. As a result, the 2041 Notes were classified in current liabilities and a portion of the equity component, associated with the convertible notes representing the unamortized discount, was classified in temporary equity on the Company’s Consolidated Balance Sheets. Upon closure of the conversion period, the notes not converted will be reclassified back into noncurrent liabilities and the temporary equity will be reclassified into permanent equity.
(2) Represents the weighted average effective interest rate for all outstanding balances as of the report date.
Convertible Senior Notes
In June 2012, with the acquisition of Novellus Systems, Inc. (“Novellus”), the Company assumed $700 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes,”). The Company pays cash interest at an annual rate of 2.625%, on a semi-annual basis on May 15 and November 15 of each year. The 2041 Notes also have a contingent interest payment provision that may require the Company to pay additional interest, up to 0.60% per year, based on certain thresholds, beginning with the semi-annual interest payment on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the 2041 Notes.

The Company separately accounts for the liability and equity components of the 2041 Notes. The initial debt components of the 2041 Notes were valued based on the present value of the future cash flows using the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature, which equals the effective interest rate on the liability component disclosed in the table below, respectively. The equity component was initially valued equal to the principle value of the notes, less the present value of the future cash flows using the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without a conversion feature, which equated to the initial debt discount.
The 2041 Notes may be redeemed on or after May 21, 2021 at a price equal to outstanding principal plus accrued and unpaid interest if the last reported sales price of common shares has been equal to or more than 150% of the then applicable conversion price for at least 20 trading days during the 30 consecutive trading days prior to the redemption notice date.
Under certain circumstances, the 2041 Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the table below. The principal value of the 2041 Note conversions in the three months ended September 23, 2018, was approximately $79.4 million. During the quarter ended September 23, 2018, and in the subsequent period through October 19, 2018, the Company received notice of conversion of an additional $6.0 million principal value of 2041 Notes. Selected additional information regarding the 2041 Notes outstanding as of September 23, 2018, and June 24, 2018, is as follows:

	September 23, 2018	June 24, 2018
	2041 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$159,523	$159,120
Carrying amount of temporary equity component, net of tax	$58,812	$78,192
Remaining amortization period (years)	22.6	22.9
Fair Value of Notes (Level 2)	$1,161,772
Conversion rate (shares of common stock per $1,000 principal amount of notes)	30.3454
Conversion price (per share of common stock)	$32.95
If-converted value in excess of par value	$921,771
Estimated share dilution using average quarterly stock price $172.39 per share	6,075

Convertible Warrants
The Company has warrants outstanding in connection with its 2018 convertible notes that matured in May 2018. The warrants settlement is contractually defined as net share settlement. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock. During the three months ended September 23, 2018, 4.1 million warrants associated with the 2018 Notes were exercised, resulting in the issuance of approximately 2.3 million shares of the Company's Common Stock.
The following table presents the details of the outstanding warrants as of September 23, 2018:

2018 Notes
(shares in thousands)
Warrants:
Underlying shares	3,500
Estimated share dilution using average quarterly stock price $172.39 per share	2,055
Exercise price	$71.42
Remaining expiration date range	September 24 - October 24, 2018

Senior Notes
On March 12, 2015, the Company completed a public offering of $500 million aggregate principal amount of the Company’s Senior Notes due March, 2020 (the “2020 Notes”) and $500 million aggregate principal amount of the Company’s Senior Notes due March, 2025 (the “2025 Notes”, together with the 2020 Notes, the “Senior Notes”). The Company pays interest at an annual rate of 2.75% and 3.80%, on the 2020 Notes and 2025 Notes, respectively, on a semi-annual basis on March 15 and September 15 of each year. During the year ended June 26, 2016, the Company entered into a series of interest rate contracts hedging the fair value of a portion of the 2025 Notes par value, whereby the Company receives a fixed rate and pays a variable rate based on a certain benchmark interest rate. Refer to Note 8 - Financial Instruments for additional information regarding these interest rate contracts.
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
Selected additional information regarding the Senior Notes outstanding as of September 23, 2018, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2020 Notes	1.5	$496,460
2021 Notes	2.7	$787,304
2025 Notes	6.5	$494,860

Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program (“the CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. The net proceeds from the commercial paper program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time and under the Company’s stock repurchase program.  As of September 23, 2018, borrowings under the CP Program totaled $360.0 million, with a weighted-average interest rate of 2.30% and maturities of 90 days or less. Amounts available under the CP Program may be re-borrowed.
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
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (2) LIBOR multiplied by the statutory rate, plus a spread of 0.9% to 1.5% in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants and events of default. As of September 23, 2018, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, convertible notes, the term loan agreement, commercial paper, and the revolving credit facility during the three months ended September 23, 2018, and September 24, 2017.

	Three Months Ended
	September 23, 2018	September 24, 2017
	(in thousands)
Contractual interest coupon	$17,427	$17,956
Amortization of interest discount	900	4,104
Amortization of issuance costs	329	485
Effect of interest rate contracts, net	753	(349)
Total interest cost recognized	$19,409	$22,196

NOTE 13 — COMMITMENTS AND CONTINGENCIES
Operating Leases and Related Guarantees
The Company leases the majority of its administrative, research and development (“R&D”) and manufacturing facilities, regional sales/service offices, and certain equipment under non-cancelable operating leases. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters, Tualatin, Oregon campus, and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation.
The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “Operating Leases”). The Company was required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of September 23, 2018.
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
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that are intended to limit its exposure to such indemnifications. As of September 23, 2018, the Company had not recorded any liability in connection with these indemnifications, as it does not believe that it is probable that any amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of September 23, 2018, the maximum potential amount of future payments that it could be required to make under these arrangements and letters of credit was $26.1 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.
In addition, the Company has entered into indemnification agreements with its officers and directors, consistent with its Bylaws and Articles of Incorporation; and under California law, the Company is required to provide indemnification to all its employees for actions within the scope of their employment. Although the Company maintains insurance contracts that cover some of the potential liability associated with these indemnification agreements, there is no guarantee that all such liabilities will be covered.  The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under such indemnification agreements or statutory obligations.
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 23, 2018	September 24, 2017
	(in thousands)
Balance at beginning of period	$192,480	$161,981
Warranties issued during the period	69,575	48,790
Settlements made during the period	(87,305)	(44,053)
Changes in liability for pre-existing warranties	4,856	1,619
Balance at end of period	$179,606	$168,337

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
NOTE 14 — STOCK REPURCHASE PROGRAM
In March 2018, the Board of Directors authorized the Company to repurchase up to an additional $2.0 billion of Common Stock. The new authorization increased the share repurchase authorization granted in November 2017 to an aggregate of $4.0 billion of Common Stock, and supplements the remaining balances from any prior authorizations. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases are funded using the Company’s cash, cash generation, and available credit facilities. This repurchase program has no termination date and may be suspended or discontinued at any time.
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share (1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 24, 2018				$1,733,638
Quarter ended September 23, 2018	7,807	$1,733,530	$183.55	$108

(1) Average price paid per share excludes effect of accelerated share repurchases; see additional disclosure below regarding our accelerated share repurchase activity during the fiscal year.
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three months ended September 23, 2018, the Company acquired 14 thousand shares at a total cost of $2.4 million which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.

Accelerated Share Repurchase Agreements Executed in September Quarter
On August 15, 2018, the Company entered into four separate accelerated share repurchase agreements (collectively, the "August 2018 ASR") with two financial institutions to repurchase a total of $1.4 billion of Common Stock. The Company took an initial delivery of approximately 5.8 million shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on August 14, 2018. The total number of shares to be received under the August 2018 ASR will be based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement for the August 2018 ASR is expected to be completed no later than February 15, 2019.
NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive income (loss), net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Gain or Loss on Cash flow hedges		Accumulated Unrealized Holding Gain or Loss on Available-For-Sale Investments		Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance as of June 24, 2018	$(32,722)	$(4,042)		$(1,190)		$(19,495)	$(57,449)
Other comprehensive (loss) income before reclassifications	(6,261)	7,265		(287)		85	802
Losses (income) reclassified from accumulated other comprehensive income (loss) to net income	—	1,148	(1)	(3)	(2)	—	1,145
Effects of ASU 2018-02 adoption	—	(399)		—		(1,828)	(2,227)
Net current-period other comprehensive income (loss)	$(6,261)	$8,014		$(290)		$(1,743)	$(280)
Balance as of September 23, 2018	$(38,983)	$3,972		$(1,480)		$(21,238)	$(57,729)

(1) Amount of after tax gain reclassified from AOCI into net income located in revenue: $600 gain; cost of goods sold: $1,325 loss; selling, general, and administrative expenses: $398 loss; and other income and expense: $25 loss.
(2) Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in other expense, net.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, margins, market share, served addressable market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, any change in our customers’ proportion of capital expenditure (with respect to certain technology inflections); hedging transactions; debt or financing arrangements; our competition, our ability to defend our market share, and to gain new market share; our ability to obtain and qualify alternative sources of supply; the impact of U.S. tax reform, our estimated annual tax rate and the factors that affect our tax rates; anticipated growth in the industry and the total market for wafer fabrication equipment and our growth relative to such growth; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; the role of component suppliers in our business; our leadership and competency, and their ability to facilitate innovation; our ability to continue to, including the underlying factors that, create sustainable differentiation; the resources invested to comply with evolving standards and the impact of such efforts; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 24, 2018 (our “2018 Form 10-K”), and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three months ended September 23, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2018 Form 10-K.
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
Our customer base includes leading semiconductor memory, foundry, and integrated device manufacturers that make products such as non-volatile memory, DRAM memory, and logic devices. We aim to increase our strategic relevance with our customers by contributing more to their continued success. Our core technical competency is integrating hardware, process, materials, software, and process control enabling results on the wafer.
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
Demand from the Cloud, Internet of Things, and other markets is driving the need for increasingly powerful and cost-efficient semiconductors. At the same time, there are growing technical challenges with traditional scaling. These trends are driving significant inflections in semiconductor manufacturing, such as the increasing importance of vertical 3D scaling strategies as well as multiple patterning to enable shrinks.
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
Despite recent semiconductor capital investment volatility, over the longer term, we believe that technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration will lead to an increase in our served addressable market for our products and services in deposition, etch, and clean. While there could be continued variability in the near-term, we believe that demand for our products and services will increase faster than overall spending on wafer fabrication equipment, as the proportion of customers’ capital expenditures rises in these technology inflection areas, and we continue to gain market share.
The following summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	September 23, 2018	June 24, 2018	September 24, 2017
	(in thousands, except per share data and percentages)
Revenue	$2,330,691	$3,125,928	$2,478,140
Gross margin	$1,058,198	$1,479,408	$1,149,343
Gross margin as a percent of total revenue	45.4%	47.3%	46.4%
Total operating expenses	$466,447	$524,213	$456,121
Net income	$533,360	$1,021,146	$590,690
Diluted net income per share	$3.23	$5.82	$3.21
In the September 2018 quarter, revenue decreased compared to the June 2018 quarter primarily as a result of lower customer demand during the quarter. Gross margin as a percentage of revenue in the September 2018 quarter decreased as compared to the June 2018 quarter primarily due to lower factory utilization and customer and product mix. Operating expenses in the September 2018 quarter decreased compared to the June 2018 quarter mainly due to a decrease in variable compensation, outside services and supplies.
Our cash and cash equivalents, investments, and restricted cash and investments balances decreased to $3.9 billion as of September 23, 2018, compared to $5.2 billion as of June 24, 2018; driven by $1.7 billion of share repurchases, including net share settlement on employee stock-based compensation and $174 million of dividends paid to stockholders, offset by cash generated by operations of approximately $720 million. Employee headcount as of September 23, 2018, was approximately 11,000.

RESULTS OF OPERATIONS
Revenue

	Three Months Ended
	September 23, 2018	June 24, 2018	September 24, 2017
Revenue (in millions)	$2,331	$3,126	$2,478
Japan	29%	18%	20%
China	25%	21%	14%
Korea	16%	35%	38%
Taiwan	12%	10%	14%
Southeast Asia	9%	5%	5%
United States	5%	5%	6%
Europe	4%	6%	3%
Revenue for the September 2018 quarter decreased 25% and 6% from the June 2018 and September 2017 quarters, respectively, reflecting lower customer demand for semiconductor equipment. Our deferred revenue balance at September 23, 2018 decreased to $626 million, as compared to $994 million as of June 24, 2018, as a result of our adoption of ASC 606, as well as timing of revenue recognition. Our deferred revenue balance does not include system shipments to customers in Japan, for which title does not transfer until customer acceptance. Shipments to customers in Japan are classified as inventory at cost until the time of acceptance. The estimated future revenue value from shipments to customers in Japan was approximately $454 million as of September 23, 2018, and $607 million as of June 24, 2018.
The percentages of system revenues to each of the markets we serve were as follows for the periods presented:

Three Months Ended
September 23, 2018
Memory	77%
Foundry	17%
Logic/integrated device manufacturing	6%
Gross Margin

	Three Months Ended
	September 23, 2018	June 24, 2018	September 24, 2017
	(in thousands, except percentages)
Gross margin	$1,058,198	$1,479,408	$1,149,343
Percent of revenue	45.4%	47.3%	46.4%
Gross margin as a percentage of revenue decreased in the September 2018 quarter compared to the June 2018 quarter primarily due to lower factory utilization and changes in customer and product mix. The decrease in gross margin as a percentage of revenue in the September 2018 quarter compared to the September 2017 quarter is primarily due to lower factory utilization.
Research and Development

	Three Months Ended
	September 23, 2018	June 24, 2018	September 24, 2017
	(in thousands, except percentages)
Research & development (“R&D”)	$291,672	$327,713	$275,078
Percent of revenue	12.5%	10.5%	11.1%
We continued to make significant R&D investments focused on leading-edge deposition, etch, clean and other semiconductor manufacturing requirements. The spending in the September 2018 quarter decreased compared to the June 2018 quarter due to an $18 million decrease in variable compensation and a $7 million decrease in supplies. The increase in R&D during the September 2018 quarter compared to the same period in the prior year was mainly due to an increase of $20 million in salaries and benefits due to higher headcount, a $4 million increase in outside services, partially offset by a $12 million decrease in variable compensation.
Selling, General, and Administrative

	Three Months Ended
	September 23, 2018	June 24, 2018	September 24, 2017
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$174,775	$196,500	$181,043
Percent of revenue	7.5%	6.3%	7.3%
Selling, general, and administrative during the September 2018 quarter decreased in comparison to the June 2018 quarter mainly due to an $18 million decrease in variable compensation. The decrease in SG&A during the September 2018 quarter compared to the same period in the prior year was primarily due to a decrease of $15 million in variable compensation, partially offset by an increase of $5 million in salaries and benefit due to higher headcount.
Other Expense, Net
Other expense, net consisted of the following:

	Three Months Ended
	September 23, 2018	June 24, 2018	September 24, 2017
	(in thousands)
Interest income	$18,933	$23,265	$20,209
Interest expense	(21,788)	(24,431)	(23,905)
Gains on deferred compensation plan related assets, net	5,213	7,160	3,453
Loss on extinguishment of debt	83	542	—
Foreign exchange gains (losses), net	51	(513)	(3,000)
Other, net	(2,869)	(3,069)	(2,259)
	$(377)	$2,954	$(5,502)
Interest income decreased in the September 2018 quarter compared to the June 2018 and September 2017 quarters as a result lower cash balances, offset by higher yield.
Interest expense decreased in the September 2018 quarter compared to the June 2018 and September 2017 quarters due to the retirement of the 2018 Convertible Note and conversions of the 2041 Convertible Note.
Changes in the market value of securities in the portfolio drove the noted variability in the gains on assets related to obligations under our deferred compensation plan.
Foreign exchange fluctuations are primarily due to currency movements against portions of our unhedged balance sheet exposures.
Other net was higher during the September 2018 quarter compared to the September 2017 quarter primarily due to an increase in charitable contributions during the September 2018 quarter.
Income Tax Expense
As discussed in Note 6, “Income Tax Expense” of our Condensed Consolidated Financial Statements, the “Tax Cuts & Jobs Act” was signed into law on December 22, 2017 and was effective starting in our quarter ended December 24, 2017. U.S. tax reform reduces the U.S. federal statutory tax rate from 35% to 21%, mandates payment of a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. The impact on income taxes due to change in legislation is required under the authoritative guidance of Accounting Standards Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted. In conjunction, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which allows for the recording of provisional amounts related to U.S. tax reform and subsequent adjustments related to U.S. tax reform during an up to one-year measurement period that is similar to the measurement period used when accounting for business combinations. We recorded what we believe to be reasonable estimates and the provisional activity is subject to further adjustments under SAB 118. Such adjustments were made during the

September 2018 quarter as outlined below, incorporating new information into the estimates; we may make further adjustments as new information is made available. In addition, for significant items for which we could not make a reasonable estimate, no provisional activity was recorded. We will continue to refine the provisional balances and adjustments may be made under SAB 118 during the measurement period as a result of future changes in interpretation, information available, assumptions made by the Company and/or issuance of additional guidance; these adjustments could be material.
The below discussion around the provision for income taxes and effective tax rate are significantly impacted by U.S. tax reform.
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended
	September 23, 2018	June 24, 2018	September 24, 2017
	(in thousands, except percentages)
Income tax expense (benefit)	$58,014	$(62,997)	$97,030
Effective tax rate	9.8%	(6.6)%	14.1%
The increase in the effective tax rate for the September 2018 quarter compared to the June 2018 quarter was primarily due to the impact of the GILTI provisions which are applicable beginning in fiscal year 2019 and the impact of an adjustment under SAB 118 to the U.S. tax reform mandated one-time transition tax on accumulated unrepatriated foreign earnings.
The decrease in the effective tax rate for the September 2018 quarter compared to the September 2017 quarter was primarily due to the reduction of the federal statutory tax rate from 35% to 21%.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States at rates that are generally lower than in the United States. Please refer to Note 6 - Income Taxes of the notes to our Consolidated Financial Statements in our 2018 Form 10-K for additional information.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on historical experience and on various other assumptions we believe to be applicable and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates, which could have a material impact on our business, results of operations, and financial condition. Our critical accounting estimates include:

•	the recognition and valuation of revenue from arrangements with multiple performance obligations which impacts revenue;

•	the valuation of inventory, which impacts gross margin;

•	the valuation of warranty reserves, which impacts gross margin;

•	the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions, which impact our provision for income tax expenses; and

•	the valuation and recoverability of long-lived assets, which impacts gross margin and operating expenses when we record asset impairments or accelerate their depreciation or amortization.
We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements regarding the critical accounting estimates indicated above.

Revenue Recognition: On June 25, 2018, we adopted FASB ASU No. 2014-09 (ASC 606) - Revenue From Contracts with Customers which provides guidance for revenue recognition that superseded the revenue recognition requirements in ASC 605, Revenue Recognition and most industry specific guidance. Refer to Note 3 - Revenue, of our Condensed Consolidated Financial Statements, included in Part 1 of this report, for a summary of our revenue recognition policy.
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
Income Taxes: Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we will not be able to realize all or part of our net deferred tax assets, an adjustment will be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets will be realized, then the previously provided valuation allowance will be reversed.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 2 - Recent Accounting Pronouncements, of our Condensed Consolidated Financial Statements, included in Part 1 of this report.
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash and cash equivalents, investments, and restricted cash and investments (together comprising total cash and investments) were $3.9 billion at September 23, 2018 compared to $5.2 billion as of June 24, 2018. This decrease was primarily due to Common Stock repurchases in connection with our stock repurchase program.
Cash Flow from Operating Activities
Net cash provided by operating activities of $720 million during the three months ended September 23, 2018, consisted of (in millions):

Net income	$533.4
Non-cash charges:
Depreciation and amortization	79.8
Equity-based compensation expense	50.3
Deferred income taxes	(83.5)
Amortization of note discounts and issuance costs	1.2
Changes in operating asset and liability accounts	136.8
Other	2.3
$720.3
Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: decreases in accounts receivable of $340.0 million and increases in accrued expenses and other liabilities of $12.0 million. The sources of cash are offset by uses of cash from the following: decreases in trades accounts payable of $141.3 million and deferred profit of $17.1 million, along with increases in prepaid expense and other assets of $34.4 million and inventories of $22.4 million
Cash Flow from Investing Activities
Net cash used for investing activities during the three months ended September 23, 2018, was $672.3 million, primarily consisting of net purchases of available-for-sale securities of $612.6 million, and capital expenditures of $56.1 million.
Cash Flow from Financing Activities
Net cash used for financing activities during the three months ended September 23, 2018, was $2.0 billion, primarily consisting of $1.7 billion in treasury stock repurchases, $174.4 million in dividends paid, and $79.9 million of cash paid for debt repayment.

Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of September 23, 2018, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
Under certain circumstances, our 2041 Notes may be converted and settled in cash and shares of our Common Stock. During the three months ended September 23, 2018, approximately $79.4 million principal value of convertible 2041 Notes were converted and in the subsequent period through October 19, 2018, we received notice of conversion of an additional $6 million principal value of 2041 Notes, which will settle in the quarter ending December 23, 2018. We expect to have sufficient levels of cash, cash equivalents, and short term investments to fund the near-term settlement of these Convertible Notes.
During the December 2017 quarter, a one-time transition tax on accumulated unrepatriated foreign earnings, estimated at $991 million, was recognized associated with the December 2017 U.S. tax reform. This value is identified as provisional in our Condensed Consolidated Financial Statements for the period ended September 23, 2018, and is subject to future measurement period adjustments under SAB 118. Such an adjustment was made during the June 2018 quarter and the September 2018 quarter, incorporating new information into the estimate; we may make further adjustments as new information is made available. The revised estimate is now $919.5 million. The Company elected to pay the one-time transition tax over a period of eight years with 8% of the transition tax to be paid each September 15 for years 2018 through 2022, and 15%, 20%, and 25%, respectively, to be paid each September 15 for years 2023 through 2025.
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
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2018 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 24, 2018. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of September 23, 2018. Actual results may differ materially.
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

The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of September 23, 2018, were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 23, 2018	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
U.S. Treasury and agencies	$459,934	$459,620	$459,305	$458,991	$458,677	$458,362	$458,048
Municipal notes and bonds	153,944	153,215	152,486	151,758	151,029	150,300	149,572
Government-sponsored enterprises	11,058	10,978	10,898	10,818	10,739	10,659	10,579
Foreign government bonds	31,204	31,150	31,097	31,044	30,991	30,938	30,885
Bank and corporate notes	499,482	498,416	497,349	496,283	495,217	494,151	493,085
Mortgage backed securities - residential	790	775	759	744	728	712	697
Total	$1,156,412	$1,154,154	$1,151,894	$1,149,638	$1,147,381	$1,145,122	$1,142,866
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of September 23, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 23, 2018, we implemented certain controls over financial reporting in connection with our adoption of ASC 606, “Revenue from Contracts with Customers.” There were no other changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During periods of rapid growth or decline in demand for our products and services, we face significant challenges in maintaining adequate financial and business controls, management processes, information systems, and procedures for training, assimilating, and managing our workforce, and in appropriately sizing our supply chain infrastructure and facilities, work force, and other components of our business on a timely basis. If we do not adequately meet these challenges during periods of increasing or declining demand, our gross margins and earnings may be negatively impacted.
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
Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations, and Earnings per Share
We have $2.4 billion in aggregate principal amount of senior unsecured notes, convertible notes, and commercial paper instruments outstanding. Additionally, we have funding available to us under our $1.25 billion commercial paper program and our $1.25 billion revolving credit facility, which serves as a backstop to our commercial paper program. Our revolving credit facility also includes an option to increase the amount up to an additional $600 million, for a potential total commitment of $1.85 billion. We may, in the future, decide to enter into additional debt arrangements.
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
Conversion of our Convertible Notes and the exercise of warrants may cause dilution to our stockholders and to our earnings per share. The number of shares of our Common Stock into which the Convertible Notes are convertible and for which the warrants are exercisable for may be adjusted from time to time, including increases in such rates as a result of dividends that we pay to our stockholders. Upon conversion of any Convertible Notes, we will deliver cash in the amount of the principal amount of the Convertible Notes and, with respect to any excess conversion value greater than the principal amount of the Convertible Notes, shares of our Common Stock, which would result in dilution to our stockholders. Prior to the maturity of the Convertible Notes, if the price of our Common Stock exceeds the conversion price, U.S. generally accepted accounting principles require that we report an increase in diluted share count, which would result in lower reported earnings per share. The price of our

Common Stock could also be affected by sales of our Common Stock by investors who view the Convertible Notes as a more attractive means of equity participation in our company and also by hedging activity that may develop involving our Common Stock by holders of the Convertible Notes.
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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part 1 Item 1. Business, accounted for approximately 95%, 93%, and 92% of total revenue in the three months ended September 23, 2018 and fiscal years 2018, and 2017, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
We are subject to various challenges related to international sales and the management of global operations including but not limited to:

•	trade balance issues;

•	tariffs and other barriers;

•	developing customers and/or suppliers, whom may have limited access to capital resources;

•	global or national economic and political conditions;

•	changes in currency controls;

•	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;

•	our ability to respond to customer and foreign government demands for locally sourced systems, spare parts, and services and develop the necessary relationships with local suppliers;

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
We have experienced cyber threats and incidents in the past. Although past threats and incidents have not resulted in a material adverse effect, we may incur material losses related to cyber threats or incidents in the future. If we were subject to a cyber incident, it could have a material adverse effect on our business. Such adverse effects might include:

•	Loss of (or inability to access, e.g. through ransomware) confidential and/or sensitive information stored on these critical information systems or transmitted to or from those systems;

•	The disruption of the proper function of our products, services and/or operations;

•	The failure of our or our customers’ manufacturing processes;

•	Errors in the output of our work or our customers’ work;

•	The loss or public exposure of the personal information of our employees or customers;

•	The public release of customer orders, financial and business plans, and operational results;

•	Exposure to claims from third parties who are adversely impacted by such incidents;

•	Misappropriation or theft of Company, customer, supplier, or other’s assets or resources, and costs associated therewith;

•	Diminution in the value of Lam's investment in research, development and engineering; or

•	Our failure to meet, or violation of, regulatory or other legal obligations, such as the timely publication or filing of financial statements, tax information and other required communications.
While we have implemented ISO 27001 compliant security procedures and virus protection software, intrusion prevention systems, identity and access control, and emergency recovery processes, and we carefully select our third-party providers of information systems, to mitigate risks to the information systems that we rely on, those mitigation and protection systems cannot be guaranteed to be fail-safe and we may still suffer cyber-related incidents.
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
Repurchases of Company Shares
In March 2018, the Board of Directors authorized the Company to repurchase up to an additional $2.0 billion of Common Stock. The new authorization increased the share repurchase authorization granted in November 2017 to an aggregate of $4.0 billion of Common Stock, and supplements the remaining balances from any prior authorizations. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using our cash, cash generation, and available credit facilities. This repurchase program has no termination date and may be suspended or discontinued at any time.
Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 24, 2018				$1,733,638
June 25, 2018 - July 22, 2018	5	$174.64	—	1,733,638
July 23, 2018 - August 19, 2018	7,810	$183.54	7,807	108
August 20, 2018 - September 23, 2018	6	$163.80	—	108
Quarter ended September 23, 2018	7,821	$183.46	7,807	$108

(1)
During the three months ended September 23, 2018, we acquired 14 thousand shares at a total cost of $2.4 million, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.

(2)	Average price paid per share excludes effect accelerated share repurchases; see additional disclosure below regarding our accelerated share repurchase activity during the fiscal year.

Accelerated Share Repurchase Agreements Executed in September Quarter
On August 15, 2018, we entered into four separate accelerated share repurchase agreements (collectively, the "August 2018 ASR") with two financial institutions to repurchase a total of $1.4 billion of Common Stock. We took an initial delivery of approximately 5.8 million shares, which represented 75% of the prepayment amount divided by our closing stock price on August 14, 2018. The total number of shares to be received under the August 2018 ASR will be based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the August 2018 ASR is expected to be completed no later than February 15, 2019.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

Exhibit Number	Description

10.1*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan

10.2*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 23, 2018	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)