Form 10-Q
period 2018-12-23
LAM RESEARCH CORP
filed 2019-01-30
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 23, 2018
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
As of January 28, 2019, the Registrant had 152,593,454 shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
Revenue	$2,522,673	$2,580,815	$4,853,364	$5,058,955
Cost of goods sold	1,377,640	1,375,248	2,650,133	2,704,045
Gross margin	1,145,033	1,205,567	2,203,231	2,354,910
Research and development	285,556	281,311	577,228	556,389
Selling, general, and administrative	169,098	186,885	343,873	367,928
Total operating expenses	454,654	468,196	921,101	924,317
Operating income	690,379	737,371	1,282,130	1,430,593
Other expense, net	(30,649)	(3,152)	(31,026)	(8,654)
Income before income taxes	659,730	734,219	1,251,104	1,421,939
Income tax expense	(90,875)	(744,174)	(148,889)	(841,204)
Net income (loss)	$568,855	$(9,955)	$1,102,215	$580,735
Net income (loss) per share:
Basic	$3.67	$(0.06)	$7.10	$3.59
Diluted	$3.51	$(0.06)	$6.73	$3.16
Number of shares used in per share calculations:
Basic	155,022	161,135	155,340	161,638
Diluted	162,170	161,135	163,749	183,958

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
Net income (loss)	$568,855	$(9,955)	$1,102,215	$580,735
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7,268)	5,239	(13,529)	13,108
Cash flow hedges:
Net unrealized gains during the period	5,122	6,930	11,988	9,992
Net gains reclassified into earnings	(5,726)	(5,459)	(4,578)	(3,271)
	(604)	1,471	7,410	6,721
Available-for-sale investments:
Net unrealized gains (losses) during the period	585	(18,339)	298	(20,066)
Net (gains) losses reclassified into earnings	(51)	84	(54)	(39)
	534	(18,255)	244	(20,105)
Defined benefit plans, net change in unrealized component	375	172	(1,368)	(2,184)
Other comprehensive loss, net of tax	(6,963)	(11,373)	(7,243)	(2,460)
Comprehensive income (loss)	$561,892	$(21,328)	$1,094,972	$578,275

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 23, 2018	June 24, 2018
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$3,359,793	$4,512,257
Investments	275,670	437,338
Accounts receivable, less allowance for doubtful accounts of $5,308 as of December 23, 2018, and $5,343 as of June 24, 2018	1,868,842	2,176,936
Inventories	1,703,307	1,876,162
Prepaid expenses and other current assets	148,233	147,218
Total current assets	7,355,845	9,149,911
Property and equipment, net	1,013,306	902,547
Restricted cash and investments	255,292	256,301
Goodwill	1,484,570	1,484,904
Intangible assets, net	251,898	317,836
Other assets	407,547	367,979
Total assets	$10,768,458	$12,479,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$343,942	$510,983
Accrued expenses and other current liabilities	1,203,577	1,309,209
Deferred profit	432,216	720,086
Current portion of convertible notes, capital leases, and commercial paper	187,102	610,030
Total current liabilities	2,166,837	3,150,308
Long-term debt and capital leases, less current portion	1,813,190	1,806,562
Income taxes payable	859,232	851,936
Other long-term liabilities	87,827	90,629
Total liabilities	4,927,086	5,899,435
Commitments and contingencies
Temporary equity, convertible notes	57,009	78,192
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares; issued and outstanding, 153,961 shares at December 23, 2018, and 156,892 shares at June 24, 2018	154	157
Additional paid-in capital	6,256,942	6,144,425
Treasury stock, at cost; 128,920 shares at December 23, 2018, and 119,679 shares at June 24, 2018	(9,573,486)	(7,846,476)
Accumulated other comprehensive loss	(64,692)	(57,449)
Retained earnings	9,165,445	8,261,194
Total stockholders’ equity	5,784,363	6,501,851
Total liabilities and stockholders’ equity	$10,768,458	$12,479,478
(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended
	December 23, 2018	December 24, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,102,215	$580,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,599	159,040
Deferred income taxes	(62,704)	(228,274)
Equity-based compensation expense	89,149	83,907
Amortization of note discounts and issuance costs	2,276	9,127
Other, net	848	5,461
Changes in operating assets and liabilities	69,322	277,014
Net cash provided by operating activities	1,362,705	887,010
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(162,021)	(144,757)
Business acquisition, net of cash acquired	—	(115,697)
Purchases of available-for-sale securities	(785,188)	(2,251,486)
Sales and maturities of available-for-sale securities	945,828	1,928,011
Other, net	(4,019)	(14,996)
Net cash used for investing activities	(5,400)	(598,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(86,271)	(349,249)
Net (repayments) proceeds from issuance of commercial paper	(359,604)	798,947
Proceeds from borrowings on revolving credit facility	—	750,000
Repayments of borrowings on revolving credit facility	—	(750,000)
Treasury stock purchases	(1,737,414)	(1,266,835)
Dividends paid	(342,279)	(145,865)
Reissuance of treasury stock related to employee stock purchase plan	32,920	34,057
Proceeds from issuance of common stock	109	4,115
Other, net	(13,207)	4
Net cash used for financing activities	(2,505,746)	(924,826)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,032)	4,159
Net decrease in cash, cash equivalents, and restricted cash	(1,153,473)	(632,582)
Cash, cash equivalents, and restricted cash at beginning of period	4,768,558	2,633,739
Cash, cash equivalents, and restricted cash at end of period	$3,615,085	$2,001,157
Schedule of non-cash transactions:
Accrued payables for stock repurchases	4	1,073
Accrued payables for capital expenditures	36,582	29,031
Dividends payable	171,196	79,743
Transfers of inventory to property and equipment, net	33,723	29,977

Reconciliation of cash, cash equivalents, and restricted cash	December 23, 2018	December 24, 2017
Cash and cash equivalents	$3,359,793	$1,745,173
Restricted cash and investments	255,292	255,984
Total Cash, cash equivalents, and restricted cash	$3,615,085	$2,001,157

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	December 23, 2018
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 23, 2018	153,384	$153	$6,195,024	$(9,582,409)	$(57,729)	$8,767,786	$5,322,825
Sale of common stock	47	—	109	—	—	—	109
Purchase of treasury stock	(1,683)	(1)	—	(1,360)	—	—	(1,361)
Reissuance of treasury stock	273	—	22,637	10,283	—	—	32,920
Equity-based compensation expense	—	—	38,806	—	—	—	38,806
Effect of conversion of convertible notes	141	—	(1,435)	—	—	—	(1,435)
Exercise of warrants	1,799	2	(2)	—	—	—	—
Reclassification from temporary to permanent equity	—	—	1,803	—	—	—	1,803
Net income	—	—	—	—	—	568,855	568,855
Other comprehensive loss	—	—	—	—	(6,963)	—	(6,963)
Cash dividends declared ($1.10 per common share)	—	—	—	—	—	(171,196)	(171,196)
Balance at December 23, 2018	153,961	$154	$6,256,942	$(9,573,486)	$(64,692)	$9,165,445	$5,784,363

	Six Months Ended
	December 23, 2018
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 24, 2018	156,892	$157	$6,144,425	$(7,846,476)	$(57,449)	$8,261,194	$6,501,851
Sale of common stock	79	—	109	—	—	—	109
Purchase of treasury stock	(9,491)	(9)	—	(1,737,293)	—	—	(1,737,302)
Reissuance of treasury stock	273	—	22,637	10,283	—	—	32,920
Equity-based compensation expense	—	—	89,149	—	—	—	89,149
Effect of conversion of convertible notes	2,103	2	(20,549)	—	—	—	(20,547)
Exercise of warrants	4,105	4	(12)	—	—	—	(8)
Reclassification from temporary to permanent equity	—	—	21,183	—	—	—	21,183
Adoption of ASU 2014-09(1)	—	—	—	—	—	139,355	139,355
Adoption of ASU 2016-16(1)	—	—	—	—	—	(443)	(443)
Adoption of ASU 2018-02(1)	—	—	—	—	(2,227)	2,227	—
Net income	—	—	—	—	—	1,102,215	1,102,215
Other comprehensive loss	—	—	—	—	(5,016)	—	(5,016)
Cash dividends declared ($2.20 per common share)	—	—	—	—	—	(339,103)	(339,103)
Balance at December 23, 2018	153,961	$154	$6,256,942	$(9,573,486)	$(64,692)	$9,165,445	$5,784,363

(1) Refer to Note 2 - Recent Accounting Pronouncements for more information regarding these FASB Accounting Standard Updates.

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended
	December 24, 2017
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 24, 2017	162,144	$162	$5,891,549	$(5,375,920)	$(52,787)	$6,808,174	$7,271,178
Sale of common stock	398	—	3,073	—	—	—	3,073
Purchase of treasury stock	(3,807)	(4)	—	(1,108,169)	—	—	(1,108,173)
Reissuance of treasury stock	413	—	20,402	13,655	—	—	34,057
Equity-based compensation expense	—	—	42,124	—	—	—	42,124
Effect of conversion of convertible notes	670	1	(3,774)	—	—	—	(3,773)
Effect of bond hedge, cash in lieu of shares	(367)	—	—	—	—	—	—
Reclassification from temporary to permanent equity	—	—	6,571	—	—	—	6,571
Adoption of ASU 2016-09	—	—	—	—	—	(855)	(855)
Net income	—	—	—	—	—	(9,955)	(9,955)
Other comprehensive loss	—	—	—	—	(11,373)	—	(11,373)
Cash dividends declared ($0.50 per common share)	—	—	—	—	—	(79,743)	(79,743)
Balance at December 24, 2017	159,451	$159	$5,959,945	$(6,470,434)	$(64,160)	$6,717,621	$6,143,131

	Six Months Ended
	December 24, 2017
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 25, 2017	161,723	$162	$5,845,485	$(5,216,187)	$(61,700)	$6,249,691	$6,817,451
Sale of common stock	466	—	4,115	—	—	—	4,115
Purchase of treasury stock	(5,597)	(6)	—	(1,267,902)	—	—	(1,267,908)
Reissuance of treasury stock	413	—	20,402	13,655	—	—	34,057
Equity-based compensation expense	—	—	83,907	—	—	—	83,907
Effect of conversion of convertible notes	4,906	5	(33,406)	—	—	—	(33,401)
Effect of bond hedge, cash in lieu of shares	(2,460)	(2)	6	—	—	—	4
Reclassification from temporary to permanent equity	—	—	39,436	—	—	—	39,436
Adoption of ASU 2016-09	—	—	—	—	—	40,065	40,065
Net income	—	—	—	—	—	580,735	580,735
Other comprehensive loss	—	—	—	—	(2,460)	—	(2,460)
Cash dividends declared ($0.95 per common share)	—	—	—	—	—	(152,870)	(152,870)
Balance at December 24, 2017	159,451	$159	$5,959,945	$(6,470,434)	$(64,160)	$6,717,621	$6,143,131

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 23, 2018
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 30, 2019 and includes 53 weeks. The quarters ended December 23, 2018 (the “December 2018 quarter”) and December 24, 2017 (the “December 2017 quarter”) included 13 weeks.
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

The impact of adoption of ASC 606 on the Company's Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheet was as follows:

	Three months ended			Six Months Ended
	December 23, 2018			December 23, 2018
	As Reported	Without adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Without adoption of ASC 606	Effect of Change Higher/(Lower)
	(In thousands)
Revenue	$2,522,673	$2,405,781	$116,892	$4,853,364	$4,488,178	$365,186
Cost of goods sold	$1,377,640	$1,324,493	$53,147	$2,650,133	$2,491,351	$158,782

				December 23, 2018
				As Reported	Without adoption of ASC 606	Effect of Change Higher/(Lower)
				(In thousands)
Deferred profit				$432,216	$778,377	$(346,161)
Retained earnings				$9,165,445	$8,819,284	$346,161

Except as disclosed above, the adoption of ASC 606 did not have a significant impact on the Company’s Condensed Consolidated Statement of Operations for the three and six months ended December 23, 2018.
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
Updates Not Yet Effective
In January 2016, the FASB released ASU 2016-02, “Leases.” The FASB issued a subsequent amendment to the initial guidance in January 2018 within ASU 2018-01. The core principle of the standard requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The amendment offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Company is required to adopt these standards starting in the first quarter of fiscal year 2020 using a modified-retrospective approach on the earliest period presented. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides companies an optional adoption method to ASU 2016-02 whereby a company does not have to adjust comparative period financial statements for the new standard. The Company currently believes the most significant impact upon adoption will be the recognition of right-of-use assets and lease liabilities on the Company's Condensed Consolidated Balance Sheets for those leases currently classified as operating leases. As part of the Company’s assessment and implementation plan, the Company is evaluating and implementing changes to its procedures and controls.
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
Deferred Revenue
Revenue of $151.7 million and $412.7 million included in deferred revenue at June 25, 2018 was recognized during the three and six months ended December 23, 2018, respectively.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of December 23, 2018 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years	Total
	(In thousands)
Deferred revenue	$441,086	$52,094	(1)	$—	$493,180

(1) This amount is reported in Deferred profit on the Company's Condensed Consolidated Balance Sheets as the customers can demand the liability to be performed at any time.
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

The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended		Six Months Ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
	(In thousands)
Japan	$691,817	$422,026	$1,361,857	$916,449
Korea	631,502	771,314	1,011,272	1,712,334
Taiwan	425,533	392,983	705,583	731,713
China	361,782	283,669	955,613	621,258
Southeast Asia	165,204	269,017	363,340	388,779
United States	135,696	290,771	255,801	447,995
Europe	111,139	151,035	199,898	240,427
	$2,522,673	$2,580,815	$4,853,364	$5,058,955

The following table presents the percentages of system revenues to each of the primary markets we serve:

	Three Months Ended	Six Months Ended
	December 23, 2018	December 23, 2018
Memory	79%	78%
Foundry	13%	15%
Logic/integrated device manufacturing	8%	7%

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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
	(in thousands)
Equity-based compensation expense	$38,806	$42,124	$89,149	$83,907
Income tax benefit recognized related to equity-based compensation expense	$5,763	$18,089	$13,867	$31,477

NOTE 5 — OTHER EXPENSE, NET
The significant components of other expense, net, are as follows:

	Three Months Ended		Six Months Ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
	(in thousands)
Interest income	$17,809	$20,578	$36,742	$40,787
Interest expense	(19,784)	(23,317)	(41,572)	(47,222)
(Losses) Gains on deferred compensation plan related assets, net	(22,374)	6,074	(17,160)	9,527
Foreign exchange gains (losses), net	2,581	1,196	2,632	(1,804)
Other, net	(8,881)	(7,683)	(11,668)	(9,942)
	$(30,649)	$(3,152)	$(31,026)	$(8,654)

NOTE 6 — INCOME TAX EXPENSE
On December 22, 2017, the “Tax Cuts & Jobs Act” (hereafter referred to as “U.S. tax reform”) was signed into law and was effective for the Company starting in the quarter ended December 24, 2017. U.S. tax reform reduced the U.S. federal statutory tax rate from 35% to 21%, mandated payment of a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. The impact on income taxes due to change in legislation is required under the authoritative guidance of Accounting Standards Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted. In conjunction, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which allowed for the recording of provisional amounts related to U.S. tax reform and subsequent adjustments related to U.S. tax reform during an up to one-year measurement period that is similar to the measurement period used when accounting for business combinations. The Company recorded what it believed to be reasonable estimates during the SAB 118 measurement period. During the December 2018 quarter, the Company finalized the accounting of the income tax effects of U.S. tax reform. Although the SAB 118 measurement period has ended, there may be some aspects of U.S. tax reform that remain subject to future regulations and/or notices which may further clarify certain provisions of U.S. tax reform. The Company may need to adjust its previously recorded amounts to reflect the recognition and measurement of its tax accounting positions in accordance with ASC 740; such adjustments could be material.
The Company recorded an income tax expense of $90.9 million and $148.9 million for the three and six months ended December 23, 2018, which yielded an effective tax rate of approximately 13.8% and 11.9%, respectively.
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three and six months ended December 23, 2018 is primarily due to the impact of U.S. tax reform, outlined below, and income in lower tax jurisdictions.
The computation of the one-time transition tax on accumulated unrepatriated foreign earnings was recorded on a provisional basis in the fiscal year ended June 24, 2018, as permitted under SAB 118. The Company recorded a subsequent provisional adjustment of $36.5 million, as a result of incorporating new information into the estimate, in the Condensed Consolidated Financial Statements as of the period ended September 23, 2018. The Company finalized the computation of the transition tax liability during the December 2018 quarter. The final adjustment resulted in a tax benefit of $51.2 million, which was recorded in the Company’s Condensed Consolidated Financial Statements as of the period ended December 23, 2018. The final balance of total transition tax is $868.4 million. The one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that was previously deferred from U.S. income taxes. The Company had previously accrued deferred taxes on a portion of this E&P. The Company has completed the calculation of total post-1986 E&P and related income tax pools for its foreign subsidiaries. The Company elected to pay the one-time transition tax over a period of eight years.
Beginning in fiscal year 2019, the Company is subject to the impact of the “Global Intangible Low-Taxed Income” (“GILTI”) provision of U.S. tax reform. The GILTI provision imposes taxes on foreign earnings in excess of a deemed return on tangible assets. The Company has calculated the impact of the GILTI provision on current year earnings and has included the impact in the effective tax rate. In addition, the Company evaluated whether deferred taxes should be recorded in relation to the GILTI provision or if the tax should be recorded in the period in which it occurs. Based on current interpretation, the Company could choose either method as an accounting policy election. The Company made an accounting policy election in the September 2018 quarter to record deferred taxes in relation to the GILTI provision, and recorded a provisional tax benefit of $48.0 million in the Condensed Consolidated Financial Statements as of the period ended September 23, 2018, under SAB 118. The Company finalized the computation of the accounting policy election during the December 2018 quarter. The final adjustment resulted in a tax expense of $0.4 million, which was recorded in the Company’s Condensed Consolidated Financial Statements as of the period ended December 23, 2018. The final tax benefit of the election is $47.6 million.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its unrecognized tax benefits as a result of tax examinations or lapses of statute of limitations. The change in unrecognized tax benefits may range up to $27.0 million.
NOTE 7 — NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the treasury stock method, for dilutive stock options, restricted stock units, convertible notes, and warrants. Dilutive shares outstanding include the effect of the convertible notes. Refer to Note 12 - Long-term Debt and Other Borrowings for additional information regarding the Company’s convertible notes. The following table reconciles the numerators and denominators of the basic and diluted computations for net income (loss) per share.

	Three Months Ended		Six Months Ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
	(in thousands, except per share data)
Numerator:
Net income (loss)	$568,855	$(9,955)	$1,102,215	$580,735
Denominator:
Basic average shares outstanding	155,022	161,135	155,340	161,638
Effect of potential dilutive securities:
Employee stock plans	1,435	—	1,487	2,636
Convertible notes	5,713	—	5,894	15,287
Warrants	—	—	1,028	4,397
Diluted average shares outstanding	162,170	161,135	163,749	183,958
Net income (loss) per share - basic	$3.67	$(0.06)	$7.10	$3.59
Net income (loss) per share - diluted	$3.51	$(0.06)	$6.73	$3.16

For purposes of computing diluted net income (loss) per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
	(in thousands)
Options and RSUs	227	7	890	20
Employee stock plans	—	2,757	—	—
Convertible notes	—	15,423	—	—
Warrants	—	4,721	—	—

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
The following table sets forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of December 23, 2018, and June 24, 2018:

	December 23, 2018
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$419,372	$—	$—	$419,372	$414,107	$—	$5,265	$—
Time deposit	1,492,148	—	—	1,492,148	1,242,121	—	250,027	—
Level 1:
Money market funds	1,697,250	—	—	1,697,250	1,697,250	—	—	—
U.S. Treasury and agencies	17,115	16	(121)	17,010	3,881	13,129	—	—
Mutual funds	65,783	1,016	(664)	66,135	—	—	—	66,135
Level 1 Total	1,780,148	1,032	(785)	1,780,395	1,701,131	13,129	—	66,135
Level 2:
Municipal notes and bonds	151,056	72	(262)	150,866	—	150,866	—	—
Government-sponsored enterprises	11,029	—	(160)	10,869	—	10,869	—	—
Corporate notes and bonds	104,016	8	(784)	103,240	2,434	100,806	—	—
Level 2 Total	266,101	80	(1,206)	264,975	2,434	262,541	—	—
Total	$3,957,769	$1,112	$(1,991)	$3,956,890	$3,359,793	$275,670	$255,292	$66,135

	June 24, 2018
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$708,364	$—	$—	$708,364	$702,090	$—	$6,274	$—
Time deposit	999,666	—	—	999,666	749,639	—	250,027	—
Level 1:
Money market funds	2,341,807	—	—	2,341,807	2,341,807	—	—	—
U.S. Treasury and agencies	356,679	—	(170)	356,509	333,721	22,788	—	—
Mutual funds	68,568	516	(142)	68,942	—	—	—	68,942
Level 1 Total	2,767,054	516	(312)	2,767,258	2,675,528	22,788	—	68,942
Level 2:
Municipal notes and bonds	152,378	37	(279)	152,136	—	152,136	—	—
Government-sponsored enterprises	110,963	—	(201)	110,762	99,934	10,828	—	—
Foreign government bonds	19,986	—	(1)	19,985	19,985	—	—	—
Corporate notes and bonds	516,955	95	(1,184)	515,866	265,081	250,785	—	—
Mortgage backed securities — residential	804	—	(3)	801	—	801	—	—
Level 2 Total	801,086	132	(1,668)	799,550	385,000	414,550	—	—
Total	$5,276,170	$648	$(1,980)	$5,274,838	$4,512,257	$437,338	$256,301	$68,942

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. Additionally, the Company also considers factors such as the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three and six months ended December 23, 2018 or December 24, 2017. Additionally, gross realized gains/(losses) from sales of investments were insignificant in the three and six months ended December 23, 2018 and December 24, 2017.
The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	December 23, 2018
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
U.S. Treasury and agencies	$6,837	$(12)	$7,081	$(109)	$13,918	$(121)
Municipal notes and bonds	39,827	(105)	70,527	(157)	110,354	(262)
Mutual funds	33,603	(664)	—	—	33,603	(664)
Government-sponsored enterprises	—	—	10,830	(160)	10,830	(160)
Corporate notes and bonds	35,306	(164)	60,706	(620)	96,012	(784)
	$115,573	$(945)	$149,144	$(1,046)	$264,717	$(1,991)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities are as follows as of December 23, 2018:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$3,302,736	$3,302,375
Due after one year through five years	166,844	165,993
Due in more than five years	3,034	3,015
	$3,472,614	$3,471,383

The Company has the ability, if necessary, to liquidate its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than 12 months from the date of purchase nonetheless are classified as short-term on the accompanying Condensed Consolidated Balance Sheets.
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
At inception and at each quarter-end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign exchange contracts due to changes in time value are included in the assessment of effectiveness. To qualify for hedge accounting, the hedge relationship must meet criteria relating to both the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the three or six months ended December 23, 2018 and December 24, 2017 associated with forecasted transactions that failed to occur. Additionally, there were no significant gains or losses during the three or six months ended December 23, 2018 and December 24, 2017 associated with ineffectiveness.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of December 23, 2018, the Company had a net gain of $5.5 million accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges which it expects to reclassify from other comprehensive income into earnings over the next 12 months. Additionally, as of December 23, 2018, the Company had a net loss of $2.2 million accumulated in other comprehensive income, net of tax, related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 6.2 years.
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
As of December 23, 2018, the Company had the following outstanding foreign currency contracts that were entered into under its cash flow and balance sheet hedge programs:

	Notional Value
	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign currency forward contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$344,856	$35,801	$316,217
Euro	99,244	—	52,262	—
Korean won	35,659	—	—	124,328
British pound sterling	—	—	35,503	—
Taiwan dollar	—	—	32,564	—
Swiss franc	—	—	23,686	—
Chinese renminbi	—	—	9,900	—
Singapore dollar	—	—	7,295	—
Indian rupee	—	—	3,461	—
	$134,903	$344,856	$200,472	$440,545
Foreign currency option contracts
	Buy Put	Sell Call	Buy Put	Sell Call
Japanese yen (1)	9,050	9,709	8,849	9,403
(1) The local currency notional amounts of these foreign currency option contracts are equal to each other.

The fair value of derivative instruments in the Company’s Condensed Consolidated Balance Sheets as of December 23, 2018, and June 24, 2018 were as follows:

	December 23, 2018				June 24, 2018
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:

Foreign exchange contracts	Prepaid expense and other assets	$8,842	Accrued expenses and other current liabilities	$3,254	Prepaid expense and other assets	$7,581	Accrued expenses and other current liabilities	$8,866
Interest rate contracts, short-term		—	Accrued expenses and other current liabilities	8,267		—	Accrued expenses and other current liabilities	7,468
Interest rate contracts, long-term		—	Other long-term liabilities	17,045		—	Other long-term liabilities	23,720
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	940	Accrued expenses and other current liabilities	299	Prepaid expense and other assets	111	Accrued expenses and other current liabilities	32
Total Derivatives		$9,782		$28,865		$7,692		$40,086

Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of December 23, 2018, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be an offset to assets and liabilities by $4.6 million, resulting in a net derivative asset of $5.2 million and net derivative liability of $24.3 million. As of June 24, 2018, the potential effect of rights of offset associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $5.6 million, resulting in a net derivative asset of $2.1 million and a net derivative liability of $34.4 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

		Three Months Ended December 23, 2018		Six Months Ended December 23, 2018
	Location of Gain or (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$8,229	$7,813	$16,670	$8,487
Foreign Exchange Contracts	Cost of goods sold	(1,965)	(851)	(2,089)	(2,408)
Foreign Exchange Contracts	Selling, general, and administrative	(674)	(651)	(878)	(1,178)
Interest Rate Contracts	Other expense, net	—	(33)	—	(66)
		$5,590	$6,278	$13,703	$4,835

		Three Months Ended December 24, 2017			Six Months Ended December 24, 2017
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness
Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
		(in thousands)
Foreign Exchange Contracts	Revenue	$8,194	$3,771	$1,225	$8,185	$(35)	$3,772
Foreign Exchange Contracts	Cost of goods sold	(250)	1,648	(139)	2,193	2,472	(347)
Foreign Exchange Contracts	Selling, general, and administrative	(206)	1,012	(49)	1,150	1,726	(166)
Foreign Exchange Contracts	Other expense, net	—	—	(35)	—	—	(52)
Interest Rate Contracts	Other expense, net	—	(31)	—	—	(62)	—
		$7,738	$6,400	$1,002	$11,528	$4,101	$3,207
The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended		Six Months Ended
		December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
Derivatives Not Designated as Hedging Instruments:	Location of Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income
(in thousands)
Foreign Exchange Contracts	Other income	$301	$2,612	$10,889	$5,284

The following table presents the effect of the fair value cash flow hedge accounting on the Statement of Financial Performance as well as presents the location and amount of gain/(loss) recognized in Income on fair value and cash flow hedging relationships:

	Three Months Ended				Six Months Ended
	December 23, 2018				December 23, 2018
	Revenue	Cost of Goods Sold	Selling, General and Admini-strative	Other Income (Expense)	Revenue	Cost of Goods Sold	Selling, General and Admini-strative	Other Income (Expense)
	(in thousands)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded:
	$2,522,673	$1,377,640	$169,098	$(30,649)	$4,853,364	$2,650,133	$343,873	$(31,026)

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20:
Interest contracts:
Hedged items	$—	$—	$—	$(8,163)	$—	$—	$—	$(5,877)
Derivatives designated as hedging instruments	$—	$—	$—	$8,163	$—	$—	$—	$5,877

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$7,813	$(851)	$(651)	$—	$8,487	$(2,408)	$(1,178)	$—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$—	$—	$—	$(33)	$—	$—	$—	$(66)

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
NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	December 23, 2018	June 24, 2018
	(in thousands)
Raw materials	$1,017,711	$916,438
Work-in-process	183,951	222,921
Finished goods	501,645	736,803
	$1,703,307	$1,876,162

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.5 billion as of December 23, 2018 and June 24, 2018, respectively. As of December 23, 2018, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Intangible Assets
The following table provides the Company’s intangible assets:

	December 23, 2018			June 24, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$630,160	$(458,238)	$171,922	$630,220	$(433,309)	$196,911
Existing technology	669,388	(621,883)	47,505	669,520	(576,844)	92,676
Patents and other intangible assets	106,585	(74,114)	32,471	99,767	(71,518)	28,249
Total intangible assets	$1,406,133	$(1,154,235)	$251,898	$1,399,507	$(1,081,671)	$317,836
The Company recognized $36.3 million and $40.8 million in intangible asset amortization expense during the three months ended December 23, 2018 and December 24, 2017. During the six months ended December 23, 2018 and December 24, 2017, the Company recognized $72.7 million and $80.1 million, respectively, in intangible asset amortization expense.
The estimated future amortization expense of intangible assets as of December 23, 2018, was as follows:

Fiscal Year	Amount
(in thousands)
2019 (remaining 6 months)	$54,279
2020	62,774
2021	60,090
2022	55,553
2023	11,146
Thereafter	8,056
$251,898

NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 23, 2018	June 24, 2018
	(in thousands)
Accrued compensation	$484,318	$506,471
Warranty reserves	166,906	192,480
Income and other taxes payable	158,350	185,384
Dividend payable	171,196	174,372
Other	222,807	250,502
	$1,203,577	$1,309,209

NOTE 12 — LONG-TERM DEBT AND OTHER BORROWINGS
As of December 23, 2018, and June 24, 2018, the Company’s outstanding debt consisted of the following:

	December 23, 2018			June 24, 2018
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 2.75% Senior Notes Due March 15, 2020 ("2020 Notes")	$500,000		2.88%	$500,000		2.88%
Fixed-rate 2.80% Senior Notes Due June 15, 2021 ("2021 Notes")	800,000		2.95%	800,000		2.95%
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%	500,000		3.87%
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 ("2041 Notes")	241,532	(1)	4.28%	326,953	(1)	4.28%
Commercial paper	—		—	360,000		2.33%	(2)
Total debt outstanding, at par	2,041,532			2,486,953
Unamortized discount	(62,787)			(85,196)
Fair value adjustment - interest rate contracts	(25,312)			(31,189)
Unamortized bond issuance costs	(1,554)			(1,820)
Total debt outstanding, at carrying value	$1,951,879			$2,368,748
Reported as:
Current portion of long-term debt, and commercial paper	$184,523	(1)		$608,532	(1)
Long-term debt	1,767,356			1,760,216
Total debt outstanding, at carrying value	$1,951,879			$2,368,748
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
Convertible Senior Notes
In June 2012, with the acquisition of Novellus Systems, Inc. (“Novellus”), the Company assumed $700 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 15, 2041 (the “2041 Notes,”). The Company pays cash interest at an annual rate of 2.625%, on a semi-annual basis on May 15 and November 15 of each year. The 2041 Notes also have a contingent interest payment provision that may require the Company to pay additional interest, up to 0.60% per year, based on certain thresholds, beginning with the semi-annual interest payment on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the 2041 Notes.
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
Under certain circumstances, the 2041 Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the table below. The principal value of the 2041 Note conversions in the three and six months ended December 23, 2018, was approximately $6.0 million and $85.4 million, respectively. During the quarter ended December 23, 2018, and in the subsequent period through January 28, 2019, the Company received notice of conversion of an additional $29.2 million principal value of 2041 Notes.
Selected additional information regarding the 2041 Notes outstanding as of December 23, 2018, and June 24, 2018, is as follows:

	December 23, 2018	June 24, 2018
	2041 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$159,908	$159,120
Carrying amount of temporary equity component, net of tax	$57,009	$78,192
Remaining amortization period (years)	22.4	22.9
Fair Value of Notes (Level 2)	$938,014
Conversion rate (shares of common stock per $1,000 principal amount of notes)	30.5541
Conversion price (per share of common stock)	$32.73
If-converted value in excess of par value	$696,883
Estimated share dilution using average quarterly stock price $144.88 per share	5,713

Convertible Warrants
During the fiscal year 2019, the Company had warrants outstanding in connection with its 2018 convertible notes that matured in May 2018. The warrants were fully exercised before December 23, 2018. During the three and six months ended December 23, 2018, 3.5 million and 7.6 million warrants, respectively, associated with the 2018 Notes were exercised, resulting in the issuance of approximately 1.8 million and 4.1 million shares, respectively, of the Company's Common Stock.
Senior Notes
On March 12, 2015, the Company completed a public offering of $500 million aggregate principal amount of the Company’s Senior Notes due March 15, 2020 (the “2020 Notes”) and $500 million aggregate principal amount of the Company’s Senior Notes due March 15, 2025 (the “2025 Notes”). The Company pays interest at an annual rate of 2.75% and 3.80%, on the 2020 Notes and 2025 Notes, respectively, on a semi-annual basis on March 15 and September 15 of each year. During the year ended June 26, 2016, the Company entered into a series of interest rate contracts hedging the fair value of a portion of the 2025 Notes par value, whereby the Company receives a fixed rate and pays a variable rate based on a certain benchmark interest rate. Refer to Note 8 - Financial Instruments for additional information regarding these interest rate contracts.
On June 7, 2016, the Company completed a public offering of $800 million aggregate principal amount of Senior Notes due June 15, 2021 (the “2021 Notes”, together with the 2020 and 2025 Notes, the “Senior Notes”). The Company pays interest at an annual rate of 2.80% on the 2021 Notes on a semi-annual basis on June 15 and December 15 of each year.
The Company may redeem the Senior Notes at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect to the Senior Notes and accrued and unpaid interest before February 15, 2020, for the 2020 Notes, before December 15, 2024 for the 2025 Notes, and before May 15, 2021 for the 2021 Notes. The Company may redeem the Senior Notes at par, plus accrued and unpaid interest at any time on or after February 15, 2020, for the 2020 Notes, on or after December 24, 2024 for the 2025 Notes, and on or after May 15, 2021 for the 2021 Notes. In addition, upon the occurrence of certain events, as described in the indenture, the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the respective note, plus accrued and unpaid interest.

Selected additional information regarding the Senior Notes outstanding as of December 23, 2018, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2020 Notes	1.2	496,105
2021 Notes	2.5	$788,392
2025 Notes	6.2	$496,230

Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program (“the CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. The net proceeds from the commercial paper program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time and under the Company’s stock repurchase program.  As of December 23, 2018, the Company had no outstanding borrowings under the CP Program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. In January 2019, the Company issued $500 million of borrowings under the CP Program at a weighted average interest rate of 2.9%.
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
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (2) LIBOR multiplied by the statutory rate, plus a spread of 0.9% to 1.50% in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants and events of default. As of December 23, 2018, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, convertible notes, the term loan agreement, commercial paper, and the revolving credit facility during the three and six months ended December 23, 2018, and December 24, 2017.

	Three Months Ended		Six Months Ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
	(in thousands)
Contractual interest coupon	$16,550	$18,627	$33,977	$36,583
Amortization of interest discount	887	3,410	1,787	7,514
Amortization of issuance costs	329	544	658	1,029
Effect of interest rate contracts, net	777	(254)	1,530	(603)
Total interest cost recognized	$18,543	$22,327	$37,952	$44,523

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
The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “Operating Leases”). The Company was required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of December 23, 2018.
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
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that are intended to limit its exposure to such indemnifications. As of December 23, 2018, the Company had not recorded any liability in connection with these indemnifications, as it does not believe that it is probable that any amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of December 23, 2018, the maximum potential amount of future payments that it could be required to make under these arrangements and letters of credit was $28.0 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.
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
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
	(in thousands)
Balance at beginning of period	$179,606	$168,337	$192,480	$161,981
Warranties issued during the period	57,822	57,698	127,397	106,488
Settlements made during the period	(75,573)	(44,347)	(162,878)	(88,400)
Changes in liability for pre-existing warranties	5,051	(2,008)	9,907	(389)
Balance at end of period	$166,906	$179,680	$166,906	$179,680

Legal proceedings
While the Company is not currently a party to any legal proceedings that it believes are material, the Company is either a defendant or plaintiff in various actions that have arisen from time to time in the normal course of business, including intellectual property claims. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. Based on current information, the Company does not believe that a material loss from known matters is probable and therefore has not recorded an accrual of any material amount for litigation or other contingencies related to existing legal proceedings.
NOTE 14 — STOCK REPURCHASE PROGRAM
In November 2018, the Board of Directors authorized the Company to repurchase up to an additional $5.0 billion of Common Stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time. Funding for this repurchase program may be through a combination of cash on hand, cash generation, and borrowings.
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share (1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 24, 2018				$1,733,638
Quarter ended September 23, 2018	7,807	$1,733,530	$183.55	$108
Board authorization, $5.0 billion increase, November 2018	—	$—	$—	$5,000,000
Quarter ended December 23, 2018	1,683	$—	$—	$5,000,000

(1) Average price paid per share excludes effect of accelerated share repurchases; see additional disclosure below regarding our accelerated share repurchase activity during the fiscal year.
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three and six months ended December 23, 2018, the Company acquired 9 thousand shares at a total cost of $1.4 million and 23 thousand shares at a total cost of $3.8 million, respectively, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.

Accelerated Share Repurchase Agreements
On August 15, 2018, the Company entered into four separate accelerated share repurchase agreements (collectively, the "August 2018 ASR") with two financial institutions to repurchase a total of $1.4 billion of Common Stock. The Company took an initial delivery of approximately 5.8 million shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on August 14, 2018. The total number of shares received under the August 2018 ASR was based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of two of the agreements occurred during the quarter ended December 23, 2018. Approximately 1.7 million shares were received at final settlement, which resulted in a weighted-average share price of approximately $148.72 for the transaction period. The remaining two agreements settled in January 2019, resulting in the receipt of approximately 1.8 million additional shares, which yielded a weighted-average share price of approximately $146.00 for the transaction period.
NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive income (loss), net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Gain or Loss on Cash flow hedges		Accumulated Unrealized Holding Gain or Loss on Available-For-Sale Investments		Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance at June 24, 2018	$(32,722)	$(4,042)		$(1,190)		$(19,495)	$(57,449)
Other comprehensive (loss) income before reclassifications	(13,529)	12,387		298		460	(384)
Income reclassified from accumulated other comprehensive income (loss) to net income	—	(4,578)	(1)	(54)	(2)	—	(4,632)
Effects of ASU 2018-02 adoption	—	(399)		—		(1,828)	(2,227)
Net current-period other comprehensive income (loss)	(13,529)	7,410		244		(1,368)	(7,243)
Balance at December 23, 2018	$(46,251)	$3,368		$(946)		$(20,863)	$(64,692)

(1) Amount of after tax gain reclassified from AOCI into net income located in revenue: $7,544 gain; cost of goods sold: $2,027 loss; selling, general, and administrative expenses: $888 loss; and other income and expense: $51 loss.
(2) Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in other expense, net.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, margins, market share, served addressable market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, any change in our customers’ proportion of capital expenditure (with respect to certain technology inflections); hedging transactions; debt or financing arrangements; our competition, our ability to defend our market share, and to gain new market share; our ability to obtain and qualify alternative sources of supply; changes in state, federal and international income tax laws, our estimated annual tax rate and the factors that affect our tax rates; anticipated growth or decline in the industry and the total market for wafer fabrication equipment, our growth relative thereto and the resulting impact on us from such growth or decline; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; the role of component suppliers in our business; our leadership and competency, and their ability to facilitate innovation; our ability to continue to, including the underlying factors that, create sustainable differentiation; the resources invested to comply with evolving standards and the impact of such efforts; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 24, 2018 (our “2018 Form 10-K”), our quarterly report on form 10-Q for the fiscal quarter ended September 23, 2018, and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and six months ended December 23, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2018 Form 10-K.
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
Our customer base includes leading semiconductor memory, foundry, and integrated device manufacturers that make products such as non-volatile memory, DRAM, and logic devices. We aim to increase our strategic relevance with our customers by contributing more to their continued success. Our core technical competency is integrating hardware, process, materials, software, and process control enabling results on the wafer.
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
We believe we are in a strong position with our leadership and competency in deposition, etch, and clean to facilitate some of the most significant innovations in semiconductor device manufacturing. Several factors create opportunity for sustainable differentiation for us: (i) our focus on research and development, with several on-going programs relating to sustaining engineering, product and process development, and concept and feasibility; (ii) our ability to effectively leverage cycles of learning from our broad installed base; (iii) our collaborative focus with ecosystem partners; and (iv) our focus on delivering our multi-product solutions with a goal to enhance the value of Lam’s solutions to our customers.
Despite recent semiconductor capital investment volatility, over the longer term, we believe that technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration will lead to an increase in our served addressable market for our products and services in deposition, etch, and clean. While there could be continued variability in the near-term, we believe that demand for our products and services will increase faster than overall spending on wafer fabrication equipment, as the proportion of customers’ capital expenditures rises in these technology inflection areas, and as we continue to gain market share.
The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	December 23, 2018	September 23, 2018	December 24, 2017
	(in thousands, except per share data and percentages)
Revenue	$2,522,673	$2,330,691	$2,580,815
Gross margin	$1,145,033	$1,058,198	$1,205,567
Gross margin as a percent of total revenue	45.4%	45.4%	46.7%
Total operating expenses	$454,654	$466,447	$468,196
Net income (loss)	$568,855	$533,360	$(9,955)
Diluted net income (loss) per share	$3.51	$3.23	$(0.06)
In the December 2018 quarter, revenue increased compared to the September 2018 quarter primarily as a result of higher customer demand during the quarter. Gross margin as a percentage of revenue in the December 2018 quarter remained flat compared to the September 2018 quarter primarily due to higher factory utilization, offset by changes in customer and product mix. Operating expenses in the December 2018 quarter decreased compared to the September 2018 quarter mainly due to decreases in employee benefit expenses, variable compensation and salaries, partially offset by increases in supplies, and rent and repairs. The December 2017 quarter results were negatively impacted by a one-time provisional charge associated with U.S. tax reform.
Our cash and cash equivalents, investments, and restricted cash and investments balances remained steady at $3.9 billion at the end of the December 2018 quarter compared to the end of the September 2018 quarter. Cash flow generated by operating activities during the December 2018 quarter of $642 million was primarily used for $360 million of repayments on short-term borrowings, $168 million of dividends paid to stockholders, and $106 million for capital expenditures. Employee headcount as of December 23, 2018, was approximately 10,950.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended			Six Months Ended
	December 23, 2018	September 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
Revenue (in millions)	$2,523	$2,331	$2,581	$4,853	$5,059
Japan	27%	29%	16%	28%	18%
Korea	25%	16%	30%	21%	34%
Taiwan	17%	12%	15%	15%	15%
China	14%	25%	11%	20%	12%
Southeast Asia	7%	9%	11%	7%	7%
United States	5%	5%	11%	5%	9%
Europe	5%	4%	6%	4%	5%
Revenue for the December 2018 quarter increased 8% from the September 2018 quarter, reflecting higher customer demand for semiconductor equipment. Revenue for the December 2018 quarter decreased 2% compared to the same prior year period, and decreased 4% in the six months ended December 23, 2018 compared to the same period in 2017, reflecting lower customer demand for semiconductor equipment.
Our deferred revenue balance at December 23, 2018 decreased to $493 million, as compared to $626 million as of September 23, 2018. Our deferred revenue balance does not include system shipments to customers in Japan, for which title does not transfer until customer acceptance. Shipments to customers in Japan are classified as inventory at cost until the time of acceptance. The estimated future revenue value from shipments to customers in Japan was approximately $262 million as of December 23, 2018, and $454 million as of September 23, 2018.
The percentages of system revenues to each of the markets we serve were as follows for the periods presented:

	Three Months Ended
	December 23, 2018	September 23, 2018
Memory	79%	77%
Foundry	13%	17%
Logic/integrated device manufacturing	8%	6%
Gross Margin

	Three Months Ended			Six Months Ended
	December 23, 2018	September 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
	(in thousands, except percentages)
Gross margin	$1,145,033	$1,058,198	$1,205,567	$2,203,231	$2,354,910
Percent of revenue	45.4%	45.4%	46.7%	45.4%	46.5%
Gross margin as a percentage of revenue remained flat in the December 2018 quarter compared to the September 2018 quarter primarily due to higher factory utilization, offset by changes in customer and product mix. The decrease in gross margin as a percentage of revenue in the December 2018 quarter compared to the December 2017 quarter is primarily due to lower factory utilization and changes in customer and product mix. In the six months ended December 23, 2018, gross margin as a percentage of revenue decreased compared to the same period in the prior year primarily due to lower factory utilization and changes in customer and product mix.

Research and Development

	Three Months Ended			Six Months Ended
	December 23, 2018	September 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
	(in thousands, except percentages)
Research & development (“R&D”)	$285,556	$291,672	$281,311	$577,228	$556,389
Percent of revenue	11.3%	12.5%	10.9%	11.9%	11.0%
We continued to make significant R&D investments focused on leading-edge deposition, etch, clean and other semiconductor manufacturing requirements. The spending in the December 2018 quarter decreased compared to the September 2018 quarter primarily due to a $17 million decrease in salaries and benefits, partially offset by a $10 million increase in supplies.
The increase in R&D during the December 2018 quarter compared to the same period in the prior year was mainly due to an increase of $9 million in salaries due to higher headcount and an increase of $17 million in supplies, partially offset by a decrease of $11 million in variable compensation and a decrease of $9 million in employee benefit expenses.
The increase in R&D for the six months ended December 23, 2018 compared to the same period in 2017 was primarily due to an increase of $23 million in salaries due to higher headcount and an increase of $19 million in supplies, partially offset by a decrease of $24 million in variable compensation.
Selling, General, and Administrative

	Three Months Ended			Six Months Ended
	December 23, 2018	September 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$169,098	$174,775	$186,885	$343,873	$367,928
Percent of revenue	6.7%	7.5%	7.2%	7.1%	7.3%
SG&A during the December 2018 quarter decreased in comparison to the September 2018 quarter mainly due to a $9 million decrease in variable compensation and a $7 million decrease in employee benefit expenses, partially offset by a $4 million increase in supplies and a $4 million increase in rent and repairs.
The decrease in SG&A during the December 2018 quarter compared to the same period in the prior year was primarily due to a decrease of $13 million in variable compensation and a decrease of $8 million in employee related expenses.
SG&A for the six months ended December 23, 2018 compared to the same period in the prior year decreased primarily as a result of a $37 million decrease in variable compensation and an $8 million decrease in employee benefit expenses, partially offset by a $10 million increase in outside services and a $7 million increase in depreciation.

Other Expense, Net
Other expense, net consisted of the following:

	Three Months Ended			Six Months Ended
	December 23, 2018	September 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
	(in thousands)
Interest income	$17,809	$18,933	$20,578	$36,742	$40,787
Interest expense	(19,784)	(21,788)	(23,317)	(41,572)	(47,222)
(Losses) Gains on deferred compensation plan related assets, net	(22,374)	5,213	6,074	(17,160)	9,527
Foreign exchange gains (losses), net	2,581	51	1,196	2,632	(1,804)
Other, net	(8,881)	(2,786)	(7,683)	(11,668)	(9,942)
	$(30,649)	$(377)	$(3,152)	$(31,026)	$(8,654)
Interest income decreased in the December 2018 quarter compared to the September 2018 and December 2017 quarters as a result of lower cash balances, partially offset by higher yield. Interest income decreased in the six months ended December 23, 2018 compared to the same period in 2017 as a result of lower cash balances.
Interest expense decreased in the December 2018 quarter compared to the September 2018 quarter primarily due to the repayment of all outstanding commercial paper balances. Interest expense decreased in the three and six months ended December 23, 2018 as compared to the same period in the prior year due to the retirement of the 2018 Convertible Note and conversions of the 2041 Convertible Note.
Significant changes in the market value of securities in the portfolio drove the higher losses on assets related to obligations under our deferred compensation plan in the December 2018 quarter compared to the September 2018 and December 2017 quarters.
Foreign exchange fluctuations are primarily due to currency movements against portions of our unhedged balance sheet exposures.
Other net was higher during the December 2018 quarter compared to the September 2018 quarter primarily due to an increase in charitable contributions during the December 2018 quarter.
Income Tax Expense
As discussed in Note 6, “Income Tax Expense” of our Condensed Consolidated Financial Statements, the “Tax Cuts & Jobs Act” was signed into law on December 22, 2017 and was effective starting in our quarter ended December 24, 2017. U.S. tax reform reduced the U.S. federal statutory tax rate from 35% to 21%, mandated payment of a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. The impact on income taxes due to change in legislation is required under the authoritative guidance of Accounting Standards Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted. In conjunction, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which allowed for the recording of provisional amounts related to U.S. tax reform and subsequent adjustments related to U.S. tax reform during an up to one-year measurement period that is similar to the measurement period used when accounting for business combinations. We recorded what we believed to be reasonable estimates during the SAB 118 measurement period. During the December 2018 quarter, we finalized the accounting of the income tax effects of U.S. tax reform. Although the SAB 118 measurement period has ended, there may be some aspects of U.S. tax reform that remain subject to future regulations and/or notices which may further clarify certain provisions of U.S. tax reform. We may need to adjust our previously recorded amounts to reflect the recognition and measurement of our tax accounting positions in accordance with ASC 740; such adjustments could be material.
The below discussion around the provision for income taxes and effective tax rate are significantly impacted by U.S. tax reform.

Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	December 23, 2018	September 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
	(in thousands, except percentages)
Income tax expense	$90,875	$58,014	$744,174	$148,889	$841,204
Effective tax rate	13.8%	9.8%	101.4%	11.9%	59.2%
The increase in the effective tax rate for the three months ended December 23, 2018 compared to the three months ended September 23, 2018 was primarily due to the benefit of the GILTI provisions which are applicable beginning in fiscal year 2019 in the three months ended September 23, 2018, and the impact of the provisional and final adjustments under SAB 118 to the U.S. tax reform mandated one-time transition tax on accumulated unrepatriated foreign earnings in both the three months ended September 23, 2018 and December 23, 2018.
The decrease in the effective tax rate for the three and six months ended December 23, 2018 compared to the three and six months ended December 24, 2017 was primarily due to the reduction of the federal statutory tax rate and the impact of the GILTI provisions which are applicable beginning in fiscal year 2019 in the three and six months ended December 23, 2018, and the impact of the U.S. tax reform mandated one-time transition tax on accumulated unrepatriated foreign earnings in the three and six months ended December 24, 2017.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States. Due to the GILTI provisions described in Note 6 - Income Taxes, international pre-tax income is taxable in the United States at a lower effective tax rate than the federal statutory tax rate. Please refer to Note 6 - Income Taxes of the notes to our Consolidated Financial Statements in our 2018 Form 10-K for additional information.
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
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash and cash equivalents, investments, and restricted cash and investments (together comprising total cash and investments) were $3.9 billion at December 23, 2018 compared to $5.2 billion as of June 24, 2018. This decrease was primarily due to Common Stock repurchases in connection with our stock repurchase program.
Cash Flow from Operating Activities
Net cash provided by operating activities of $1,363 million during the six months ended December 23, 2018, consisted of (in millions):

Net income	$1,102.2
Non-cash charges:
Depreciation and amortization	161.6
Equity-based compensation expense	89.1
Deferred income taxes	(62.7)
Amortization of note discounts and issuance costs	2.3
Changes in operating asset and liability accounts	69.3
Other	0.9
$1,362.7
Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: decreases in accounts receivable of $318.1 million, inventories of $138.9 million, along with decreases in prepaid expense and other assets of $36.7 million. The sources of cash are offset by uses of cash from the following: decreases in trade accounts payable of $176.5 million, deferred profit of $127.2 million, and accrued expenses and other liabilities of $120.7 million.
Cash Flow from Investing Activities
Net cash used for investing activities during the six months ended December 23, 2018, was $5.4 million, primarily consisting of capital expenditures of $162.0 million, partially offset by net sales or maturities of available-for-sale securities of $160.6 million.

Cash Flow from Financing Activities
Net cash used for financing activities during the six months ended December 23, 2018, was $2.5 billion, primarily consisting of $1.7 billion in treasury stock repurchases, $445.9 million of cash paid for debt repayment, and $342.3 million in dividends paid.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of December 23, 2018, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
Under certain circumstances, our 2041 Notes may be converted and settled in cash and shares of our Common Stock. During the six months ended December 23, 2018, approximately $85.4 million principal value of convertible 2041 Notes were converted and in the subsequent period through January 28, 2019, we received notice of conversion of an additional $29 million principal value of 2041 Notes, which will settle in the quarter ending March 31, 2019. We expect to have sufficient levels of cash, cash equivalents, and short term investments to fund the near-term settlement of these Convertible Notes.
During the December 2017 quarter, a one-time transition tax on accumulated unrepatriated foreign earnings, estimated at $991 million, was recognized associated with the December 2017 U.S. tax reform. This value is identified as final in our Condensed Consolidated Financial Statements for the period ended December 23, 2018. The final amount is now $868.4 million. The Company elected to pay the one-time transition tax over a period of eight years with 8% of the transition tax to be paid each September 15 for years 2018 through 2022, and 15%, 20%, and 25%, respectively, to be paid each September 15 for years 2023 through 2025.
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
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2018 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 24, 2018. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of December 23, 2018. Actual results may differ materially.
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

The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of December 23, 2018, were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 23, 2018	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
U.S. Treasury and agencies	$17,360	$17,243	$17,127	$17,010	$16,893	$16,777	$16,660
Municipal notes and bonds	152,866	152,199	151,533	150,866	150,200	149,534	148,867
Government-sponsored enterprises	11,070	11,003	10,936	10,869	10,802	10,735	10,668
Corporate notes and bonds	104,771	104,261	103,750	103,240	102,730	102,219	101,709
Total	$286,067	$284,706	$283,346	$281,985	$280,625	$279,265	$277,904
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of December 23, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
While we are not currently a party to any legal proceedings that we believe are material, we are either a defendant or plaintiff in various actions that have arisen from time to time in the normal course of business, including intellectual property claims. We accrue for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. Based on current information, we do not believe that a material loss from known matters is probable and therefore have not recorded an accrual of any material amount for litigation or other contingencies related to existing legal proceedings.

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

•	legal, tax, accounting, or regulatory changes (including but not limited to change in import/export regulations and tariffs) or changes in the interpretation or enforcement of existing requirements;

•	changes in our estimated effective tax rate;

•	foreign currency exchange rate fluctuations; and

•	the dilutive impact of our Convertible Notes (as defined below) on our earnings per share.
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
Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations, and Earnings per Share
We have $2.0 billion in aggregate principal amount of senior unsecured notes, convertible notes, and commercial paper instruments outstanding. Additionally, we have funding available to us under our $1.25 billion commercial paper program and our $1.25 billion revolving credit facility, which serves as a backstop to our commercial paper program. Our revolving credit facility also includes an option to increase the amount up to an additional $600.0 million, for a potential total commitment of $1.85 billion. We may, in the future, decide to enter into additional debt arrangements.
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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part 1 Item 1. Business, accounted for approximately 95%, 93%, and 92% of total revenue in the six months ended December 23, 2018 and fiscal years 2018, and 2017, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.

We are subject to various challenges related to international sales and the management of global operations including but not limited to:

•	domestic and international trade policies, practices, relations, disputes and issues;

•	domestic and international tariffs and other barriers;

•	developing customers and/or suppliers, whom may have limited access to capital resources;

•	global or national economic and political conditions;

•	changes in currency controls;

•	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;

•	our ability to respond to customer and foreign government demands for locally sourced systems, spare parts, and services and develop the necessary relationships with local suppliers;

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
There is inherent risk, based on the complex relationships among China, Japan, Korea, Taiwan, and the United States, that political, diplomatic and national security influences might lead to trade disputes, impacts and/or disruptions. This would adversely affect our business with China, Japan, Korea, and/or Taiwan and perhaps the entire Asia Pacific region or global economy. A significant trade dispute, impact and/or disruption in any area where we do business could have a materially adverse impact on our future revenue and profits. Tariffs, additional taxes, trade barriers or sanctions may increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial conditions. In addition, there are risks that foreign governments may, among other things, insist on the use of local suppliers; compel companies to partner with local companies to design and supply equipment on a local basis, requiring the transfer of intellectual property rights and/or local manufacturing; utilize their influence over their judicial systems to respond to intellectual property disputes or issues; and provide special incentives to government-backed local customers to buy from local competitors, even if their products are inferior to ours; all of which could adversely impact our revenues and margins. Certain international sales depend on our ability to obtain export licenses from the U.S. or foreign governments. Our failure or inability to obtain such licenses could potentially limit our markets and impact our revenues. Many of the challenges noted above are applicable in China, which is a fast developing market for the semiconductor equipment industry and therefore an area of anticipated growth for our business.
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

•	general market, semiconductor, or semiconductor equipment industry conditions;

•	economic or political events, trends, and unexpected developments occurring nationally, globally, or in any of our key sales regions;

•	variations in our quarterly operating results and financial condition, including our liquidity;

•	variations in our revenues, earnings, or other business and financial metrics from forecasts by us or securities analysts or from those experienced by other companies in our industry;

•	announcements of restructurings, reductions in force, departure of key employees, and/or consolidations of operations;

•	government regulations;

•	developments in, or claims relating to, patent or other proprietary rights;

•	technological innovations and the introduction of new products by us or our competitors;

•	commercial success or failure of our new and existing products;

•	disruptions of relationships with key customers or suppliers; or

•	dilutive impacts of our Convertible Notes.
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
We May Fail to Protect Our Critical Proprietary Technology Rights, Which Could Affect Our Business
Our success depends in part on our proprietary technology and our ability to protect key components of that technology through patents, copyrights, trade secrets and other forms of protection. Protecting our key proprietary technology helps us achieve our goals of developing technological expertise and new products and systems that give us a competitive advantage; increasing market penetration and growth of our installed base; and providing comprehensive support and service to our customers. As part of our strategy to protect our technology, we currently hold a number of U.S. and foreign patents and pending patent applications, and we keep certain information, processes, and techniques confidential and/or as trade secrets. However, other parties may challenge or attempt to invalidate or circumvent any patents the U.S. or foreign governments issue to us; these governments may fail to issue patents for pending applications; or we may lose trade secret protection over valuable information due to the intentional or unintentional actions or omissions of third parties, of ours, or even of our own employees. Additionally, intellectual property litigation can be expensive and time-consuming and even when patents are issued, or trade secret processes are followed, the legal systems in certain of the countries in which we do business might not enforce patents and other intellectual property rights as rigorously or effectively as the United States or may favor local entities in their intellectual property enforcement. The rights granted or anticipated under any of our patents, pending patent applications, or trade secrets may be narrower than we expect or, in fact, provide no competitive advantages. Moreover, because we selectively file for patent protection in different jurisdictions, we may not have adequate protection in all jurisdictions based on such filing decisions. Any of these circumstances could have a material adverse impact on our business.
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
Repurchases of Company Shares
In November 2018, the Board of Directors authorized management to repurchase up to an additional $5.0 billion of Common Stock on such terms and conditions as it deems appropriate. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time. Funding for this repurchase program may be through a combination of cash on hand, cash generation, and borrowings.
Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 24, 2018				$1,733,638
Quarter ended September 23, 2018	7,821	$183.46	7,807	108
September 24, 2018 - October 21, 2018	4	$147.27	—	108
October 22, 2018 - November 18, 2018	2	$148.54	—	108
Board authorization, $5.0 billion increase, November 2018	—	$—	—	5,000,000
November 19, 2018 - December 23, 2018	1,687	$140.24	1,683	5,000,000
Quarter ended December 23, 2018	1,693	$145.30	1,683	$5,000,000

(1)
During the three and six months ended December 23, 2018, we acquired 9 thousand shares at a total cost of $1.4 million, and 23 thousand shares at a total cost of $3.8 million, respectively, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.

(2)	Average price paid per share excludes effect accelerated share repurchases; see additional disclosure below regarding our accelerated share repurchase activity during the fiscal year.
Accelerated Share Repurchase Agreements
On August 15, 2018, we entered into four separate accelerated share repurchase agreements (collectively, the "August 2018 ASR") with two financial institutions to repurchase a total of $1.4 billion of Common Stock. We took an initial delivery of approximately 5.8 million shares, which represented 75% of the prepayment amount divided by our closing stock price on

August 14, 2018. The total number of shares received under the August 2018 ASR was based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of two of the agreements occurred during the quarter ended December 23, 2018. Approximately 1.7 million shares were received at final settlement, which resulted in a weighted-average share price of approximately $148.72 for the transaction period. The remaining two agreements settled in January 2019, resulting in the receipt of approximately 1.8 million additional shares, which yielded a weighted-average share price of approximately $146.00 for the transaction period.

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

Date:	January 30, 2019	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)