Form 10-Q
period 2019-03-31
LAM RESEARCH CORP
filed 2019-04-30
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
As of April 26, 2019, the Registrant had 149,926,529 shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Revenue	$2,439,048	$2,892,115	$7,292,412	$7,951,070
Cost of goods sold	1,364,711	1,561,401	4,014,844	4,265,446
Gross margin	1,074,337	1,330,714	3,277,568	3,685,624
Research and development	318,514	305,412	895,742	861,801
Selling, general, and administrative	190,306	197,791	534,179	565,719
Total operating expenses	508,820	503,203	1,429,921	1,427,520
Operating income	565,517	827,511	1,847,647	2,258,104
Other income (expense), net	20,532	(55,810)	(10,494)	(64,464)
Income before income taxes	586,049	771,701	1,837,153	2,193,640
Income tax (expense) benefit	(38,659)	7,099	(187,548)	(834,105)
Net income	$547,390	$778,800	$1,649,605	$1,359,535
Net income per share:
Basic	$3.62	$4.80	$10.72	$8.40
Diluted	$3.47	$4.33	$10.20	$7.45
Number of shares used in per share calculations:
Basic	151,201	162,378	153,891	161,885
Diluted	157,849	179,779	161,683	182,565

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Net income	$547,390	$778,800	$1,649,605	$1,359,535
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,684	12,197	(6,845)	25,305
Cash flow hedges:
Net unrealized (losses) gains during the period	(7,950)	(36,616)	4,038	(26,624)
Net losses (gains) reclassified into earnings	2,086	5,290	(2,492)	2,019
	(5,864)	(31,326)	1,546	(24,605)
Available-for-sale investments:
Net unrealized gains (losses) during the period	1,143	(25,406)	1,441	(45,472)
Net (gains) losses reclassified into earnings	(147)	43,109	(201)	43,070
	996	17,703	1,240	(2,402)
Defined benefit plans, net change in unrealized component	216	155	(1,152)	(2,029)
Other comprehensive income (loss), net of tax	2,032	(1,271)	(5,211)	(3,731)
Comprehensive income	$549,422	$777,529	$1,644,394	$1,355,804

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2019	June 24, 2018
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$4,931,611	$4,512,257
Investments	1,209,315	437,338
Accounts receivable, less allowance for doubtful accounts of $4,952 as of March 31, 2019, and $5,343 as of June 24, 2018	1,522,273	2,176,936
Inventories	1,622,242	1,876,162
Prepaid expenses and other current assets	156,800	147,218
Total current assets	9,442,241	9,149,911
Property and equipment, net	1,040,329	902,547
Restricted cash and investments	255,774	256,301
Goodwill	1,484,908	1,484,904
Intangible assets, net	223,022	317,836
Other assets	448,988	367,979
Total assets	$12,895,262	$12,479,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$416,187	$510,983
Accrued expenses and other current liabilities	1,046,938	1,309,209
Deferred profit	378,396	720,086
Current portion of convertible notes, capital leases, and commercial paper	964,107	610,030
Total current liabilities	2,805,628	3,150,308
Long-term debt and capital leases, less current portion	3,801,514	1,806,562
Income taxes payable	863,155	851,936
Other long-term liabilities	83,986	90,629
Total liabilities	7,554,283	5,899,435
Commitments and contingencies
Temporary equity, convertible notes	49,783	78,192
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares; issued and outstanding, 149,886 shares at March 31,2019, and 156,892 shares at June 24, 2018	150	157
Additional paid-in capital	6,315,495	6,144,425
Treasury stock, at cost; 135,045 shares at March 31, 2019, and 119,679 shares at June 24, 2018	(10,509,750)	(7,846,476)
Accumulated other comprehensive loss	(62,660)	(57,449)
Retained earnings	9,547,961	8,261,194
Total stockholders’ equity	5,291,196	6,501,851
Total liabilities and stockholders’ equity	$12,895,262	$12,479,478
(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended
	March 31, 2019	March 25, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,649,605	$1,359,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243,873	241,276
Deferred income taxes	(75,105)	(209,214)
Equity-based compensation expense	142,389	125,002
Amortization of note discounts and issuance costs	5,137	13,469
Impairment of investment	—	42,456
Other, net	(646)	23,327
Changes in operating assets and liabilities	330,273	341,538
Net cash provided by operating activities	2,295,526	1,937,389
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(237,543)	(193,814)
Business acquisition, net of cash acquired	—	(115,697)
Purchases of available-for-sale securities	(1,975,688)	(2,377,459)
Maturities of available-for-sales securities	395,569	549,539
Sales of available-for-sale securities	809,379	3,639,331
Other, net	(5,288)	(14,358)
Net cash (used for) provided by investing activities	(1,013,571)	1,487,542
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(116,496)	(577,415)
Net (repayments) proceeds from issuance of commercial paper	(61,754)	997,971
Proceeds from borrowings on revolving credit facility	—	750,000
Repayments of borrowings on revolving credit facility	—	(750,000)
Proceeds from issuance of long-term debt, net of issuance costs	2,476,720	—
Treasury stock purchases	(2,672,051)	(1,346,940)
Dividends paid	(513,475)	(225,604)
Reissuance of treasury stock related to employee stock purchase plan	32,920	34,057
Proceeds from issuance of common stock	5,119	6,632
Other, net	(13,207)	11
Net cash used for financing activities	(862,224)	(1,111,288)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(904)	8,200
Net increase in cash, cash equivalents, and restricted cash	418,827	2,321,843
Cash, cash equivalents, and restricted cash at beginning of period	4,768,558	2,633,739
Cash, cash equivalents, and restricted cash at end of period	$5,187,385	$4,955,582
Schedule of non-cash transactions:
Accrued payables for stock repurchases	1,637	2,165
Accrued payables for capital expenditures	27,283	32,610
Dividends payable	164,874	82,030
Transfers of inventory to property and equipment, net	42,519	38,878

Reconciliation of cash, cash equivalents, and restricted cash	March 31, 2019	March 25, 2018
Cash and cash equivalents	$4,931,611	$4,698,995
Restricted cash and investments	255,774	256,587
Total Cash, cash equivalents, and restricted cash	$5,187,385	$4,955,582

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2019
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 23, 2018	153,961	$154	$6,256,942	$(9,573,486)	$(64,692)	$9,165,445	$5,784,363
Sale of common stock	947	1	5,009	—	—	—	5,010
Purchase of treasury stock	(5,702)	(6)	—	(936,264)	—	—	(936,270)
Equity-based compensation expense	—	—	53,240	—	—	—	53,240
Effect of conversion of convertible notes	680	1	(6,921)	—	—	—	(6,920)
Reclassification from temporary to permanent equity	—	—	7,225	—	—	—	7,225
Net income	—	—	—	—	—	547,390	547,390
Other comprehensive income	—	—	—	—	2,032	—	2,032
Cash dividends declared ($1.10 per common share)	—	—	—	—	—	(164,874)	(164,874)
Balance at March 31, 2019	149,886	$150	$6,315,495	$(10,509,750)	$(62,660)	$9,547,961	$5,291,196

	Nine Months Ended
	March 31, 2019
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 24, 2018	156,892	$157	$6,144,425	$(7,846,476)	$(57,449)	$8,261,194	$6,501,851
Sale of common stock	1,026	1	5,118	—	—	—	5,119
Purchase of treasury stock	(15,193)	(15)	—	(2,673,557)	—	—	(2,673,572)
Reissuance of treasury stock	273	—	22,637	10,283	—	—	32,920
Equity-based compensation expense	—	—	142,389	—	—	—	142,389
Effect of conversion of convertible notes	2,783	3	(27,470)	—	—	—	(27,467)
Exercise of warrants	4,105	4	(12)	—	—	—	(8)
Reclassification from temporary to permanent equity	—	—	28,408	—	—	—	28,408
Adoption of ASU 2014-09(1)	—	—	—	—	—	139,355	139,355
Adoption of ASU 2016-16(1)	—	—	—	—	—	(443)	(443)
Adoption of ASU 2018-02(1)	—	—	—	—	(2,227)	2,227	—
Net income	—	—	—	—	—	1,649,605	1,649,605
Other comprehensive loss	—	—	—	—	(2,984)	—	(2,984)
Cash dividends declared ($3.30 per common share)	—	—	—	—	—	(503,977)	(503,977)
Balance at March 31, 2019	149,886	$150	$6,315,495	$(10,509,750)	$(62,660)	$9,547,961	$5,291,196

(1) Refer to Note 2 - Recent Accounting Pronouncements for more information regarding these FASB Accounting Standard Updates.

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended
	March 25, 2018
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 24, 2017	159,451	$159	$5,959,945	$(6,470,434)	$(64,160)	$6,717,621	$6,143,131
Sale of common stock	1,367	1	2,516	—	—	—	2,517
Purchase of treasury stock	(1,470)	(1)	—	(81,196)	—	—	(81,197)
Equity-based compensation expense	—	—	41,095	—	—	—	41,095
Effect of conversion of convertible notes	5,147	5	(47,458)	—	—	—	(47,453)
Effect of bond hedge, cash in lieu of shares	(395)	—	7	—	—	—	7
Reclassification from temporary to permanent equity	—	—	49,452	—	—	—	49,452
Net income	—	—	—	—	—	778,800	778,800
Other comprehensive loss	—	—	—	—	(1,271)	—	(1,271)
Cash dividends declared ($0.50 per common share)	—	—	—	—	—	(82,026)	(82,026)
Balance at March 25, 2018	164,100	$164	$6,005,557	$(6,551,630)	$(65,431)	$7,414,395	$6,803,055

	Nine Months Ended
	March 25, 2018
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 25, 2017	161,723	$162	$5,845,485	$(5,216,187)	$(61,700)	$6,249,691	$6,817,451
Sale of common stock	1,833	1	6,631	—	—	—	6,632
Purchase of treasury stock	(7,067)	(7)	—	(1,349,098)	—	—	(1,349,105)
Reissuance of treasury stock	413	—	20,402	13,655	—	—	34,057
Equity-based compensation expense	—	—	125,002	—	—	—	125,002
Effect of conversion of convertible notes	10,053	10	(80,864)	—	—	—	(80,854)
Effect of bond hedge, cash in lieu of shares	(2,855)	(2)	13	—	—	—	11
Reclassification from temporary to permanent equity	—	—	88,888	—	—	—	88,888
Adoption of ASU 2016-09	—	—	—	—	—	40,065	40,065
Net income	—	—	—	—	—	1,359,535	1,359,535
Other comprehensive loss	—	—	—	—	(3,731)	—	(3,731)
Cash dividends declared ($1.45 per common share)	—	—	—	—	—	(234,896)	(234,896)
Balance at March 25, 2018	164,100	$164	$6,005,557	$(6,551,630)	$(65,431)	$7,414,395	$6,803,055

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 30, 2019 and includes 53 weeks. The quarters ended March 31, 2019 (the “March 2019 quarter”) and March 25, 2018 (the “March 2018 quarter”) included 14 weeks and 13 weeks, respectively.
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

The impact of adoption of ASC 606 on the Company's Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheet was as follows:

	Three months ended			Nine Months Ended
	March 31, 2019			March 31, 2019
	As Reported	Without adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Without adoption of ASC 606	Effect of Change Higher/(Lower)
	(In thousands)
Revenue	$2,439,048	$2,203,034	$236,014	$7,292,412	$6,691,212	$601,200
Cost of goods sold	$1,364,711	$1,213,852	$150,859	$4,014,844	$3,705,203	$309,641

				March 31, 2019
				As Reported	Without adoption of ASC 606	Effect of Change Higher/(Lower)
				(In thousands)
Deferred profit				$378,396	$809,712	$(431,316)
Retained earnings				$9,547,961	$9,116,645	$431,316

Except as disclosed above, the adoption of ASC 606 did not have a significant impact on the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2019.
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
Updates Not Yet Effective
In January 2016, the FASB released ASU 2016-02, “Leases.” The FASB issued a subsequent amendment to the initial guidance in January 2018 within ASU 2018-01. The core principle of the standard requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The amendment offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Company is required to adopt these standards starting in the first quarter of fiscal year 2020. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides companies an optional adoption method to ASU 2016-02 whereby a company does not have to adjust comparative period financial statements for the new standard. The Company currently believes the most significant impact upon adoption will be the recognition of right-of-use assets and lease liabilities on the Company's Condensed Consolidated Balance Sheets for those leases currently classified as operating leases. As part of the Company’s assessment and implementation plan, the Company is evaluating and implementing changes to its systems, procedures, and controls.
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
In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808).” The amendment clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer for a good or service that is a distinct unit of account. The amendment also precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. The standard should be applied retrospectively to the period when the Company initially adopted ASC 606. The Company is currently evaluating the impact of adoptions on its Condensed Consolidated Financial Statements.

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
Deferred Revenue
Revenue of $126.9 million and $539.6 million included in deferred revenue at June 25, 2018 was recognized during the three and nine months ended March 31, 2019, respectively.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of March 31, 2019 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years	Total
	(In thousands)
Deferred revenue	$386,170	$54,774	(1)	$—	$440,944

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

The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
	(In thousands)
Korea	$609,892	$1,038,376	$1,621,165	$2,750,710
Taiwan	570,300	352,191	1,275,883	1,083,904
China	415,999	499,061	1,371,612	1,120,319
Japan	403,592	391,673	1,765,449	1,308,122
United States	230,636	226,623	486,436	674,618
Southeast Asia	120,363	227,558	483,703	616,337
Europe	88,266	156,633	288,164	397,060
	$2,439,048	$2,892,115	$7,292,412	$7,951,070

The following table presents the percentages of system revenues to each of the primary markets we serve:

	Three Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2019
Memory	61%	72%
Foundry	27%	19%
Logic/integrated device manufacturing	12%	9%

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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
	(in thousands)
Equity-based compensation expense	$53,240	$41,095	$142,389	$125,002
Income tax benefit recognized related to equity-based compensation expense	$28,337	$46,366	$42,204	$77,842

Stock Options
The fair value of the Company’s stock options granted during the nine months ended March 31, 2019 was estimated using a Black-Scholes options valuation model, which requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award.

The following table summarizes stock option activity:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price
June 24, 2018	482,928	$86.53
Granted	181,450	164.54
Exercised	(69,948)	73.18
Expired or forfeited	(59,068)	126.05
March 31, 2019	535,362	$110.35

Restricted Stock
During the nine months ended March 31, 2019, the Company issued both service-based RSUs and market-based performance RSUs (“PRSUs”). The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the grant date, discounted for dividends. The fair value of the Company’s market-based PRSUs was calculated using a Monte Carlo simulation model at the date of the grant. Market-based PRSUs generally vest three years from the grant date if certain performance criteria are achieved and require continued employment. Based upon the terms of such awards, the number of shares that can be earned over the performance periods is based on the Company’s Common Stock price performance compared to the market price performance of the Philadelphia Semiconductor Sector Index (“SOX”), ranging from 0% to 150% of target. The stock price performance or market price performance is measured using the closing price for the 50-trading days prior to the dates the performance period begins and ends. The target number of shares represented by the market-based PRSUs is increased by 2% of target for each 1% that Common Stock price performance exceeds the market price performance of the SOX index. The result of the vesting formula is rounded down to the nearest whole number.

The following table summarizes restricted stock activity:

	Service-based RSUs Outstanding		Market-based PRSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
June 24, 2018	2,193,088	$134.34	693,726	$104.59
Granted	873,769	161.34	163,529	165.78
Vested	(1,101,015)	114.64	(301,622)	70.58
Expired or Forfeited	(126,148)	138.44	(117,851)	104.52
March 31, 2019	1,839,694	$158.65	437,782	$144.35

NOTE 5 — OTHER INCOME (EXPENSE), NET
The significant components of other income (expense), net, are as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
	(in thousands)
Interest income	$26,966	$21,761	$63,709	$62,548
Interest expense	(30,263)	(25,734)	(71,835)	(72,956)
Gains (losses) on deferred compensation plan-related assets, net	21,395	(1,995)	4,235	7,532
Loss on impairment of investments	—	(42,456)	—	(42,456)
Foreign exchange gains (losses), net	720	(1,065)	3,352	(2,869)
Other, net	1,714	(6,321)	(9,955)	(16,263)
	$20,532	$(55,810)	$(10,494)	$(64,464)

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
The Company recorded an income tax expense of $38.7 million and $187.5 million for the three and nine months ended March 31, 2019, which yielded an effective tax rate of approximately 6.6% and 10.2%, respectively.
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three and nine months ended March 31, 2019 is primarily due to the impact of U.S. tax reform, outlined below, and income in lower tax jurisdictions.
The computation of the one-time transition tax on accumulated unrepatriated foreign earnings was recorded on a provisional basis in the fiscal year ended June 24, 2018, as permitted under SAB 118. The Company recorded a subsequent provisional adjustment of $36.5 million, as a result of incorporating new information into the estimate, in the Condensed Consolidated Financial Statements in the three months ended September 23, 2018. The Company finalized the computation of the transition tax liability during the December 2018 quarter. The final adjustment resulted in a tax benefit of $51.2 million, which was recorded in the Company’s Condensed Consolidated Financial Statements in the three months ended December 23, 2018. The final balance of total transition tax is $868.4 million. The one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that was previously deferred from U.S. income taxes. The Company had previously accrued deferred taxes on a portion of this E&P. The Company has completed the calculation of total post-1986 E&P and related income tax pools for its foreign subsidiaries. The Company elected to pay the one-time transition tax over a period of eight years.
Beginning in fiscal year 2019, the Company is subject to the impact of the “Global Intangible Low-Taxed Income” (“GILTI”) provision of U.S. tax reform. The GILTI provision imposes taxes on foreign earnings in excess of a deemed return on tangible assets. The Company has calculated the impact of the GILTI provision on current year earnings and has included the impact in the effective tax rate. In addition, the Company evaluated whether deferred taxes should be recorded in relation to the GILTI provision or if the tax should be recorded in the period in which it occurs. Based on current interpretation, the Company could choose either method as an accounting policy election. The Company made an accounting policy election in the September 2018 quarter to record deferred taxes in relation to the GILTI provision, and recorded a provisional tax benefit of $48.0 million in the Condensed Consolidated Financial Statements in the three months ended September 23, 2018, under SAB 118. The Company finalized the computation of the accounting policy election during the December 2018 quarter. The final adjustment resulted in a tax expense of $0.4 million, which was recorded in the Company’s Condensed Consolidated Financial Statements in the three months ended December 23, 2018. The final tax benefit of the election is $47.6 million.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its unrecognized tax benefits as a result of tax examinations or lapses of statute of limitations. The change in unrecognized tax benefits may range up to $14.0 million.
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

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
	(in thousands, except per share data)
Numerator:
Net income	$547,390	$778,800	$1,649,605	$1,359,535
Denominator:
Basic average shares outstanding	151,201	162,378	153,891	161,885
Effect of potential dilutive securities:
Employee stock plans	1,413	2,367	1,461	2,546
Convertible notes	5,235	10,279	5,663	13,618
Warrants	—	4,755	668	4,516
Diluted average shares outstanding	157,849	179,779	161,683	182,565
Net income per share - basic	$3.62	$4.80	$10.72	$8.40
Net income per share - diluted	$3.47	$4.33	$10.20	$7.45

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
	(in thousands)
Options and RSUs	640	19	717	6

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
The following table sets forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of March 31, 2019, and June 24, 2018:

	March 31, 2019
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$577,420	$—	$—	$577,420	$571,673	$—	$5,747	$—
Time deposit	1,872,626	—	—	1,872,626	1,622,599	—	250,027	—
Level 1:
Money market funds	2,024,322	—	—	2,024,322	2,024,322	—	—	—
U.S. Treasury and agencies	668,405	74	(69)	668,410	380,623	287,787	—	—
Mutual funds	77,127	1,025	(183)	77,969	—	—	—	77,969
Level 1 Total	2,769,854	1,099	(252)	2,770,701	2,404,945	287,787	—	77,969
Level 2:
Government-sponsored enterprises	11,029	—	(97)	10,932	—	10,932	—	—
Foreign government bonds	10,111	4	—	10,115	—	10,115	—	—
Corporate notes and bonds	1,176,117	523	(426)	1,176,214	324,951	851,263	—	—
Mortgage backed securities — residential	17,397	2	—	17,399	7,443	9,956	—	—
Mortgage backed securities — commercial	39,236	40	(14)	39,262	—	39,262	—	—
Level 2 Total	1,253,890	569	(537)	1,253,922	332,394	921,528	—	—
Total	$6,473,790	$1,668	$(789)	$6,474,669	$4,931,611	$1,209,315	$255,774	$77,969

	June 24, 2018
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$708,364	$—	$—	$708,364	$702,090	$—	$6,274	$—
Time deposit	999,666	—	—	999,666	749,639	—	250,027	—
Level 1:
Money market funds	2,341,807	—	—	2,341,807	2,341,807	—	—	—
U.S. Treasury and agencies	356,679	—	(170)	356,509	333,721	22,788	—	—
Mutual funds	68,568	516	(142)	68,942	—	—	—	68,942
Level 1 Total	2,767,054	516	(312)	2,767,258	2,675,528	22,788	—	68,942
Level 2:
Municipal notes and bonds	152,378	37	(279)	152,136	—	152,136	—	—
Government-sponsored enterprises	110,963	—	(201)	110,762	99,934	10,828	—	—
Foreign government bonds	19,986	—	(1)	19,985	19,985	—	—	—
Corporate notes and bonds	516,955	95	(1,184)	515,866	265,081	250,785	—	—
Mortgage backed securities — residential	804	—	(3)	801	—	801	—	—
Level 2 Total	801,086	132	(1,668)	799,550	385,000	414,550	—	—
Total	$5,276,170	$648	$(1,980)	$5,274,838	$4,512,257	$437,338	$256,301	$68,942

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
The Company did not recognize any losses on investments due to other-than-temporary impairments during the three and nine months ended March 31, 2019. During the three and nine months ended March 25, 2018, the Company recorded a $42.5 million other-than-temporary impairment charge on a portion of its available-for-sale investments as a result of a decision to sell selected investments held in foreign jurisdictions in conjunction with our cash repatriation strategy following the U.S. tax reform legislation. Gross realized gains/(losses) from sales of investments were insignificant in the three and nine months ended March 31, 2019 and March 25, 2018, other than the March 2018 impairment discussed above.
The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	March 31, 2019
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
U.S. Treasury and agencies	$179,766	$(2)	$8,121	$(67)	$187,887	$(69)
Mutual funds	—	—	6,563	(183)	6,563	(183)
Government-sponsored enterprises	—	—	10,895	(97)	10,895	(97)
Corporate notes and bonds	365,003	(161)	46,939	(265)	411,942	(426)
Mortgage backed securities — commercial	15,406	(14)	—	—	15,406	(14)
	$560,175	$(177)	$72,518	$(612)	$632,693	$(789)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities are as follows as of March 31, 2019:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$5,391,453	$5,391,323
Due after one year through five years	380,219	380,361
Due in more than five years	47,571	47,596
	$5,819,243	$5,819,280

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
At inception and at each quarter-end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign exchange contracts due to changes in time value are included in the assessment of effectiveness. To qualify for hedge accounting, the hedge relationship must meet criteria relating to both the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the three or nine months ended March 31, 2019 and March 25, 2018 associated with forecasted transactions that failed to occur.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of March 31, 2019, the Company had a net loss of $0.4 million accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges which it expects to reclassify from other comprehensive income into earnings over the next 12 months. Additionally, as of March 31, 2019, the

Company had a net loss of $2.1 million accumulated in other comprehensive income, net of tax, related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 6.0 years.
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
As of March 31, 2019, the Company had the following outstanding foreign currency contracts that were entered into under its cash flow and balance sheet hedge programs:

	Notional Value
	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign currency forward contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$171,192	$35,801	$129,820
Euro	71,946	—	50,752	—
Korean won	23,234	—	23,817	—
British pound sterling	—	—	39,687	—
Taiwan dollar	—	—	25,953	—
Swiss franc	—	—	22,180	—
Chinese renminbi	—	—	13,213	—
Singapore dollar	—	—	5,904	—
Indian rupee	—	—	8,521	—
	$95,180	$171,192	$225,828	$129,820
Foreign currency option contracts
	Buy Put	Sell Call	Buy Put	Sell Call
Japanese yen (1)	$—	$—	$8,849	$9,403
(1) The local currency notional amounts of these foreign currency option contracts are equal to each other.

The fair value of derivative instruments in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2019, and June 24, 2018 were as follows:

	March 31, 2019				June 24, 2018
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:

Foreign exchange contracts	Prepaid expense and other assets	$1,730	Accrued expenses and other current liabilities	$2,897	Prepaid expense and other assets	$7,581	Accrued expenses and other current liabilities	$8,866
Interest rate contracts, short-term		—	Accrued expenses and other current liabilities	3,551		—	Accrued expenses and other current liabilities	7,468
Interest rate contracts, long-term		—	Other long-term liabilities	11,366		—	Other long-term liabilities	23,720
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	752	Accrued expenses and other current liabilities	354	Prepaid expense and other assets	111	Accrued expenses and other current liabilities	32
Total Derivatives		$2,482		$18,168		$7,692		$40,086

Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of March 31, 2019, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be an offset to assets and liabilities by $1.3 million, resulting in a net derivative asset of $1.2 million and net derivative liability of $16.9 million. As of June 24, 2018, the potential effect of rights of offset associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $5.6 million, resulting in a net derivative asset of $2.1 million and a net derivative liability of $34.4 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

		Three Months Ended March 31, 2019		Nine Months Ended March 31, 2019
	Location of Gain or (Loss) Recognized in or Reclassified into Income	(Loss) Gain Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$(7,203)	$206	$9,467	$8,693
Foreign Exchange Contracts	Cost of goods sold	(1,395)	(2,097)	(3,484)	(4,505)
Foreign Exchange Contracts	Selling, general, and administrative	(475)	(600)	(1,353)	(1,778)
Interest Rate Contracts	Other expense, net	—	(34)	—	(100)
		$(9,073)	$(2,525)	$4,630	$2,310

		Three Months Ended March 25, 2018		Nine Months Ended March 25, 2018
	Location of Gain or (Loss) Recognized in or Reclassified into Income	(Loss) Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Income	(Loss) Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$(44,399)	$(7,375)	$(36,214)	$(7,410)
Foreign Exchange Contracts	Cost of goods sold	2,735	1,084	4,928	3,556
Foreign Exchange Contracts	Selling, general, and administrative	690	501	1,840	2,227
Interest Rate Contracts	Other expense, net	—	(32)	—	(94)
		$(40,974)	$(5,822)	$(29,446)	$(1,721)
The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended		Nine Months Ended
		March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Loss Recognized in Income	Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income
(in thousands)
Foreign Exchange Contracts	Other income	$(6,747)	$1,198	$4,142	$6,482

The following table presents the effect of the fair value cash flow hedge accounting on the Statement of Financial Performance as well as presents the location and amount of gain/(loss) recognized in Income on fair value and cash flow hedging relationships:

	Three Months Ended				Nine Months Ended
	March 31, 2019				March 31, 2019
	Revenue	Cost of Goods Sold	Selling, General and Admini-strative	Other Income (Expense)	Revenue	Cost of Goods Sold	Selling, General and Admini-strative	Other Income (Expense)
	(in thousands)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded:
	$2,439,048	$1,364,711	$190,306	$20,532	$7,292,412	$4,014,844	$534,179	$(10,494)

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20:
Interest contracts:
Hedged items	$—	$—	$—	$(10,395)	$—	$—	$—	$(16,272)
Derivatives designated as hedging instruments	$—	$—	$—	$10,395	$—	$—	$—	$16,272

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$206	$(2,097)	$(600)	$—	$8,693	$(4,505)	$(1,778)	$—
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive income into income	$—	$—	$—	$(34)	$—	$—	$—	$(100)

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
NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	March 31, 2019	June 24, 2018
	(in thousands)
Raw materials	$1,034,636	$916,438
Work-in-process	206,245	222,921
Finished goods	381,361	736,803
	$1,622,242	$1,876,162

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.5 billion as of March 31, 2019 and June 24, 2018, respectively. As of March 31, 2019, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Intangible Assets
The following table provides the Company’s intangible assets:

	March 31, 2019			June 24, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$630,220	$(470,760)	$159,460	$630,220	$(433,309)	$196,911
Existing technology	669,521	(644,423)	25,098	669,520	(576,844)	92,676
Patents and other intangible assets	114,335	(75,871)	38,464	99,767	(71,518)	28,249
Total intangible assets	$1,414,076	$(1,191,054)	$223,022	$1,399,507	$(1,081,671)	$317,836
The Company recognized $36.6 million and $40.8 million in intangible asset amortization expense during the three months ended March 31, 2019 and March 25, 2018. During the nine months ended March 31, 2019 and March 25, 2018, the Company recognized $109.4 million and $120.9 million, respectively, in intangible asset amortization expense.
The estimated future amortization expense of intangible assets as of March 31, 2019, was as follows:

Fiscal Year	Amount
(in thousands)
2019 (remaining 3 months)	$17,910
2020	64,302
2021	61,612
2022	57,352
2023	12,805
Thereafter	9,041
$223,022

NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 31, 2019	June 24, 2018
	(in thousands)
Accrued compensation	$408,088	$506,471
Warranty reserves	159,321	192,480
Income and other taxes payable	89,259	185,384
Dividend payable	164,874	174,372
Other	225,396	250,502
	$1,046,938	$1,309,209

NOTE 12 — LONG-TERM DEBT AND OTHER BORROWINGS
As of March 31, 2019, and June 24, 2018, the Company’s outstanding debt consisted of the following:

	March 31, 2019				June 24, 2018
	Amount (in thousands)		Effective Interest Rate		Amount (in thousands)		Effective Interest Rate
Fixed-rate 2.75% Senior Notes Due March 15, 2020 ("2020 Notes")	$500,000		2.88%		$500,000		2.88%
Fixed-rate 2.80% Senior Notes Due June 15, 2021 ("2021 Notes")	800,000		2.95%		800,000		2.95%
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%		500,000		3.87%
Fixed-rate 3.75% Senior Notes Due March 15, 2026 ("2026 Notes")	750,000		3.86%		—		—
Fixed-rate 4.00% Senior Notes Due March 15, 2029 ("2029 Notes")	1,000,000		4.09%		—		—
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 ("2041 Notes")	212,352	(1)	4.28%		326,953	(1)	4.28%
Fixed-rate 4.875% Senior Notes Due March 15, 2049 ("2049 Notes")	750,000		4.93%		—		—
Commercial paper	300,000		3.00%	(2)	360,000		2.33%	(2)
Total debt outstanding, at par	4,812,352				2,486,953
Unamortized discount	(74,987)				(85,196)
Fair value adjustment - interest rate contracts	(14,917)				(31,189)
Unamortized bond issuance costs	(5,993)				(1,820)
Total debt outstanding, at carrying value	$4,716,455				$2,368,748
Reported as:
Current portion of long-term debt, and commercial paper	$961,154				$608,532
Long-term debt	3,755,301				1,760,216
Total debt outstanding, at carrying value	$4,716,455				$2,368,748
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
Convertible Senior Notes
In June 2012, with the acquisition of Novellus Systems, Inc., the Company assumed $700 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 15, 2041 (the “2041 Notes,”). The Company pays cash interest at an annual rate of 2.625%, on a semi-annual basis on May 15 and November 15 of each year. The 2041 Notes also have a contingent interest payment provision that may require the Company to pay additional interest, up to 0.60% per year, based on certain thresholds, beginning with the semi-annual interest payment on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the 2041 Notes.

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
Under certain circumstances, the 2041 Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the table below. The principal value of the 2041 Note conversions in the three and nine months ended March 31, 2019, was approximately $29.2 million and $114.6 million, respectively.
Selected additional information regarding the 2041 Notes outstanding as of March 31, 2019, and June 24, 2018, is as follows:

	March 31, 2019	June 24, 2018
	2041 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$160,261	$159,120
Carrying amount of temporary equity component, net of tax	$49,783	$78,192
Remaining amortization period (years)	22.1	22.9
Fair Value of Notes (Level 2)	$1,166,900
Conversion rate (shares of common stock per $1,000 principal amount of notes)	30.7418
Conversion price (per share of common stock)	$32.53
If-converted value in excess of par value	$956,238
Estimated share dilution using average quarterly stock price $164.19 per share	5,235

Convertible Warrants
During the fiscal year 2019, the Company had warrants outstanding in connection with its 2018 convertible notes that matured in May 2018. The 7.6 million warrants were fully exercised during the first half of fiscal year 2019 resulting in the issuance of approximately 4.1 million shares of the Company's Common Stock.
Senior Notes
On March 4, 2019, the company completed a public offering of $750 million aggregate principal amount of the Company’s Senior Notes due March 15, 2026 (the “2026 Notes”), $1.0 billion aggregate principal amount of the Company’s Senior Notes due March 15, 2029 (the “2029 Notes”), and $750 million aggregate principal amount of the Company’s Senior Notes due March 15, 2049 (the “2049 Notes”). The Company will pay interest at an annual rate of 3.75%, 4.00%, and 4.875%, on the 2026, 2029, and 2049 Notes, respectively, on a semi-annual basis on March 15 and September 15 of each year beginning September 15, 2019.
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
On June 7, 2016, the Company completed a public offering of $800 million aggregate principal amount of Senior Notes due June 15, 2021 (the “2021 Notes”). The Company pays interest at an annual rate of 2.80% on the 2021 Notes on a semi-annual basis on June 15 and December 15 of each year.

The Company may redeem the 2020, 2021, 2025, 2026, 2029 and 2049 Notes (collectively the “Senior Notes”) at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect to the Senior Notes and accrued and unpaid interest before February 15, 2020, for the 2020 Notes, before May 15, 2021 for the 2021 Notes, before December 15, 2024 for the 2025 Notes, before January 15, 2026 for the 2026 Notes, before December 15, 2028 for the 2029 Notes, and before September 15, 2048 for the 2049 Notes. The Company may redeem the Senior Notes at par, plus accrued and unpaid interest at any time on or after February 15, 2020, for the 2020 Notes, on or after May 15, 2021 for the 2021 Notes, on or after December 24, 2024 for the 2025 Notes, on or after January 15, 2026 for the 2026 Notes, on or after December 15, 2028 for the 2029 Notes, and on or after September 15, 2048 for the 2049 Notes. In addition, upon the occurrence of certain events, as described in the indenture, the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the respective note, plus accrued and unpaid interest.
Selected additional information regarding the Senior Notes outstanding as of March 31, 2019, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2020 Notes	1.0	$499,720
2021 Notes	2.2	$798,880
2025 Notes	6.0	$515,335
2026 Notes	7.0	$764,295
2029 Notes	10.0	$1,021,010
2049 Notes	30.0	$791,888

Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program (“the CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. The net proceeds from the commercial paper program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. As of March 31, 2019, borrowings under the CP Program totaled $300.0 million, with a weighted-average interest rate of 3.00% and maturities of 90 days or less.
Revolving Credit Facility
On March 12, 2014, the Company established an unsecured Credit Agreement; this agreement was amended on November 10, 2015 (the “Amended and Restated Credit Agreement”), October 13, 2017 (the 2nd Amendment”), and February 25, 2019 (the “3rd Amendment”). Under the Amended and Restated Credit Agreement (as amended by the 2nd and 3rd Amendment), the Company has a revolving credit facility of $1.25 billion with a syndicate of lenders with an expansion option that will allow the Company, subject to certain requirements, to request an increase in the facility of up to an additional $600 million, for a potential total commitment of $1.85 billion. The facility matures on October 13, 2022.
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (2) LIBOR multiplied by the statutory rate, plus a spread of 0.9% to 1.50% in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants and events of default. As of March 31, 2019, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, convertible notes, the term loan agreement, commercial paper, and the revolving credit facility during the three and nine months ended March 31, 2019 and March 25, 2018.

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
	(in thousands)
Contractual interest coupon	$24,837	$20,663	$58,814	$57,246
Amortization of interest discount	956	2,860	2,743	10,374
Amortization of issuance costs	355	561	1,013	1,590
Effect of interest rate contracts, net	1,558	51	3,088	(552)
Total interest cost recognized	$27,706	$24,135	$65,658	$68,658

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
The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “Operating Leases”). The Company was required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2019.
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
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that are intended to limit its exposure to such indemnifications. As of March 31, 2019, the Company had not recorded any liability in connection with these indemnifications, as it does not believe that it is probable that any amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of March 31, 2019, the maximum potential amount of future payments that it could be required to make under these arrangements and letters of credit was $27.2 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.
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
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
	(in thousands)
Balance at beginning of period	$166,906	$179,680	$192,480	$161,981
Warranties issued during the period	62,853	70,176	190,250	176,664
Settlements made during the period	(74,432)	(50,118)	(237,310)	(138,518)
Changes in liability for pre-existing warranties	3,994	340	13,901	(49)
Balance at end of period	$159,321	$200,078	$159,321	$200,078

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
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased		Total Cost of Repurchase	Average Price Paid Per Share (1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 24, 2018					$1,733,638
Quarter ended September 23, 2018	7,807		$1,733,530	$183.55	$108
Board authorization, $5.0 billion, November 2018	—		$—	$—	$5,000,000
Quarter ended December 23, 2018	1,683	(2)	$—	$—	$5,000,000
Quarter ended March 31, 2019	5,702	(2)	$861,506	$168.78	$4,138,494

(1) Average price paid per share excludes effect of accelerated share repurchases; see additional disclosure below regarding the Company’s accelerated share repurchase activity during the fiscal year.
(2) Includes shares received at final settlement of accelerated share repurchase agreements; see additional disclosures below regarding the Company’s accelerated share repurchase activity during the fiscal year.
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three and nine months ended March 31, 2019, the Company acquired 423 thousand shares at a total cost of $74.8 million and 447 thousand shares at a total cost of $78.5 million, respectively, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
Accelerated Share Repurchase Agreements
On January 31, 2019, the Company entered into two separate accelerated share repurchase agreements (collectively, the "January 2019 ASR") with two financial institutions to repurchase a total of $760 million of Common Stock. The Company took an initial delivery of approximately 3.3 million shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on January 30, 2019. The total number of shares received under the January 2019 ASR will be based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the January 2019 ASR is anticipated to occur no later than June 5, 2019.
On August 15, 2018, the Company entered into four separate accelerated share repurchase agreements (collectively, the "August 2018 ASR") with two financial institutions to repurchase a total of $1.4 billion of Common Stock. The Company took an initial delivery of approximately 5.8 million shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on August 14, 2018. The total number of shares received under the August 2018 ASR was based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of two of the agreements occurred during the quarter ended December 23, 2018. Approximately 1.7 million shares were received at final settlement, which resulted in a weighted-average share price of approximately $148.72 for the transaction period. The remaining two agreements settled during the quarter ended March 31, 2019, resulting in the receipt of approximately 1.8 million additional shares, which yielded a weighted-average share price of approximately $146.00 for the transaction period.
NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive income (loss), net of tax at March 31, 2019, as well as the activity for the nine months ending March 31, 2019, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Gain or Loss on Cash flow hedges		Accumulated Unrealized Holding Gain or Loss on Available-For-Sale Investments		Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance at June 24, 2018	$(32,722)	$(4,042)		$(1,190)		$(19,495)	$(57,449)
Other comprehensive (loss) income before reclassifications	(8,081)	4,437		1,441		676	(1,527)
Losses (income) reclassified from accumulated other comprehensive income (loss) to net income	1,236	(2,492)	(1)	(201)	(2)	—	(1,457)
Effects of ASU 2018-02 adoption	—	(399)		—		(1,828)	(2,227)
Net current-period other comprehensive (loss) income	(6,845)	1,546		1,240		(1,152)	(5,211)
Balance at March 31, 2019	$(39,567)	$(2,496)		$50		$(20,647)	$(62,660)

(1) Amount of after tax gain reclassified from AOCI into net income located in revenue: $7,727 gain; cost of goods sold: $3,819 loss; selling, general, and administrative expenses: $1,339 loss; and other income and expense: $77 loss.
(2) Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in other expense, net.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, margins, market share, served addressable market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, any change in our customers’ proportion of capital expenditure (with respect to certain technology inflections); hedging transactions; debt or financing arrangements; our competition, our ability to defend our market share, and to gain new market share; our ability to obtain and qualify alternative sources of supply; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; anticipated growth or decline in the industry and the total market for wafer fabrication equipment, our growth relative thereto and the resulting impact on us from such growth or decline; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; the role of component suppliers in our business; our leadership and competency, and their ability to facilitate innovation; our ability to continue to, including the underlying factors that, create sustainable differentiation; the resources invested to comply with evolving standards and the impact of such efforts; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 24, 2018 (our “2018 Form 10-K”), our quarterly report on form 10-Q for the fiscal quarters ended September 23, 2018 and December 23, 2018, and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and nine months ended March 31, 2019, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2018 Form 10-K.
EXECUTIVE SUMMARY
Lam Research Corporation is a global supplier of innovative wafer fabrication equipment and services to the semiconductor industry. We have built a strong global presence with core competencies in areas like nanoscale applications enablement, chemistry, plasma and fluidics, advanced systems engineering and a broad range of operational disciplines. Our products and services are designed to help our customers build smaller, faster, and better performing devices that are used in a variety of electronic products, including mobile phones, personal computers, servers, wearables, automotive devices, storage devices, and networking equipment.
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
The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	March 31, 2019	December 23, 2018	March 25, 2018
	(in thousands, except per share data and percentages)
Revenue	$2,439,048	$2,522,673	$2,892,115
Gross margin	$1,074,337	$1,145,033	$1,330,714
Gross margin as a percent of total revenue	44.0%	45.4%	46.0%
Total operating expenses	$508,820	$454,654	$503,203
Net income	$547,390	$568,855	$778,800
Diluted net income per share	$3.47	$3.51	$4.33
In the March 2019 quarter, revenue decreased slightly compared to the December 2018 quarter. Gross margin as a percentage of revenue in the March 2019 quarter declined compared to the December 2018 quarter primarily due to lower factory and field utilization and customer and product mix. The increase in operating expenses in the March 2019 quarter compared to the December 2018 quarter was mainly driven by increases in employee-related costs resulting from seasonal impacts, an extra work week in the quarter, and restructuring charges. Additionally, our March 2019 quarter operating income was negatively impacted primarily by the appreciation of the stock market during the quarter as we incurred additional costs related to our deferred compensation plan liabilities. We have deferred compensation plan-related assets designed to mitigate market valuation exposure to these liabilities, and the market gains for the March 2019 quarter associated with these assets are recognized in other income and expense.
Our cash and cash equivalents, investments, and restricted cash and investments balances increased to $6.4 billion at the end of the March 2019 quarter compared to $3.9 billion at the end of the December 2018 quarter, primarily due to $2.5 billion of debt issuance during the quarter. Cash flow generated by operating activities during the March 2019 quarter of $933 million and a portion of the proceeds on debt issuance, were used for $935 million of treasury stock purchases, $171 million of dividends paid to stockholders, and $76 million for capital expenditures. Employee headcount as of March 31, 2019, was approximately 10,800.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended			Nine Months Ended
	March 31, 2019	December 23, 2018	March 25, 2018	March 31, 2019	March 25, 2018
Revenue (in millions)	$2,439	$2,523	$2,892	$7,292	$7,951
Korea	25%	25%	36%	22%	35%
Taiwan	23%	17%	12%	17%	14%
Japan	17%	27%	14%	24%	16%
China	17%	14%	17%	19%	14%
United States	9%	5%	8%	7%	9%
Southeast Asia	5%	7%	8%	7%	7%
Europe	4%	5%	5%	4%	5%
Revenue for the March 2019 quarter decreased 3% from the December 2018 quarter, reflecting lower customer demand for semiconductor equipment. Revenue for the March 2019 quarter decreased 16% compared to the same prior year period, and decreased 8% in the nine months ended March 31, 2019 compared to the same period in 2018, reflecting lower customer demand for semiconductor equipment.
Our deferred revenue balance at March 31, 2019 decreased to $441 million, as compared to $493 million as of December 23, 2018. Our deferred revenue balance does not include system shipments to customers in Japan, for which title does not transfer until customer acceptance. Shipments to customers in Japan are classified as inventory at cost until the time of acceptance. The estimated future revenue value from shipments to customers in Japan was approximately $80 million as of March 31, 2019, and $262 million as of December 23, 2018.
The percentages of system revenues to each of the markets we serve were as follows for the periods presented:

	Three Months Ended
	March 31, 2019	December 23, 2018
Memory	61%	79%
Foundry	27%	13%
Logic/integrated device manufacturing	12%	8%
Gross Margin

	Three Months Ended			Nine Months Ended
	March 31, 2019	December 23, 2018	March 25, 2018	March 31, 2019	March 25, 2018
	(in thousands, except percentages)
Gross margin	$1,074,337	$1,145,033	$1,330,714	$3,277,568	$3,685,624
Percent of revenue	44.0%	45.4%	46.0%	44.9%	46.4%
Gross margin as a percentage of revenue reduced in the March 2019 quarter compared to the December 2018 quarter primarily due to lower factory and field utilization, customer and product mix, and deferred compensation plan-related costs. The decrease in gross margin as a percentage of revenue in the March 2019 quarter compared to the March 2018 quarter is primarily due to lower factory utilization and changes in customer and product mix. In the nine months ended March 31, 2019, gross margin as a percentage of revenue decreased compared to the same period in the prior year primarily due to lower factory utilization.

Research and Development

	Three Months Ended			Nine Months Ended
	March 31, 2019	December 23, 2018	March 25, 2018	March 31, 2019	March 25, 2018
	(in thousands, except percentages)
Research & development (“R&D”)	$318,514	$285,556	$305,412	$895,742	$861,801
Percent of revenue	13.1%	11.3%	10.6%	12.3%	10.8%
We continued to make significant R&D investments focused on leading-edge deposition, etch, clean and other semiconductor manufacturing requirements. The spending in the March 2019 quarter increased compared to the December 2018 quarter primarily due to an increase of $54 million in employee-related costs resulting from seasonal employer payroll expense, deferred compensation plan-related costs, costs associated with a reduction in workforce occurring at the end of the March 2019 quarter, and an extra work week in the quarter, partially offset by a decrease of $18 million in supplies.
The increase in R&D during the March 2019 quarter compared to the same period in the prior year was mainly due to an increase of $29 million in employee-related costs as a result of higher headcount combined with costs associated with a reduction in workforce occurring at the end of the March 2019 quarter, partially offset by a decrease of $14 million in supplies and employee-related other expenses.
The increase in R&D for the nine months ended March 31, 2019 compared to the same period in 2018 was primarily driven by an increase of $25 million in employee-related costs as a result of higher headcount combined with costs associated with a reduction in workforce occurring at the end of the March 2019 quarter, and an increase of $8 million in supplies.
Selling, General, and Administrative

	Three Months Ended			Nine Months Ended
	March 31, 2019	December 23, 2018	March 25, 2018	March 31, 2019	March 25, 2018
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$190,306	$169,098	$197,791	$534,179	$565,719
Percent of revenue	7.8%	6.7%	6.8%	7.3%	7.1%
SG&A during the March 2019 quarter increased in comparison to the December 2018 quarter mainly due to an increase of $41 million in employee-related costs resulting from seasonal employer payroll expense, deferred compensation plan-related costs, costs associated with a reduction in workforce occurring at the end of the March 2019 quarter, and an extra work week in the quarter, partially offset by a decrease of $6 million in outside services, and $6 million in supplies.
SG&A during the March 2019 quarter compared to the same period in the prior year decreased primarily due to a $7 million decrease in employee variable compensation.
SG&A for the nine months ended March 31, 2019 compared to the same period in the prior year decreased primarily as a result of a $43 million decrease in employee variable compensation, partially offset by a $9 million increase in depreciation.

Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended			Nine Months Ended
	March 31, 2019	December 23, 2018	March 25, 2018	March 31, 2019	March 25, 2018
	(in thousands)
Interest income	$26,966	$17,809	$21,761	$63,709	$62,548
Interest expense	(30,263)	(19,784)	(25,734)	(71,835)	(72,956)
Gains (losses) on deferred compensation plan-related assets, net	21,395	(22,374)	(1,995)	4,235	7,532
Loss on impairment of investments	—	—	(42,456)	—	(42,456)
Foreign exchange gains (losses), net	720	2,581	(1,065)	3,352	(2,869)
Other, net	1,714	(8,881)	(6,321)	(9,955)	(16,263)
	$20,532	$(30,649)	$(55,810)	$(10,494)	$(64,464)
Interest income increased in the March 2019 quarter compared to the December 2018 quarter as a result of higher cash balances and higher yield. Interest income increased compared to the March 2018 quarter as a result of higher yield. Interest income increased in the nine months ended March 31, 2019 compared to the same period in 2018 as a result of higher yield.
Interest expense increased in the March 2019 quarter compared to the December 2018 and March 2018 quarters primarily due to the issuance of $2.5 billion of senior notes. Interest expense was slightly lower in the nine months ended March 31, 2019 as compared to the same period in the prior year due to the retirement of the 2018 Notes and partial conversions of the 2041 Notes, partially offset by the issuance of $2.5 billion of senior notes.
Significant changes in the market value of securities in the portfolio drove the gains on assets related to obligations under our deferred compensation plan in the March 2019 quarter compared to the December 2018 and March 2018 quarters.
The loss on impairment of investments in the three and nine months ended March 25, 2018 is the result of a decision to sell selected investments held in foreign jurisdictions in conjunction with our cash repatriation strategy following the Tax Cuts & Jobs Act of 2017.
Foreign exchange fluctuations are primarily due to currency movements against portions of our unhedged balance sheet exposures.
Other, net resulted in higher income during the March 2019 quarter compared to the December 2018 and March 2018 quarters primarily due to a decrease in charitable contributions and gain from equity investments. Other, net resulted in lower expense during the nine months ended March 31, 2019 compared to the same period in the prior year due to proceeds from insurance claims.
Income Tax Expense
As discussed in Note 6, “Income Tax Expense” of our Condensed Consolidated Financial Statements of this Form 10-Q, the “Tax Cuts & Jobs Act” was signed into law on December 22, 2017 and was effective starting in our quarter ended December 24, 2017. U.S. tax reform reduced the U.S. federal statutory tax rate from 35% to 21%, mandated payment of a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. The impact on income taxes due to change in legislation is required under the authoritative guidance of Accounting Standards Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted. In conjunction, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which allowed for the recording of provisional amounts related to U.S. tax reform and subsequent adjustments related to U.S. tax reform during an up to one-year measurement period that is similar to the measurement period used when accounting for business combinations. We recorded what we believed to be reasonable estimates during the SAB 118 measurement period. During the December 2018 quarter, we finalized the accounting of the income tax effects of U.S. tax reform. Although the SAB 118 measurement period has ended, there may be some aspects of U.S. tax reform that remain subject to future regulations and/or notices which may further clarify certain provisions of U.S. tax reform. We may need to adjust our previously recorded amounts to reflect the recognition and measurement of our tax accounting positions in accordance with ASC 740; such adjustments could be material.
The below discussion around the provision for income taxes and effective tax rate are significantly impacted by U.S. tax reform.

Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	March 31, 2019	December 23, 2018	March 25, 2018	March 31, 2019	March 25, 2018
	(in thousands, except percentages)
Income tax expense (benefit)	$38,659	$90,875	$(7,099)	$187,548	$834,105
Effective tax rate	6.6%	13.8%	(0.9)%	10.2%	38.0%
The decrease in the effective tax rate for the three months ended March 31, 2019 compared to the three months ended December 23, 2018 was primarily due to the final tax expense adjustment under SAB 118 to the U.S. tax reform mandated one-time transition tax on accumulated unrepatriated foreign earnings in the three months ended December 23, 2018, and stock-based compensation excess tax benefits in the three months ended March 31, 2019.
The increase in the effective tax rate for the three months ended March 31, 2019 compared to the three months ended March 25, 2018 was primarily due to the impact of U.S. taxation on low-taxed foreign intangible income applicable beginning in fiscal year 2019.
The decrease in the effective tax rate for the nine months ended March 31, 2019 compared to the nine months ended March 25, 2018 was primarily due to the reduction of the federal statutory tax rate and the impact of U.S. taxation on low-taxed foreign intangible income applicable beginning in fiscal year 2019, and the impact of the U.S. tax reform mandated one-time transition tax expense on accumulated unrepatriated foreign earnings in the nine months ended March 25, 2018.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States. Due to the GILTI provisions described in Note 6 - Income Taxes, international pre-tax income is taxable in the United States at a lower effective tax rate than the federal statutory tax rate. Please refer to Note 6, “Income Taxes,” to our Consolidated Financial Statements in Part II, Item 8 of our 2018 Form 10-K for additional information.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 2 - Recent Accounting Pronouncements, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash and cash equivalents, investments, and restricted cash and investments (together comprising total cash and investments) were $6.4 billion at March 31, 2019 compared to $5.2 billion as of June 24, 2018. This increase was primarily due to cash provided by operating activities and the issuance of $2.5 billion of senior notes, partially offset by Common Stock repurchases in connection with our stock repurchase program and dividends paid.
Cash Flow from Operating Activities
Net cash provided by operating activities of $2.3 billion during the nine months ended March 31, 2019, consisted of (in millions):

Net income	$1,649.6
Non-cash charges:
Depreciation and amortization	243.9
Equity-based compensation expense	142.4
Deferred income taxes	(75.1)
Amortization of note discounts and issuance costs	5.1
Changes in operating asset and liability accounts	330.3
Other	(0.7)
$2,295.5
Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: decreases in accounts receivable of $664.9 million and inventories of $211.3 million. The sources of cash are offset by uses of cash from the following: decreases in accrued expenses and other liabilities of $253.7 million, deferred profit of $181.0 million, and trade accounts payable of $100.0 million, along with increases in prepaid expense and other assets of $11.2 million.
Cash Flow from Investing Activities
Net cash used for investing activities during the nine months ended March 31, 2019, was $1.0 billion, primarily consisting of capital expenditures of $237.5 million, along with net purchases of available-for-sale securities of $770.7 million.

Cash Flow from Financing Activities
Net cash used for financing activities during the nine months ended March 31, 2019, was $862.2 million, primarily consisting of $2.7 billion in treasury stock repurchases, $178.3 million of cash paid for debt repayment, and $513.5 million in dividends paid, partially offset by $2.5 billion in net proceeds from issuance of long term debt.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of March 31, 2019, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
On March 4, 2019, we completed a public offering of $750 million aggregate principal amount of the Company’s Senior Notes due March 15, 2026 (the “2026 Notes”), $1 billion aggregate principal amount of the Company’s Senior Notes due March 15, 2029 (the “2029 Notes”), and $750 million aggregate principal amount of the Company’s Senior Notes due March 15, 2049 (the “2049 Notes”, collectively with the 2026 and 2029 Notes, the “Senior Notes issued in 2019”). We will pay interest at an annual rate of 3.75%, 4.00%, and 4.875%, respectively on the 2026, 2029 and 2049 Notes, on a semi-annual basis on March 15 and September 15 of each year, beginning September 15, 2019.
We may redeem the Senior Notes issued in 2019 at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect to the Senior Notes and accrued and unpaid interest before January 15, 2026, for the 2026 Notes, before December 15, 2028, for the 2029 Notes, and before September 15, 2048, for the 2049 Notes. We may redeem the Senior Notes at par, plus accrued and unpaid interest at any time on or after January 15, 2026 for the 2026 Notes, December 15, 2028 for the 2029 Notes, and on or after September 15, 2048 for the 2049 Notes. In addition, upon the occurrence of certain events, as described in the indenture, we will be required to make an offer to repurchase the Senior Notes issued in 2019 at a price equal to 101% of the principal amount of the Senior Notes issued in 2019, plus accrued and unpaid interest.
Under certain circumstances, our 2041 Notes may be converted and settled in cash and shares of our Common Stock. During the nine months ended March 31, 2019, approximately $114.6 million principal value of convertible 2041 Notes were converted. We expect to have sufficient levels of cash, cash equivalents, and short term investments to fund the near-term settlement of these Convertible Notes.
During the December 2017 quarter, a one-time transition tax on accumulated unrepatriated foreign earnings, estimated at $991 million, was recognized associated with the December 2017 U.S. tax reform. In accordance with SAB 118, we have now finalized the amount of the transition tax during the period ended December 23, 2018. The final amount is $868.4 million. The Company elected to pay the one-time transition tax over a period of eight years with 8% of the transition tax to be paid each September 15 for years 2018 through 2022, and 15%, 20%, and 25%, respectively, to be paid each September 15 for years 2023 through 2025.
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
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2018 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 24, 2018. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of March 31, 2019. Actual results may differ materially.

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
The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of March 31, 2019, were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 31, 2019	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
U.S. Treasury and agencies	$670,747	$669,968	$669,189	$668,410	$667,631	$666,852	$666,072
Government-sponsored enterprises	11,091	11,038	10,985	10,932	10,879	10,826	10,773
Foreign government bonds	10,198	10,170	10,142	10,115	10,087	10,059	10,031
Corporate notes and bonds	1,186,600	1,183,138	1,179,676	1,176,214	1,172,753	1,169,292	1,165,831
Mortgage backed securities - residential	17,442	17,427	17,413	17,399	17,385	17,370	17,356
Mortgage backed securities - commercial	39,838	39,646	39,455	39,262	39,071	38,880	38,688
Total	$1,935,916	$1,931,387	$1,926,860	$1,922,332	$1,917,806	$1,913,279	$1,908,751
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations, and Earnings per Share
We have $4.8 billion in aggregate principal amount of senior unsecured notes, convertible notes, and commercial paper instruments outstanding. Additionally, we have funding available to us under our $1.25 billion commercial paper program and our $1.25 billion revolving credit facility, which serves as a backstop to our commercial paper program. Our revolving credit facility also includes an option to increase the amount up to an additional $600.0 million, for a potential total commitment of $1.85 billion. We may, in the future, decide to enter into additional debt arrangements.
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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part 1 Item 1. Business, accounted for approximately 93%, 93%, and 92% of total revenue in the nine months ended March 31, 2019 and fiscal years 2018, and 2017, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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

Our Financial Results May Be Adversely Impacted by Higher than Expected Tax Rates or Exposure to Additional Tax Liabilities
We are subject to income, transaction, and other taxes in the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. The amount of taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. Our effective tax rate could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation allowance of deferred tax assets, in tax laws, by material audit assessments, or changes in or expirations of agreements with tax authorities. These factors could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States.
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
There Can Be No Assurance That We Will Continue to Declare Cash Dividends or Repurchase Our Shares at All or in Any Particular Amounts
Our Board of Directors has declared quarterly dividends since April 2014. Our intent to continue to pay quarterly dividends and to repurchase our shares is subject to capital availability and periodic determinations by our Board of Directors that cash dividends and share repurchases are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends and share repurchases may also be affected by, among other factors, our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; changes in federal, state, and international tax laws or corporate laws; contractual restrictions, such as financial or operating covenants in our debt arrangements; availability of onshore cash flow; and changes to our business model. Our dividend payments and share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. A reduction or suspension in our dividend payments or share repurchases could have a negative effect on the price of our Common Stock.

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

Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)		Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 24, 2018					$1,733,638
Quarter ended September 23, 2018	7,821		$183.46	7,807	108
Quarter ended December 23, 2018	1,693		$145.30	1,683	5,000,000
December 24, 2018 - January 20, 2019	1,770	(3)	$143.05	1,768	5,000,000
January 21, 2019 - February 17, 2019	3,577	(3)	$166.61	3,575	4,199,639
February 18, 2019 - March 31, 2019	778		$173.82	359	4,138,494
Quarter ended March 31, 2019	6,125		$172.06	5,702	$4,138,494

(1)
During the three and nine months ended March 31, 2019, we acquired 423 thousand shares at a total cost of $74.8 million, and 447 thousand shares at a total cost of $78.5 million, respectively, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.

(2)	Average price paid per share excludes effect accelerated share repurchases; see additional disclosure below regarding our accelerated share repurchase activity during the fiscal year.

(3)	Includes shares received at final settlement of accelerated share repurchase agreements; see additional disclosures below regarding our accelerated share repurchase activity during the fiscal year.
Accelerated Share Repurchase Agreements
On January 31, 2019, we entered into two separate accelerated share repurchase agreements (collectively, the "January 2019 ASR") with two financial institutions to repurchase a total of $760 million of Common Stock. We took an initial delivery of approximately 3.3 million shares, which represented 75% of the prepayment amount divided by our closing stock price on January 30, 2019. The total number of shares received under the January 2019 ASR will be based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the January 2019 ASR is anticipated to occur no later than June 5, 2019.
On August 15, 2018, we entered into four separate accelerated share repurchase agreements (collectively, the "August 2018 ASR") with two financial institutions to repurchase a total of $1.4 billion of Common Stock. We took an initial delivery of approximately 5.8 million shares, which represented 75% of the prepayment amount divided by our closing stock price on August 14, 2018. The total number of shares received under the August 2018 ASR was based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of two of the agreements occurred during the quarter ended December 23, 2018. Approximately 1.7 million shares were received at final settlement, which resulted in a weighted-average share price of approximately $148.72 for the transaction period. The remaining two agreements settled during the quarter ended March 31, 2019, resulting in the receipt of approximately 1.8 million additional shares, which yielded a weighted-average share price of approximately $146.00 for the transaction period.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

Exhibit Number	Description

4.1 (1)	Third Supplemental Indenture, dated as of March 4. 2019, by and between Lam Research Corporation and the Bank of New York Mellon Trust Company, N.A., as trustee

10.1*	Form of Restricted Stock Unit Agreement (U.S Participants) - 2015 Stock Incentive Plan

10.2*	Form of Restricted Stock Unit Agreement (International Participants) - 2015 Incentive Plan

10.3*	Form of Restricted Stock Unit Agreement (Outside Directors) - 2015 Incentive Plan

10.4*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participant) - 2015 Stock Incentive Plan

10.5*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participant) - 2015 Stock Incentive Plan

10.6 (2)
Amendment No. 3 to Amended and Restated Credit Agreement, dated February  25, 2019, among Lam Research Corporation, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 4, 2019 (SEC File No. 000-12933)
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 25, 2019 (SEC File No. 000-12933)

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 30, 2019	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)