Form 10-K
period 2019-06-30
LAM RESEARCH CORP
filed 2019-08-20
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 0-12933

LAM RESEARCH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			94-2634797
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
4650 Cushing Parkway,	Fremont,	California	94538
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (510) 572-0200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	LRCX	The Nasdaq Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 23, 2018, the last business day of the most recently completed second fiscal quarter, was $15,363,329,674. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation based on the assumption that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.
As of August 15, 2019, the Registrant had 144,532,998 outstanding shares of Common Stock.
_________________________
Documents Incorporated by Reference
Parts of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders expected to be held on or about November 5, 2019, are incorporated by reference into Part III of this Form 10-K. Except as expressly incorporated by reference herein, the Registrant’s proxy statement shall not be deemed to be part of this report.

Continues on next page
Lam Research Corporation 2019 10-K 1

 LAM RESEARCH CORPORATION
2019 ANNUAL REPORT ON FORM 10-K

Continues on next page
Lam Research Corporation 2019 10-K 2

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, margins, market share, served addressable market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, any changes in our customers’ proportion of capital expenditure (with respect to certain technology inflections); hedging transactions; debt or financing arrangements; our competition, and our ability to defend our market share and to gain new market share; our ability to obtain and qualify alternative sources of supply; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; anticipated growth or decline in the industry and the total market for wafer fabrication equipment, our growth relative thereto and the resulting impact on us from such growth or decline; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; the role of component suppliers in our business; our leadership and competency, and our ability to facilitate innovation; our ability to continue to, including the underlying factors that, create sustainable differentiation; the resources invested to comply with evolving standards and the impact of such efforts; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our strategic relevance with our customers; our ability to scale our operations to respond to changes in our business; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.

Continues on next page
Lam Research Corporation 2019 10-K 3

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
We are a global supplier of innovative wafer fabrication equipment and services to the semiconductor industry. We have built a strong global presence with core competencies in areas like nanoscale applications enablement, chemistry, plasma and fluidics, advanced systems engineering and a broad range of operational disciplines. Our products and services are designed to help our customers build smaller, faster, and better performing devices that are used in a variety of electronic products, including mobile phones, personal computers, servers, wearables, automotive vehicles, and data storage devices. Our vision is to realize full value from natural technology extensions of our Company.
Our customer base includes leading semiconductor memory, foundry, and integrated device manufacturers (“IDMs”) that make products such as non-volatile memory (“NVM”), dynamic random-access memory (“DRAM”), and logic devices. We aim to increase our strategic relevance with our customers by contributing more to their continued success. Our core technical competency is integrating hardware, process, materials, software, and process control enabling results on the wafer.
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

Continues on next page
Lam Research Corporation 2019 10-K 4

semiconductor processes and require production-proven manufacturing capability, such as complementary metal-oxide-semiconductor image sensors (“CIS”) and micro-electromechanical systems (“MEMS”).
Our Customer Support Business Group (“CSBG”) provides products and services to maximize installed equipment performance, predictability, and operational efficiency. We offer a broad range of services to deliver value throughout the lifecycle of our equipment, including customer service, spares, upgrades, and refurbishment of our deposition, etch, and clean products. Many of the technical advances that we introduce in our newest products are also available as upgrades, which provide customers with a cost-effective strategy for extending the performance and capabilities of their existing wafer fabrication lines. Service offerings include addressing productivity needs for our customers including, but not limited to, system uptime or availability optimization, throughput improvements, and defect reduction. Additionally, within CSBG, our Reliant product line offers new and refurbished non-leading-edge products in Clean, Deposition, and Etch markets for those applications that do not require the most advanced wafer processing capability.
Products

Market	Process/Application	Technology	Products
Deposition	Metal Films	Electrochemical Deposition (“ECD”) (Copper & Other)	SABRE® family
		Chemical Vapor Deposition (“CVD”) Atomic Layer Deposition (“ALD”) (Tungsten)	ALTUS® family
	Dielectric Films	Plasma-enhanced CVD (“PECVD”) ALD Gapfill High-Density Plasma CVD (“HDP-CVD”)	VECTOR® family Striker® family SPEED® family
	Film Treatment	Ultraviolet Thermal Processing (“ULTP”)	SOLA® family
Etch	Conductor Etch	Reactive Ion Etch	Kiyo® family, Versys® Metal family
	Dielectric Etch	Reactive Ion Etch	Flex® family
	Through-silicon Via (“TSV”) Etch	Deep Reactive Ion Etch	Syndion® family
Clean	Wafer Cleaning	Wet Clean	EOS®, DV-Prime®, Da Vinci®, SP Series
	Bevel Cleaning	Dry Plasma Clean	Coronus® family
Mass Metrology	Deposition, Etch, Clean	Sub-milligram Mass Measurement	Metryx® Family
Deposition Processes and Product Families
Deposition processes create layers of dielectric (insulating) and metal (conducting) materials used to build a semiconductor device. Depending on the type of material and structure being made, different techniques are employed. Electrochemical deposition creates the copper wiring (interconnect) that links devices in an integrated circuit (“IC” or “chip”). Plating of copper and other metals is also used for TSV and WLP applications. Tiny tungsten connectors and thin barriers are made with the precision of chemical vapor deposition and atomic layer deposition, which adds only a few layers of atoms at a time. Plasma-enhanced CVD, high-density plasma CVD, and ALD are used to form the critical insulating layers that isolate and protect all of these electrical structures. Lastly, post-deposition treatments such as ultraviolet thermal processing are used to improve dielectric film properties.
ALTUS® Product Family
Tungsten deposition is used to form conductive features such as contacts, vias, and wordlines on a chip. These features are small, often narrow, and use only a small amount of metal, so minimizing resistance and achieving complete fill can be difficult. At these nanoscale dimensions, even slight imperfections can impact device

Continues on next page
Lam Research Corporation 2019 10-K 5

performance or cause a chip to fail. Our ALTUS® systems combine CVD and ALD technologies to deposit the highly conformal films needed for advanced tungsten metallization applications. The Multi-Station Sequential Deposition architecture enables nucleation layer formation and bulk CVD fill to be performed in the same chamber (“in situ”). PNL®, our ALD technology, is used in the deposition of tungsten nitride films to achieve high step coverage with reduced thickness relative to conventional barrier films.
SABRE® Product Family
Copper deposition lays down the electrical wiring for most semiconductor devices. Even the smallest defect - say, a microscopic pinhole or dust particle - in these conductive structures can impact device performance, from loss of speed to complete failure. The SABRE® ECD product family, which helped pioneer the copper interconnect transition, offers the precision needed for copper damascene manufacturing in logic and memory. System capabilities include cobalt deposition for logic applications and copper deposition directly on various liner materials, which is important for next-generation metallization schemes. For advanced WLP applications, such as forming conductive bumps and redistribution layers, and for filling TSVs, the SABRE® 3D family combines Lam’s SABRE Electrofill® technology with additional innovation to deliver the high-quality films needed at high productivity. The modular architecture can be configured with multiple plating and pre/post-treatment cells, providing flexibility to address a variety of packaging applications.
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
Striker® Product Family
The latest memory, logic, and imaging devices require extremely thin, highly conformal dielectric films for continued device performance improvement and scaling. For example, ALD films are critical for spacer-based multiple patterning schemes where the spacers help define critical dimensions, as well as for insulating liners and gapfill in high aspect ratio features, which have little tolerance for voids and even the smallest defect. The Striker® single-wafer ALD products provide dielectric film solutions for these challenging requirements through application-specific material, process and hardware options that deliver film technology and defect performance.
VECTOR® Product Family
Dielectric film deposition processes are used to form some of the most difficult-to-produce insulating layers in a semiconductor device, including those used in the latest transistors and 3D structures. In some applications, these films require dielectric films to be exceptionally smooth and defect free since slight imperfections are multiplied greatly in subsequent layers. Our VECTOR® PECVD products are designed to provide the performance and flexibility needed to create these enabling structures within a wide range of challenging device applications. As a result of its design, VECTOR® produces superior thin film quality, along with exceptional within-wafer and wafer-to-wafer uniformity.

Continues on next page
Lam Research Corporation 2019 10-K 6

Etch Processes and Product Families
Etch processes help create chip features by selectively removing both dielectric (insulating) and metal (conducting) materials that have been added during deposition. These processes involve fabricating increasingly small, complex, and narrow features using many types of materials. The primary technology, reactive ion etch, bombards the wafer surface with ions (charged particles) to remove material. For the smallest features, atomic-layer etching (“ALE”) removes a few atomic layers of material at a time. While conductor etch processes precisely shape critical electrical components like transistors, dielectric etch forms the insulating structures that protect conducting parts. Etch processes also create the tall, column-like features used, for example, in TSVs that link chips together and in MEMS.
Flex® Product Family
Dielectric etch carves patterns in insulating materials to create barriers between the electrically conductive parts of a semiconductor device. For advanced devices, these structures can be extremely tall and thin and involve complex, sensitive materials. Slight deviations from the target feature profile - even at the atomic level - can negatively affect electrical properties of the device. To precisely create these challenging structures, our Flex® product family offers differentiated technologies and application-focused capabilities for critical dielectric etch applications. Uniformity, repeatability, and tunability are enabled by a unique multi-frequency, small-volume, confined plasma design. Flex® offers in situ multi-step etch and continuous plasma capability that delivers high productivity with low defectivity.
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
Syndion® Product Family
Plasma etch processes used to remove silicon and other materials deep into the wafer are collectively referred to as deep silicon etch. These may be deep trenches for CMOS image sensor pixel isolation, trenches for power and other devices, TSVs, and other high aspect ratio features. These are created by etching through multiple materials sequentially, where each new material involves a change in the etch process. The Syndion® etch product family is optimized for deep silicon etch, providing the fast process switching with depth and cross-wafer uniformity control required to achieve precision etch results. The systems support both conventional single-step etch and rapidly alternating process, which minimizes damage and delivers precise depth uniformity.
Versys® Metal Product Family
Metal etch processes play a key role in connecting the individual components that form an IC, such as forming wires and electrical connections. These processes can also be used to drill through metal hardmasks that pattern features too small for conventional masks, allowing continued shrinking of feature dimensions. To enable these critical etch steps, the Versys® Metal product family provides high-productivity capability on a flexible platform. Superior CD and profile uniformity are enabled by a symmetrical chamber design with independent process tuning features.
Clean Processes and Product Families
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

Continues on next page
Lam Research Corporation 2019 10-K 7

Coronus® Product Family
Bevel cleaning removes unwanted masks, residues, and films from the edge of a wafer between manufacturing steps. If not cleaned, these materials become defect sources. For instance, they can flake off and re-deposit on the device area during subsequent processes. Even a single particle that lands on a critical part of a device can ruin the entire chip. By inserting bevel clean processes at strategic points, these potential defect sources can be eliminated and more functional chips produced. By combining the precise control and flexibility of plasma with technology that protects the active die area, the Coronus® bevel clean family cleans the wafer’s edge to enhance die yield. The systems provide active die area protection by using plasma processing with proprietary confinement technology. Applications include post-etch, pre- and post-deposition, pre-lithography, and metal film removal to prevent arcing during plasma etch or deposition steps.
DV-Prime®, Da Vinci®, EOS®, and SP Series Product Families
Wafer cleaning is performed repeatedly during semiconductor device manufacturing and is a critical process that affects product yield and reliability. Unwanted microscopic materials - some no bigger than the tiny structures themselves - need to be cleaned effectively. At the same time, these processes must selectively remove residues that are chemically similar to the device films. For advanced WLP, the wet clean steps used between processes that form the package and external wiring have surprisingly complex requirements. These processes are called on to completely remove specific materials and leave other fragile structures undisturbed. In IoT products that include power devices, MEMS and image sensors, there is a unique requirement for wafer backside wet etch to uniformly thin the silicon wafer while protecting the device side of the wafer.
Based on our pioneering single-wafer spin technology, the DV-Prime® and Da Vinci® products provide the process flexibility needed with high productivity to address a wide range of wafer cleaning steps throughout the manufacturing process flow. As the latest of Lam’s wet clean products, EOS® delivers exceptionally low on-wafer defectivity and high throughput to address progressively demanding wafer cleaning applications, including emerging 3D structures. With a broad range of process capability, our SP Series products deliver cost-efficient, production-proven wet clean and silicon wet etch solutions for challenging WLP and IoT applications.
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
Metryx® Product Family
Metryx® mass metrology systems provide high precision in-line mass measurement for semiconductor wafer manufacturing. Nearly all semiconductor processes (e.g., deposition, etch and clean) either add or remove materials from the wafer. Measuring mass change of a wafer before and after a process therefore is a simple and direct means of monitoring and controlling the process. It is widely used to identify production wafer trends and excursions as they occur, allowing corrections to be implemented quickly to prevent further yield loss. It is particularly useful for ultra-thin, ultra-thick and opaque films, and complex 3D geometries of newer chip designs, where traditional metrology and inspection techniques are ineffective.
The Metryx® mass metrology systems are available as both platform-integrated modules and as stand-alone systems. Key applications include high aspect ratio etch (DRAM cell, 3D NAND channel hole, carbon mask open), conformal and ALD sidewall deposition, horizontal processing (recess etch, fill), film density monitoring, and wafer cleaning/polymer removal.
Fiscal Periods Presented
All references to fiscal years apply to our fiscal years, which ended June 30, 2019, June 24, 2018, and June 25, 2017.

Continues on next page
Lam Research Corporation 2019 10-K 8

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
International Sales
A significant portion of our sales and operations occur outside the United States and, therefore, may be subject to certain risks, including but not limited to tariffs and other barriers; difficulties in staffing and managing non-U.S. operations; adverse tax consequences; foreign currency exchange rate fluctuations; changes in currency controls; compliance with U.S. and international laws and regulations, including U.S. export restrictions; and economic and political conditions. Any of these factors may have a material adverse effect on our business, financial position, and results of operations and cash flows. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Refer to Note 19 of our Consolidated Financial Statements, included in Item 8 of this report, for the attribution of revenue by geographic region.
Long-lived Assets
Refer to Note 19 of our Consolidated Financial Statements, included in Item 8 of this report, for information concerning the geographic locations of long-lived assets.
Customers
Our customers include all of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances, and licensing arrangements which have the potential to positively or negatively impact our competitive position and market opportunities. Customers accounting for greater than 10% of total revenues in fiscal year 2019 included Micron Technology, Inc.; Samsung Electronics Company, Ltd.; SK hynix Inc.; and Toshiba, Inc. Customers accounting for greater than 10% of total revenues in fiscal year 2018 included Intel Corporation; Micron Technology, Inc.; Samsung Electronics Company, Ltd.; SK hynix Inc.; and Toshiba, Inc. Customers accounting for greater than 10% of total revenues in fiscal year 2017 included Micron Technology, Inc.; Samsung Electronics Company, Ltd.; SK hynix Inc.; Taiwan Semiconductor Manufacturing Company, Ltd; and Toshiba, Inc.
A material reduction in orders from our customers could adversely affect our results of operations and projected financial condition. Our business depends upon the expenditures of semiconductor manufacturers. Semiconductor manufacturers’ businesses, in turn, depend on many factors, including their economic capability,

Continues on next page
Lam Research Corporation 2019 10-K 9

the current and anticipated market demand for ICs, and the availability of equipment capacity to support that demand.
Backlog
In general, we schedule production of our systems based upon our customers’ delivery requirements and forecasts. In order for a system to be included in our backlog, the following conditions must be met: (1) we have received a written customer request that has been accepted, (2) we have an agreement on prices and product specifications, and (3) there is a scheduled shipment within the next 12 months. In order for spares and services to be included in our backlog, the following conditions must be met: (1) we have received a written customer request that has been accepted and (2) delivery of products or provision of services is anticipated within the next 12 months. Where specific spare parts and customer service purchase contracts do not contain discrete delivery dates, we use volume estimates at the contract price and over the contract period, not to exceed 12 months, in calculating backlog amounts. Our policy is to revise our backlog for order cancellations and to make adjustments to reflect, among other things, changes in spares volume estimates and customer delivery date changes. As of June 30, 2019, and June 24, 2018, our backlog was $1.6 billion and $2.0 billion, respectively. Generally, orders for our products and services are subject to cancellation by our customers with limited penalties. Because some orders are received and shipped in the same quarter and because customers may change delivery dates and cancel orders, our backlog at any particular date is not necessarily indicative of business volumes or actual revenue levels for succeeding periods.
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

Continues on next page
Lam Research Corporation 2019 10-K 10

Employees
As of August 15, 2019, we had approximately 10,700 regular employees globally. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. Each of our employees is required to comply with our policies relating to maintaining the confidentiality of our non-public information. As noted previously, we outsource certain aspects of our manufacturing, field service, production warehousing, and logistics functions to provide us more flexibility to scale our operations up or down in a timely and cost-effective manner, enabling us to respond quickly to any changes in our business.
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
Lam Research Corporation 2019 10-K 11

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
Information about our Executive Officers
As of August 15, 2019, the executive officers of Lam Research were as follows:

Name	Age	Title
Timothy M. Archer	52	President and Chief Executive Officer
Douglas R. Bettinger	52	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer
Richard A. Gottscho	67	Executive Vice President, Chief Technology Officer
Kevin D. Jennings	54	Senior Vice President, Global Operations
Patrick J. Lord	53	Senior Vice President and General Manager, CSBG
Scott G. Meikle	57	Senior Vice President, Global Customer Operations
Sarah A. O’Dowd	69	Senior Vice President, Chief Legal Officer and Secretary
Vahid Vahedi	53	Senior Vice President and General Manager, Etch Business Unit
Seshasayee (Sesha) Varadarajan	44	Senior Vice President and General Manager, Deposition Business Unit
Timothy M. Archer has been our president and chief executive officer since December 2018. Prior to this, he served as our president and chief operating officer, from January 2018 to November 2018. Mr. Archer joined us in June 2012 as our executive vice president, chief operating officer. Prior to joining us, he spent 18 years at Novellus Systems, Inc., (“Novellus”) in various technology development and business leadership roles, including most recently as chief operating officer from January 2011 to June 2012; executive vice president of Worldwide Sales, Marketing, and Customer Satisfaction from September 2009 to January 2011; and executive vice president of the PECVD and Electrofill Business Units from November 2008 to September 2009. His tenure at Novellus also included assignments as senior director of technology for Novellus Systems Japan from 1999 to 2001 and senior director of technology for the Electrofill Business Unit from April 2001 to April 2002. He started his career in 1989 at Tektronix, where he was responsible for process development for high-speed bipolar ICs. Mr. Archer completed the Program for Management Development at the Harvard Graduate School of Business and earned a B.S. degree in applied physics from the California Institute of Technology.
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

Continues on next page
Lam Research Corporation 2019 10-K 12

Richard A. Gottscho is our executive vice president, chief technology officer, a position he has held since May 2017. Dr. Gottscho previously served as executive vice president, Global Products Group beginning in August 2010; and group vice president and general manager, Etch Businesses beginning in March 2007. He joined us in January 1996 and has held various director and vice president roles spanning across deposition, etch, and clean products. Prior to joining us, he was a member of Bell Laboratories for 15 years, where he headed research departments in electronics materials, electronics packaging, and flat panel displays. In 2016, Dr. Gottscho was elected to the U.S. National Academy of Engineering. He is the recipient of many awards, including the American Vacuum Society’s Peter Mark Memorial Award, the Plasma Science and Technology Division Prize, the Dry Process Symposium Nishizawa Award, and the Tegal Thinker Award. He is a fellow of the American Physical and American Vacuum Societies. He has authored numerous papers, patents, and lectures, and has served on editorial boards of peer-reviewed technical publications and program committees for major conferences in plasma science and engineering. He served as vice-chair of a National Research Council study on plasma science. Dr. Gottscho earned Ph.D. and B.S. degrees in physical chemistry from the Massachusetts Institute of Technology and Pennsylvania State University, respectively.
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

Continues on next page
Lam Research Corporation 2019 10-K 13

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
In addition to the other information in this Annual Report on Form 10-K (“2019 Form 10-K”), the following risk factors should be carefully considered in evaluating us and our business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended by, nor should be attached to, the order in which the risk factors appear.
The Semiconductor Capital Equipment Industry Is Subject to Variability and Periods of Rapid Growth or Decline; We Therefore Face Risks Related to Our Strategic Resource Allocation Decisions
The semiconductor capital equipment industry has historically been characterized by rapid changes in demand. The industry environment has moved toward being more characterized by variability across segments and customers, accentuated by consolidation within the industry. Variability in our customers’ business plans may lead to changes in demand for our equipment and services, which could negatively impact our results. The variability in our customers’ investments during any particular period is dependent on several factors, including but not limited to electronics demand, economic conditions (both general and in the semiconductor and electronics industries), industry supply and demand, prices for semiconductors, and our customers’ ability to develop and manufacture increasingly complex and costly semiconductor devices. The changes in demand may require our management to adjust spending and other resources allocated to operating activities.
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

Continues on next page
Lam Research Corporation 2019 10-K 14

significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively.
Future Declines in the Semiconductor Industry, and the Overall World Economic Conditions on Which It Is Significantly Dependent, Could Have a Material Adverse Impact on Our Results of Operations and Financial Condition
Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. With the consolidation of customers within the industry, the semiconductor capital equipment market may experience rapid changes in demand driven both by changes in the market generally and the plans and requirements of particular customers. The economic, political, and business conditions occurring nationally, globally, or in any of our key sales regions, which are often unpredictable, have historically impacted customer demand for our products and normal commercial relationships with our customers, suppliers, and creditors. Additionally, in times of economic uncertainty, our customers’ budgets for our products, or their ability to access credit to purchase them, could be adversely affected. This would limit their ability to purchase our products and services. As a result, changing economic, political or business conditions can cause material adverse changes to our results of operations and financial condition, including but not limited to:

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
Our Revenues and Operating Results Are Variable
Our revenues and operating results may fluctuate significantly from quarter to quarter or year to year due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit from a small number of transactions can unfavorably affect operating results in a particular quarter or year. Factors that may cause our financial results to fluctuate unpredictably include but are not limited to:

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

Continues on next page
Lam Research Corporation 2019 10-K 15

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
Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations, and Earnings per Share
We have $4.5 billion in aggregate principal amount of senior unsecured notes, convertible notes, and commercial paper instruments outstanding. Additionally, we have funding available to us under our $1.25 billion commercial paper program and our $1.25 billion revolving credit facility, which serves as a backstop to our commercial paper program. Our revolving credit facility also includes an option to increase the amount up to an additional $600 million, for a potential total commitment of $1.85 billion. We may, in the future, decide to enter into additional debt arrangements.
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

Continues on next page
Lam Research Corporation 2019 10-K 16

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
We Have a Limited Number of Key Customers
Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments, cash flows, collections, and profitability. As a result, the actions of even one customer may subject us to variability in those areas that is difficult to predict. In addition, large customers may be able to negotiate requirements that result in decreased pricing, increased costs, and/or lower margins for us; compliance with specific environmental, social, and corporate governance standards; and limitations on our ability to share technology with others. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results.

Continues on next page
Lam Research Corporation 2019 10-K 17

We Depend on Creating New Products and Processes and Enhancing Existing Products and Processes for Our Success; Consequently, We Are Subject to Risks Associated with Rapid Technological Change
Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances that enable those processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products or existing products have reliability, quality, design, or safety problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may be unable to develop and manufacture products successfully, or products that we introduce may fail in the marketplace. For more than 25 years, the primary driver of technology advancement in the semiconductor industry has been to shrink the lithography that prints the circuit design on semiconductor chips. That driver could be approaching its technological limit, leading semiconductor manufacturers to investigate more complex changes in multiple technologies in an effort to continue technology development. In the face of uncertainty on which technology solutions will become successful, we will need to focus our efforts on developing the technology changes that are ultimately successful in supporting our customer requirements. Our failure to develop and offer the correct technology solutions in a timely manner with productive and cost-effective products could adversely affect our business in a material way. Our failure to commercialize new products in a timely manner could result in loss of market share, unanticipated costs, and inventory obsolescence, which would adversely affect our financial results.

In order to develop new products and processes and enhance existing products and processes, we expect to continue to make significant investments in R&D, to investigate the acquisition of new products and technologies, to invest in or acquire such business or technologies, and to pursue joint development relationships with customers, suppliers, or other members of the industry. Our investments and acquisitions may not be as successful as we may expect, particularly as we seek to invest or acquire product lines and technologies that are new to us. We may find that acquisitions are not available to us, for regulatory or other reasons, and that we must therefore limit ourselves to collaboration and joint venture development activities, which do not have the same benefits as acquisitions. Pursuing development through collaboration and/or joint development activities rather than through an acquisition poses substantial challenges for management, including those related to aligning business objectives; sharing confidential information, intellectual property and data; sharing value with third parties; and realizing synergies that might have been available in an acquisition but are not available through a joint development project. We must manage product transitions and joint development relationships successfully, as the introduction of new products could adversely affect our sales of existing products and certain jointly developed technologies may be subject to restrictions on our ability to share that technology with other customers, which could limit our market for products incorporating those technologies. Future technologies, processes, or product developments may render our current product offerings obsolete, leaving us with non-competitive products, obsolete inventory, or both. Moreover, customers may adopt new technologies or processes to address the complex challenges associated with next-generation devices. This shift may result in a reduction in the size of our addressable markets or could increase the relative size of markets in which we either do not compete or have relatively low market share.
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

•	a decline in demand for even a limited number of our products,

•	a failure to achieve continued market acceptance of our key products,

•	export restrictions or other regulatory or legislative actions that could limit our ability to sell those products to key customers or customers within certain markets,

•	an improved version of products being offered by a competitor in the markets in which we participate,

•	increased pressure from competitors that offer broader product lines,

•	increased pressure from regional competitors,

•	technological changes that we are unable to address with our products, or

Continues on next page
Lam Research Corporation 2019 10-K 18

•	a failure to release new or enhanced versions of our products on a timely basis.
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
Strategic Alliances and Customer Consolidation May Have Negative Effects on Our Business
Increasingly, semiconductor manufacturing companies are entering into strategic alliances or consolidating with one another to expedite the development of processes and other manufacturing technologies and/or achieve economies of scale. The outcomes of such an alliance can be the definition of a particular tool set for a certain function and/or the standardization of a series of process steps that use a specific set of manufacturing equipment, while the outcomes of consolidation can lead to an overall reduction in the market for semiconductor manufacturing equipment as customers’ operations achieve economies of scale and/or increased purchasing power based on their higher volumes. In certain instances, this could work to our disadvantage if a competitor’s tools or equipment become the standard equipment for such functions or processes. Additional outcomes of such consolidation may include our customers re-evaluating their future supplier relationships to consider our competitors’ products and/or gaining additional influence over the pricing of products and the control of intellectual property or data.

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
We Depend on a Limited Number of Key Suppliers and Outsource Providers, and We Run the Risk That They Might Not Perform as We Expect
Outsource providers and component suppliers have played and will continue to play a key role in our product development, manufacturing operations, field installation and support, and many of our transactional and administrative functions, such as information technology, facilities management, and certain elements of our finance organization. These providers and suppliers might suffer financial setbacks, be acquired by third parties, become subject to exclusivity arrangements that preclude further business with us, or be unable to meet our requirements or expectation due to their independent business decisions or force majeure events that could interrupt or impair their continued ability to perform as we expect.
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

Continues on next page
Lam Research Corporation 2019 10-K 19

We Face Risks Related to the Disruption of Our Primary Manufacturing Facilities
While we maintain business continuity plans, our manufacturing facilities are concentrated in a limited number of locations. These locations are subject to disruption for a variety of reasons, such as natural or man-made disasters, terrorist activities, disruptions of our information technology resources, utility interruptions, or other events beyond our control. Such disruptions may cause delays in shipping our products, which could result in the loss of business or customer trust, adversely affecting our business and operating results.
Once a Semiconductor Manufacturer Commits to Purchase a Competitor’s Semiconductor Manufacturing Equipment, the Manufacturer Typically Continues to Purchase That Competitor’s Equipment, Making It More Difficult for Us to Sell Our Equipment to That Customer
Semiconductor manufacturers must make a substantial investment to qualify and integrate wafer processing equipment into a semiconductor production line. We believe that once a semiconductor manufacturer selects a particular supplier’s processing equipment, the manufacturer generally relies upon that equipment for that specific production line application for an extended period of time, especially for customers that are more focused on tool reuse. Accordingly, we expect it to be more difficult to sell our products to a given customer for a product line application if that customer initially selects a competitor’s equipment for the same product line application.
We Face a Challenging and Complex Competitive Environment
We face significant competition from multiple competitors, and with increased consolidation efforts in our industry, as well as the emergence and strengthening of new, regional competitors, we may face increasing competitive pressures. Other companies continue to develop systems and/or acquire businesses and products that are competitive to ours and may introduce new products and product capabilities that may affect our ability to sell and support our existing products. We face a greater risk if our competitors enter into strategic relationships with leading semiconductor manufacturers covering products similar to those we sell or may develop, as this could adversely affect our ability to sell products to those manufacturers.
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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part II Item 7. Results of Operation of this 2019 Form 10-K, accounted for approximately 92%, 93%, and 92% of total revenue in fiscal years 2019, 2018, and 2017, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.

Continues on next page
Lam Research Corporation 2019 10-K 20

We are subject to various challenges related to international sales and the management of global operations including, but not limited to:

•	domestic and international trade policies, practices, relations, disputes and issues;

•	domestic and international tariffs, export controls and other barriers;

•	developing customers and/or suppliers, who may have limited access to capital resources.

•	global or national economic and political conditions;

•	changes in currency controls;

•	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;

•	our ability to respond to customer and foreign government demands for locally sourced systems, spare parts, and services and develop the necessary relationships with local suppliers;

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
There is inherent risk, based on the complex relationships among China, Japan, Korea, Taiwan, and the United States, that political, diplomatic and national security influences might lead to trade disputes, impacts and/or disruptions, in particular those affecting the semiconductor industry. This would adversely affect our business with China, Japan, Korea, and/or Taiwan and perhaps the entire Asia Pacific region or global economy. A significant trade dispute, impact and/or disruption in any area where we do business could have a materially adverse impact on our future revenue and profits. Tariffs, export controls, additional taxes, trade barriers or sanctions may increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial conditions. In addition, there are risks that foreign governments may, among other things, insist on the use of local suppliers; compel companies to partner with local companies to design and supply equipment on a local basis, requiring the transfer of intellectual property rights and/or local manufacturing; utilize their influence over their judicial systems to respond to intellectual property disputes or issues; and provide special incentives to government-backed local customers to buy from local competitors, even if their products are inferior to ours; all of which could adversely impact our revenues and margins. Certain international sales depend on our ability to obtain export licenses from the U.S. or foreign governments. Our failure or inability to obtain such licenses, or an expansion of the number or kinds of sales for which export licenses are required, could potentially limit our markets and impact our revenues. Many of the challenges noted above are applicable in China, which is a fast-developing market for the semiconductor equipment industry and therefore an area of anticipated growth for our business.
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

Continues on next page
Lam Research Corporation 2019 10-K 21

The magnitude of our overseas business also affects where our cash is generated. Certain uses of cash, such as share repurchases, payment of dividends, or the repayment of our notes, can usually only be made with onshore cash balances. Since the majority of our cash is generated outside of the United States, this may impact certain business decisions and outcomes.
Our Ability to Attract, Retain, and Motivate Key Employees Is Critical to Our Success
Our ability to compete successfully depends in large part on our ability to attract, retain, and motivate key employees with the appropriate skills, experiences and competencies. This is an ongoing challenge due to intense competition for top talent, fluctuations in industry or business economic conditions, as well as increasing geographic expansion, and these factors in combination may result in cycles of hiring activity and workforce reductions. Our success in hiring depends on a variety of factors, including the attractiveness of our compensation and benefit programs, global economic or political and industry conditions, our organizational structure, global competition for talent and the availability of qualified employees, the availability of career development opportunities, the ability to obtain necessary authorizations for workers to provide services outside their home countries, and our ability to offer a challenging and rewarding work environment. We periodically evaluate our overall compensation and benefit programs and make adjustments, as appropriate, to maintain or enhance their competitiveness. If we are not able to successfully attract, retain, and motivate key employees, we may be unable to capitalize on market opportunities and our operating results may be materially and adversely affected.
Certain Critical Information Systems, That We Rely on for the Operation of Our Business and Products That We Sell, Are Susceptible to Cybersecurity and Other Threats or Incidents
We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include but are not limited to, telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, (some of which may be integrated into the products that we sell or be required in order to provide the services that we offer), network communications, and email. These information systems may be owned and maintained by us, our outsourced providers, or third parties such as vendors, contractors, customers and Cloud providers. In addition, we make use of Software-As-A-Service (SAAS) products for certain important business functions that are provided by third parties and hosted on their own networks and servers, or third-party networks and servers, all of which rely on networks, email and/or the Internet for their function. All of these information systems are subject to disruption, breach or failure from various sources, including those using techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event, or that may continue undetected for an extended period of time. Those sources may include mistakes or unauthorized actions by our employees or contractors, phishing schemes and other third-party attacks, and degradation or loss of service or access to data due to viruses, malware, denial of service attacks, destructive or inadequate code, power failures, or physical damage to computers, hard drives, communication lines, or networking equipment.
We have experienced cyber threats and incidents in the past. Although past threats and incidents have not resulted in a material adverse effect, we may incur material losses related to cyber threats or incidents in the future. If we were subject to a cyber incident, it could have a material adverse effect on our business. Such adverse effects might include:

•	Loss of (or inability to access, e.g. through ransomware) confidential and/or sensitive information stored on these critical information systems or transmitted to or from those systems;

•	The disruption of the proper function of our products, services and/or operations;

•	The failure of our or our customers’ manufacturing processes;

•	Errors in the output of our work or our customers’ work;

•	The loss or public exposure of the personal information of our employees, customers or other parties;

•	The public release of customer orders, financial and business plans, and operational results;

•	Exposure to claims from third parties who are adversely impacted by such incidents;

•	Misappropriation or theft of our or a customer, supplier or other party's assets or resources, and costs associated therewith;

•	Diminution in the value of our investment in research, development and engineering; or

•	Our failure to meet, or violation of, regulatory or other legal obligations, such as the timely publication or filing of financial statements, tax information and other required communications.

Continues on next page
Lam Research Corporation 2019 10-K 22

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
Our Financial Results May Be Adversely Impacted by Higher than Expected Tax Rates or Exposure to Additional Tax Liabilities
We are subject to income, transaction, and other taxes in the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. The amount of taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. Our effective tax rate could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation allowance of deferred tax assets, in tax laws, by material audit assessments, or by changes in or expirations of agreements with tax authorities. These factors could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States.
A Failure to Comply with Environmental Regulations May Adversely Affect Our Operating Results
We are subject to a variety of domestic and international governmental regulations related to the handling, discharge, and disposal of toxic, volatile, or otherwise hazardous chemicals. Failure to comply with present or future environmental regulations could result in fines being imposed on us, require us to undertake remediation activities, suspend production, and/or cease operations, or cause our customers to not accept our products. These regulations could require us to alter our current operations, acquire significant additional equipment, incur substantial other expenses to comply with environmental regulations, or take other actions. Any failure to comply with regulations governing the use, handling, sale, transport, or disposal of hazardous substances could subject us to future liabilities that may adversely affect our operating results, financial condition, and ability to operate our business.
If We Choose to Acquire or Dispose of Businesses, Product Lines, and Technologies, We May Encounter Unforeseen Costs and Difficulties That Could Impair Our Financial Performance
An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, enhance our technological capabilities, or accomplish other strategic objectives. As a result, we may seek to make acquisitions of complementary companies, products, or technologies, or we may reduce or dispose of certain product lines or technologies that no longer fit our long-term strategies. For regulatory or other reasons, we may not be successful in our attempts to acquire or dispose of businesses, products, or technologies, resulting in significant financial costs, reduced or lost opportunities, and diversion of management’s attention. Managing an acquired business, disposing of product technologies, or reducing personnel entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention away from other business concerns, amortization of acquired intangible assets, adverse customer reaction to our decision to cease support for a product, and potential loss of key employees or customers of acquired or disposed operations. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel, or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, operating results, financial condition, and/or cash flows.
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

Continues on next page
Lam Research Corporation 2019 10-K 23

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
In addition, the stock market experiences significant price and volume fluctuations. Historically, we have witnessed significant volatility in the price of our Common Stock due in part to the price of and markets for semiconductors. These and other factors have adversely affected and may again adversely affect the price of our Common Stock, regardless of our actual operating performance. In the past, following volatile periods in the price of their stock, many companies became the object of securities class action litigation. If we are sued in a securities class action, we could incur substantial costs, and it could divert management’s attention and resources and have an unfavorable impact on our financial performance and the price for our Common Stock.
Intellectual Property, Indemnity, and Other Claims Against Us Can Be Costly and We Could Lose Significant Rights That Are Necessary to Our Continued Business and Profitability
Third parties may assert infringement, misappropriation, unfair competition, product liability, breach of contract, or other claims against us. From time to time, other persons send us notices alleging that our products infringe or misappropriate their patent or other intellectual property rights. In addition, law enforcement authorities may seek criminal charges relating to intellectual property or other issues. We also face risks of claims arising from commercial and other relationships. In addition, our bylaws and other indemnity obligations provide that we will indemnify officers and members of our Board of Directors against losses that they may incur in legal proceedings resulting from their service to us. From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers and suppliers, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. In such cases, it is our policy either to defend the claims or to negotiate licenses or other settlements on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses or reach agreement on other settlements on commercially reasonable terms, or at all, and any litigation resulting from these claims by other parties may materially and adversely affect our business and financial results, and we may be subject to substantial damage awards and penalties. Moreover, although we have insurance to protect us from certain claims and cover certain losses to our property, such insurance may not cover us for the full amount of any losses, or at all, and may be subject to substantial exclusions and deductibles.
We May Fail to Protect Our Critical Proprietary Technology Rights, Which Could Affect Our Business
Our success depends in part on our proprietary technology and our ability to protect key components of that technology through patents, copyrights, trade secrets and other forms of protection. Protecting our key proprietary technology helps us achieve our goals of developing technological expertise and new products and

Continues on next page
Lam Research Corporation 2019 10-K 24

systems that give us a competitive advantage; increasing market penetration and growth of our installed base; and providing comprehensive support and service to our customers. As part of our strategy to protect our technology, we currently hold a number of U.S. and foreign patents and pending patent applications, and we keep certain information, processes, and techniques confidential and/or as trade secrets. However, other parties may challenge or attempt to invalidate or circumvent any patents the U.S. or foreign governments issue to us; these governments may fail to issue patents for pending applications; or we may lose trade secret protection over valuable information due to our or third parties’ intentional or unintentional actions or omissions or even those of our own employees. Additionally, intellectual property litigation can be expensive and time-consuming and even when patents are issued, or trade secret processes are followed, the legal systems in certain of the countries in which we do business might not enforce patents and other intellectual property rights as rigorously or effectively as the United States or may favor local entities in their intellectual property enforcement. The rights granted or anticipated under any of our patents, pending patent applications, or trade secrets may be narrower than we expect or, in fact, provide no competitive advantages. Moreover, because we selectively file for patent protection in different jurisdictions, we may not have adequate protection in all jurisdictions based on such filing decisions. Any of these circumstances could have a material adverse impact on our business.
We Are Exposed to Various Risks from Our Regulatory Environment
We are subject to various risks related to (1) new, different, inconsistent, or even conflicting laws, rules, and regulations that may be enacted by legislative or executive bodies and/or regulatory agencies in the countries that we operate; (2) disagreements or disputes related to international trade; and (3) the interpretation and application of laws, rules, and regulations. As a public company with global operations, we are subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to export controls, financial and other disclosures, corporate governance, privacy, anti-corruption, such as the Foreign Corrupt Practices Act and other local laws prohibiting corrupt payments to governmental officials, conflict minerals or other social responsibility legislation, immigration or travel regulations, and antitrust regulations, among others. Each of these laws, rules, and regulations imposes costs on our business, including financial costs and potential diversion of our management’s attention associated with compliance, and may present risks to our business, including potential fines, restrictions on our actions, and reputational damage if we are unable to fully comply.
To maintain high standards of corporate governance and public disclosure, we intend to invest appropriate resources to comply with evolving standards. Changes in or ambiguous interpretations of laws, regulations, and standards may create uncertainty regarding compliance matters. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, increased selling, general, and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If we are found by a court or regulatory agency not to be in compliance with the laws and regulations, our business, financial condition, and/or results of operations could be adversely affected.
There Can Be No Assurance That We Will Continue to Declare Cash Dividends or Repurchase Our Shares at All or in Any Particular Amounts
Our Board of Directors has declared quarterly dividends since April 2014. Our intent to continue to pay quarterly dividends and to repurchase our shares is subject to capital availability and periodic determinations by our Board of Directors that cash dividends and share repurchases are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends or the repurchasing of shares by us. Future dividends and share repurchases may also be affected by, among other factors, our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; changes in federal, state, and international tax laws or corporate laws; contractual restrictions, such as financial or operating covenants in our debt arrangements; availability of onshore cash flow; and changes to our business model. Our dividend payments and share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. A reduction or suspension in our dividend payments or share repurchases could have a negative effect on the price of our Common Stock.

Item 1B.	Unresolved Staff Comments
None.

Continues on next page
Lam Research Corporation 2019 10-K 25

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
Not applicable.

Continues on next page
Lam Research Corporation 2019 10-K 26

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Information
Our Common Stock is traded on the Nasdaq Global Select MarketSM under the symbol “LRCX.” As of August 15, 2019, we had 401 stockholders of record.
Dividends
Our Board of Directors has declared quarterly dividends since April 2014. Our intent to continue to pay quarterly dividends is subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. During fiscal year 2019, our quarterly dividend was $1.10 per share.
Repurchase of Company Shares
In November 2018, the Board of Directors authorized management to repurchase up to an additional $5.0 billion of Common Stock on such terms and conditions as it deems appropriate. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time. Funding for this share repurchase program may be through a combination of cash on hand, cash generation, and borrowings. As of June 30, 2019, we have purchased approximately $2.0 billion of shares under this authorization, $0.5 billion via open market trading and $1.5 billion utilizing accelerated share repurchase arrangements.
Accelerated Share Repurchase Agreements
On June 4, 2019, we entered into four separate accelerated share repurchase agreements (collectively, the "June 2019 ASR") with two financial institutions to repurchase a total of $750 million of Common Stock. We took an initial delivery of approximately 3.1 million shares, which represented 75% of the prepayment amount divided by our closing stock price on June 4, 2019. The total number of shares received under the June 2019 ASR will be based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the June 2019 ASR is anticipated to occur no later than November 20, 2019.
On January 31, 2019, we entered into two separate accelerated share repurchase agreements (collectively, the "January 2019 ASR") with two financial institutions to repurchase a total of $760 million of Common Stock. We took an initial delivery of approximately 3.3 million shares, which represented 75% of the prepayment amount divided by our closing stock price on January 30, 2019. The total number of shares received under the January 2019 ASR was based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the agreements occurred during May 2019, resulted in the receipt of approximately 0.8 million additional shares, which yielded a weighted-average share price of approximately $182.32 for the transaction period.

Continues on next page
Lam Research Corporation 2019 10-K 27

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 24, 2018				$1,733,638
Quarter ended September 23, 2018	7,821	$183.46	7,807	108
Board authorization, $5.0 billion, November 2018				5,000,000
Quarter ended December 23, 2018	1,693	$145.30	1,683	5,000,000
Quarter ended March 31, 2019	6,125	$172.06	5,702	4,138,494
April 1, 2019 - April 28, 2019	3	$193.52	—	4,138,494
April 29, 2019 - May 26, 2019	1,147	$190.89	1,143	3,920,258
May 27, 2019 - June 30, 2019	4,728	$176.68	4,724	3,033,500
Total	21,517	$181.72	21,059	$3,033,500

(1)
During the fiscal year ended June 30, 2019, we acquired 0.5 million shares at a total cost of $80.5 million which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.

(2)	Average price paid per share excludes effect of accelerated share repurchases, see additional disclosure above regarding our accelerated share repurchase activity during the fiscal year.

Continues on next page
Lam Research Corporation 2019 10-K 28

Cumulative Five-Year Return
The graph below compares Lam Research Corporation’s cumulative five-year total shareholder return on Common Stock with the cumulative total returns of the Nasdaq Composite index, the Standard & Poor’s (“S&P”) 500 index, and the Philadelphia Semiconductor Sector Index. The graph tracks the performance of a $100 investment in our Common Stock and in each of the indices (with the reinvestment of all dividends) for the five years ended June 30, 2019.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Lam Research Corporation, the Nasdaq Composite Index, the S&P 500 Index, and the Philadelphia Semiconductor Index
*$100 invested on June 29, 2014 in stock or June 30, 2014 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.
Copyright © 2019 Standard & Poor’s, a division of S&P Global. All rights reserved.

Continues on next page
Lam Research Corporation 2019 10-K 29

	June 29, 2014	June 28, 2015	June 26, 2016	June 25, 2017	June 24, 2018	June 30, 2019
Lam Research Corporation	100.00	125.08	126.17	236.07	275.33	303.92
Nasdaq Composite Index	100.00	114.44	112.51	144.35	178.42	192.30
S&P 500 Index	100.00	107.42	111.71	131.70	150.64	166.33
Philadelphia Semiconductor Sector Index	100.00	108.97	113.07	172.12	222.22	251.80

Item 6.	Selected Financial Data

	Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017	June 26, 2016		June 28, 2015
	(in thousands, except per share data)
OPERATIONS:
Revenue	$9,653,559	$11,076,998	$8,013,620	$5,885,893		$5,259,312
Gross margin	4,358,459	5,165,032	3,603,359	2,618,922		2,284,336
Goodwill impairment (1)	—	—	—	—		79,444
Operating income	2,464,732	3,213,299	1,902,132	1,074,256		788,039
Net income	2,191,430	2,380,681	1,697,763	914,049		655,577
Net income per share:
Basic	$14.37	$14.73	$10.47	$5.75		$4.11
Diluted	$13.70	$13.17	$9.24	$5.22		$3.70
Cash dividends declared per common share	$4.40	$2.55	$1.65	$1.20		$0.84
BALANCE SHEET:
Working capital	$6,188,759	$5,999,603	$6,192,383	$6,795,109		$3,639,488
Total assets	12,001,333	12,479,478	12,122,765	12,264,315	(2)	9,358,904	(2)
Long-term obligations, less current portion	4,906,379	2,749,127	2,185,338	3,744,205	(2)	1,386,536	(2)
Current portion of long-term debt and capital leases	667,131	610,030	908,439	947,733	(2)	1,355,705	(2)

(1)	Goodwill impairment analysis during fiscal year 2015 resulted in a non-cash impairment charge to our Clean reporting unit, extinguishing the goodwill ascribed to the reporting unit.

(2)	Adjusted for effects of retrospective implementation of ASU 2015-3 in the first quarter of fiscal 2017.

Continues on next page
Lam Research Corporation 2019 10-K 30

	Three Months Ended (1)
	June 30, 2019	March 31, 2019	December 23, 2018	September 23, 2018
	unaudited (in thousands, except per share data)
QUARTERLY FISCAL YEAR 2019:
Revenue	$2,361,147	$2,439,048	$2,522,673	$2,330,691
Gross margin	1,080,891	1,074,337	1,145,033	1,058,198
Operating income	617,085	565,517	690,379	591,751
Net income	541,825	547,390	568,855	533,360
Net income per share
Basic	$3.66	$3.62	$3.67	$3.43
Diluted	$3.51	$3.47	$3.51	$3.23
Number of shares used in per share calculations:
Basic	148,131	151,201	155,022	155,658
Diluted	154,474	157,849	162,170	165,327

	Three Months Ended (1)
	June 24, 2018		March 25, 2018	December 24, 2017		September 24, 2017
	unaudited (in thousands, except per share data)
QUARTERLY FISCAL YEAR 2018:
Revenue	$3,125,928		$2,892,115	$2,580,815		$2,478,140
Gross margin	1,479,408		1,330,714	1,205,567		1,149,343
Operating income	955,195		827,511	737,371		693,222
Net income (loss)	1,021,146	(2)	778,800	(9,955)	(2)	590,690
Net income (loss) per share
Basic	$6.35		$4.80	$(0.06)	(2)	$3.64
Diluted	$5.82		$4.33	$(0.06)	(2)	$3.21
Number of shares used in per share calculations:
Basic	160,916		162,378	161,135		162,141
Diluted	175,432		179,779	161,135		183,880

(1)
Our reporting period is a 52/53-week fiscal year. The fiscal years ended June 30, 2019, and June 24, 2018, included 53 and 52 weeks, respectively. All quarters presented above included 13 weeks, except for the quarter ended March 31, 2019, which includes 14 weeks.

(2)
The comparability of our quarter ended December 24, 2017 was affected by a $757 million provisional charge associated with the December 2017 U.S. tax reform. During the quarter ended June 24, 2018, $116 million of this provisional charge was reversed.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties, and changes in condition, significance, value, and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this 2019 Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this 2019 Form 10-K.)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a description of our results of operations and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this 2019 Form 10-K. MD&A consists of the following sections:
Executive Summary provides a summary of the key highlights of our results of operations and our management’s assessment of material trends and uncertainties relevant to our business.

Continues on next page
Lam Research Corporation 2019 10-K 31

Results of Operations provides an analysis of operating results.
Critical Accounting Policies and Estimates discusses accounting policies that reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Liquidity and Capital Resources provides an analysis of cash flows, contractual obligations, and financial position.
Executive Summary
Lam Research Corporation is a global supplier of innovative wafer fabrication equipment and services to the semiconductor industry. We have built a strong global presence with core competencies in areas like nanoscale applications enablement, chemistry, plasma and fluidics, advanced systems engineering and a broad range of operational disciplines. Our products and services are designed to help our customers build smaller, faster, and better performing devices that are used in a variety of electronic products, including mobile phones, personal computers, servers, wearables, automotive vehicles, and data storage devices.
Our customer base includes leading semiconductor memory, foundry, and integrated device manufacturers that make products such as NVM, DRAM, and logic devices. We aim to increase our strategic relevance with our customers by contributing more to their continued success. Our core technical competency is integrating hardware, process, materials, software, and process control enabling results on the wafer.
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
Despite recent semiconductor capital investment volatility, over the longer term, we believe that technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will lead to an increase in our served addressable market for our products and services in deposition, etch, and clean. While there could be continued variability in the near-term, we believe that demand for our products and services will increase faster than overall spending on wafer fabrication equipment, as the proportion of customers’ capital expenditures rises in these technology inflection areas, and as we gain market share.

Continues on next page
Lam Research Corporation 2019 10-K 32

The following table summarizes certain key financial information for the periods indicated below:

	Year Ended			Change
	June 30, 2019	June 24, 2018	June 25, 2017	FY19 vs. FY18		FY18 vs. FY17

	(in thousands, except per share data and percentages)
Revenue	$9,653,559	$11,076,998	$8,013,620	$(1,423,439)	(12.9)%	$3,063,378	38.2%
Gross margin	$4,358,459	$5,165,032	$3,603,359	$(806,573)	(15.6)%	$1,561,673	43.3%
Gross margin as a percent of total revenue	45.1%	46.6%	45.0%	(1.5)%		1.6%
Total operating expenses	$1,893,727	$1,951,733	$1,701,227	$(58,006)	(3.0)%	$250,506	14.7%
Net income	$2,191,430	$2,380,681	$1,697,763	$(189,251)	(7.9)%	$682,918	40.2%
Net income per diluted share	$13.70	$13.17	$9.24	$0.53	4.0%	$3.93	42.5%
Fiscal year 2019 revenue decreased 13% compared to fiscal year 2018, reflecting lower customer demand for semiconductor equipment. Gross margin as a percentage of revenue decreased primarily due to lower factory utilization. The decrease in operating expenses in fiscal year 2019 compared to fiscal year 2018 was mainly driven by lower employee-related costs and amortization related to intangibles acquired through business combinations, partially offset by restructuring charges.
Fiscal year 2018 revenue increased 38% compared to fiscal year 2017, reflecting an increase in technology and capacity investments by our customers. Gross margin as a percentage of revenue improved primarily due to favorable margin mix and higher revenue. Operating expenses in fiscal year 2018 increased as compared to fiscal year 2017 primarily as a result of higher employee headcount and increased investment in research and development.
Our cash and cash equivalents, investments, and restricted cash and investments balances totaled approximately $5.7 billion as of June 30, 2019, compared to $5.2 billion as of June 24, 2018. Cash flow provided from operating activities was $3.2 billion for fiscal year 2019 compared to $2.7 billion for fiscal year 2018. Cash flow provided from operating activities in fiscal year 2019 was primarily used for $3.8 billion in treasury stock purchases, $678 million in dividends paid to our stockholders, and $303 million of capital expenditures. These cash outflows were partially offset by $2.0 billion of net proceeds from issuance of debt and $85 million of treasury stock reissuance and Common Stock issuance resulting from our employee equity-based compensation programs.

Continues on next page
Lam Research Corporation 2019 10-K 33

Results of Operations
Revenue

	Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Revenue (in millions)	$9,654	$11,077	$8,014
Korea	23%	35%	31%
China	22%	16%	13%
Japan	20%	17%	13%
Taiwan	17%	13%	26%
United States	8%	7%	8%
Southeast Asia	6%	7%	5%
Europe	4%	5%	4%
Revenue decreased in fiscal year 2019 compared to fiscal year 2018, but increased compared to fiscal year 2017, primarily as a result of the volatility of semiconductor capital investments by our customers. The overall Asia region continued to account for a majority of our revenues as a substantial amount of the worldwide capacity investments for semiconductor manufacturing continued to occur in this region.
Our deferred revenue balance was $449 million as of June 30, 2019, compared to $994 million as of June 24, 2018. The deferred revenue at the end of June 2019 is recognized under Accounting Standard Codification (“ASC”) 606, while the same values as of June 2018 are recognized under ASC 605, which contributes to the change in value period over period. Our deferred revenue balance does not include shipments to customers in Japan, to whom title does not transfer until customer acceptance. Shipments to customers in Japan are classified as inventory at cost until the time of customer acceptance. The anticipated future revenue value from shipments to customers in Japan was approximately $78 million as of June 30, 2019, compared to $607 million as of June 24, 2018.
The percentage of total Lam semiconductor systems revenue to each of the markets we serve was as follows for fiscal year 2019:

Year Ended
June 30, 2019
Memory	70%
Foundry	20%
Logic/integrated device manufacturing	10%
Gross Margin

	Year Ended			Change
	June 30, 2019	June 24, 2018	June 25, 2017	FY19 vs. FY18		FY18 vs. FY17

	(in thousands, except percentages)
Gross margin	$4,358,459	$5,165,032	$3,603,359	$(806,573)	(15.6)%	$1,561,673	43.3%
Percent of revenue	45.1%	46.6%	45.0%	(1.5)%		1.6%
The decrease in gross margin as a percentage of revenue for fiscal year 2019 compared to fiscal year 2018 was primarily due to lower factory utilization.
The increase in gross margin as a percentage of revenue for fiscal year 2018 compared to fiscal year 2017 was primarily due to favorable margin mix and higher revenue.

Continues on next page
Lam Research Corporation 2019 10-K 34

Research and Development

	Year Ended			Change
	June 30, 2019	June 24, 2018	June 25, 2017	FY19 vs. FY18		FY18 vs. FY17

	(in thousands, except percentages)
Research & development	$1,191,320	$1,189,514	$1,033,742	$1,806	0.2%	$155,772	15.1%
Percent of revenue	12.3%	10.7%	12.9%	1.6%		(2.2)%
We continued to make significant R&D investments focused on leading-edge deposition, etch, clean, and other semiconductor manufacturing processes. R&D expense during fiscal year 2019 increased slightly compared to fiscal year 2018.
The increase in R&D expense during fiscal year 2018 compared to fiscal year 2017 was primarily due to an $88 million increase in employee compensation and benefits related to increased headcount, a $24 million increase in supplies, and a $23 million increase in outside services and miscellaneous expenses.
Selling, General, and Administrative

	Year Ended			Change
	June 30, 2019	June 24, 2018	June 25, 2017	FY19 vs. FY18		FY18 vs. FY17

	(in thousands, except percentages)
Selling, general, and administrative ("SG&A")	$702,407	$762,219	$667,485	$(59,812)	(7.8)%	$94,734	14.2%
Percent of revenue	7.3%	6.9%	8.3%	0.4%		(1.4)%
The decrease in SG&A expense during fiscal year 2019 compared to fiscal year 2018 was primarily due to a $65 million decrease in employee variable compensation and a $17 million decrease in amortization related to intangibles acquired through business combinations, partially offset by an increase of $10 million in depreciation and $8 million in restructuring charges.
The increase in SG&A expense during fiscal year 2018 compared to fiscal year 2017 was primarily due to a $44 million increase in employee compensation and benefits from increased headcount, a $28 million increase in outside services, and a $15 million increase in rent, utilities and repairs.

Continues on next page
Lam Research Corporation 2019 10-K 35

Other Expense, Net
Other expense, net, consisted of the following:

	Year Ended			Change
	June 30, 2019	June 24, 2018	June 25, 2017	FY19 vs. FY18		FY18 vs. FY17

	(in thousands, except percentages)
Interest income	$98,771	$85,813	$57,858	$12,958	15.1%	$27,955	48.3%
Interest expense	(117,263)	(97,387)	(117,734)	$(19,876)	20.4%	$20,347	(17.3)%
Gains on deferred compensation plan related assets, net	10,464	14,692	17,880	$(4,228)	(28.8)%	$(3,188)	(17.8)%
Loss on impairment of investments	—	(42,456)	—	$42,456	(100.0)%	$(42,456)	100.0%
Gains (losses) on extinguishment of debt, net	118	542	(36,252)	$(424)	(78.2)%	$36,794	(101.5)%
Foreign exchange gains (losses), net	826	(3,382)	(569)	$4,208	(124.4)%	$(2,813)	494.4%
Other, net	(11,077)	(19,332)	(11,642)	$8,255	(42.7)%	$(7,690)	66.1%
	$(18,161)	$(61,510)	$(90,459)	$43,349	(70.5)%	$28,949	(32.0)%
Interest income increased in fiscal year 2019 compared to fiscal years 2018 and 2017 primarily as a result of higher yield. Interest expense in the year ended June 30, 2019, increased compared to the year ended June 24, 2018, primarily due to issuance of $2.5 billion of senior notes. The decrease in interest expense during fiscal year 2018 compared to fiscal year 2017 was primarily due to the conversions of 2018 and 2041 Convertible Notes as well as the retirement of the 2018 Convertible Notes in May 2018.
The gain on deferred compensation plan related assets in fiscal years 2019, 2018 and 2017 was driven by an improvement in the fair market value of the underlying funds.
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
Income Tax Expense
As discussed in Note 7, “Income Taxes,” to our Consolidated Financial Statements in Part II, Item 8 of this 2019 Form 10-K, the “Tax Cuts & Jobs Act” (hereafter referred to as “U.S. tax reform”) was signed into law on December 22, 2017 and was effective starting in our quarter ended December 24, 2017. U.S. tax reform reduced the U.S. federal statutory tax rate from 35% to 21%, assessed a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. The impact on income taxes due to a change in legislation is required under the authoritative guidance of Accounting Standards Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted. In conjunction, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which allowed for the recording of provisional amounts related to U.S. tax reform and subsequent adjustments related to U.S. tax reform during an up to one-year measurement period that is similar to the measurement period used when accounting for business combinations. We recorded what we believed to be reasonable estimates during the SAB 118 measurement period. During the December 2018 quarter, we finalized the accounting of the income tax effects of U.S. tax reform. Although the SAB 118 measurement period has ended, there may be some aspects of U.S. tax reform that remain subject to future regulations and/or notices which may further clarify certain provisions of U.S.

Continues on next page
Lam Research Corporation 2019 10-K 36

tax reform. We may need to adjust our previously recorded amounts to reflect the recognition and measurement of our tax accounting positions in accordance with ASC 740; such adjustments could be material.
The below discussion around the provision for income taxes and effective tax rate are significantly impacted by U.S. tax reform.
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Year Ended			Change
	June 30, 2019	June 24, 2018	June 25, 2017	FY19 vs. FY18		FY18 vs. FY17

	(in thousands, except percentages)
Income tax expense	$255,141	$771,108	$113,910	$(515,967)	(66.9)%	$657,198	576.9%
Effective tax rate	10.4%	24.5%	6.3%	(14.1)%		18.2%

The decrease in the effective tax rate in fiscal year 2019 as compared to fiscal year 2018 was primarily due to the impact of U.S. tax reform and its mandated one-time transition tax on accumulated unrepatriated foreign earnings in fiscal year 2018.

The increase in the effective tax rate in fiscal year 2018 as compared to fiscal year 2017 was primarily due to the impact of U.S. tax reform and its mandated one-time transition tax on accumulated unrepatriated foreign earnings.

In July 2015, the U.S. Tax Court issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the Internal Revenue Service (“IRS”). The litigation related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the U.S. Tax Court accepted Altera’s position of excluding stock-based compensation from its intercompany cost-sharing arrangement. In June 2019, the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”), through a three-judge panel, reversed the 2015 decision of the U.S. Tax Court. Altera has petitioned the Ninth Circuit for an en banc rehearing of a larger panel of eleven Ninth Circuit judges. We will continue to monitor and evaluate the potential impact of this litigation on our fiscal year 2020 Consolidated Financial Statements. The estimated potential impact is in the range of $75 million, which may result in a decrease in deferred tax assets and an increase in tax expense.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States. Due to the Global Intangible Low-Taxed Income (“GILTI”) provision described in Note 7 - Income Taxes, international pre-tax income is taxable in the United States at a lower effective tax rate than the federal statutory tax rate. Please refer to Note 7 of our Consolidated Financial Statements in Part II, Item 8 of this 2019 Form 10-K.
Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Our gross deferred tax assets were $471 million and $437 million at the end of fiscal years 2019 and 2018, respectively. These gross deferred tax assets were offset by gross deferred tax liabilities of $160 million and $169 million at the end of fiscal years 2019 and 2018, respectively, and a valuation allowance of $227 million and $200 million at the end of fiscal years 2019 and 2018, respectively. The increase in the gross deferred tax assets and valuation allowance between fiscal year 2019 and 2018 is primarily due to increases in tax carryforwards.
As of our fiscal year ended June 30, 2019, we continue to record a valuation allowance to offset the entire California deferred tax asset balance due to the single sales factor apportionment resulting in lower taxable income in California. The valuation allowances were $227 million and $200 million at the end of fiscal years 2019 and 2018, respectively.

We evaluate if the deferred tax assets are realizable on a quarterly basis and will continue to assess the need for changes in valuation allowances, if any.

Continues on next page
Lam Research Corporation 2019 10-K 37

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
We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements regarding the critical accounting estimates indicated above. See Note 2, “Summary of Significant Accounting Policies,” of our Consolidated Financial Statements in Part II, Item 8 of this 2019 Form 10-K for additional information regarding our accounting policies.
Revenue Recognition: On June 25, 2018, we adopted FASB ASU No. 2014-09 (ASC 606) - Revenue From Contracts with Customers which provides guidance for revenue recognition that superseded the revenue recognition requirements in ASC 605, Revenue Recognition and most industry specific guidance.
We recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services by following a five-step process, (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue when or as we satisfy a performance obligation, as further described below.
Identify the contract with a customer. We generally consider documentation of terms with an approved purchase order as a customer contract, provided that collection is considered probable, which is assessed based on the creditworthiness of the customer as determined by credit checks, payment histories, and/or other circumstances.
Identify the performance obligations in the contract. Performance obligations include sales of systems, spare parts, and services. In addition, our customer contracts contain provisions for installation and training services which have been deemed immaterial in the context of the contract.
Determine the transaction price. The transaction price for our contracts with customers consists of both fixed and variable consideration provided it is probable that a significant reversal of revenue will not occur when the uncertainty related to variable consideration is resolved. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes estimates for discounts and credits for future usage which are based on contractual terms outlined in volume purchase agreements and other factors known at the time. We generally invoice customers at shipment and for professional services either as provided or upon meeting certain milestones. Customer invoices are generally due within 30 to 90 days after issuance.

Continues on next page
Lam Research Corporation 2019 10-K 38

Our contracts with customers typically do not include significant financing components as the period between the transfer of performance obligations and timing of payment are generally within one year.
Allocate the transaction price to the performance obligations in the contract. For contracts that contain multiple performance obligations, we allocate the transaction price to the performance obligations on a relative standalone selling price basis. Standalone selling prices are based on multiple factors including, but not limited to historical discounting trends for products and services and pricing practices in different geographies.
Recognize revenue when or as we satisfy a performance obligation. Revenue for systems and spares are recognized at a point in time, which is generally upon shipment or delivery. Revenue from services is recognized over time as services are completed or ratably over the contractual period of generally one year or less.
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

Continues on next page
Lam Research Corporation 2019 10-K 39

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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 3, “Recent Accounting Pronouncements,” of our Consolidated Financial Statements, included in Part II, Item 8 of this 2019 Form 10-K.
Liquidity and Capital Resources
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $5.7 billion at the end of fiscal year 2019 compared to $5.2 billion at the end of fiscal year 2018. This increase was primarily due to cash provided by operating activities and the issuance of $2.5 billion of senior notes, partially offset by Common Stock repurchases in connection with our stock repurchase program and dividends paid.

Continues on next page
Lam Research Corporation 2019 10-K 40

Cash Flow from Operating Activities
Net cash provided by operating activities of $3.2 billion during fiscal year 2019 consisted of (in millions):

Net income	$2,191
Non-cash charges:
Depreciation and amortization	309
Equity-based compensation expense	187
Deferred income taxes	(5)
Amortization of note discounts and issuance costs	7
Changes in operating asset and liability accounts	492
Other	(5)
$3,176
Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: decreases in accounts receivable of $732 million and inventories of $281 million; partially offset by uses of cash: decreases in accrued expenses and other liabilities of $195 million, deferred profit of $178 million, accounts payable of $131 million, and prepaid assets of $18 million.
Cash Flow from Investing Activities
Net cash used by investing activities during fiscal year 2019 was $1.6 billion, primarily consisting of net purchases of available-for-sale securities of $1.3 billion, along with capital expenditures of $303 million.
Cash Flow from Financing Activities
Net cash used by financing activities during fiscal year 2019 was $2.4 billion, primarily consisting of $3.8 billion in Common Stock repurchases, $678 million of dividends paid, $2.0 billion of net proceeds from issuance of debt, and $85 million of stock issuance and treasury stock reissuances associated with our employee stock-based compensation plans.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of June 30, 2019, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
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
Lam Research Corporation 2019 10-K 41

Off-Balance Sheet Arrangements and Contractual Obligations
We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations that are recorded on our balance sheet in accordance with GAAP include our long-term debt which is outlined in the following table. Our off-balance sheet arrangements are presented as operating leases and purchase obligations in the table. Our contractual obligations and commitments as of June 30, 2019, relating to these agreements and our guarantees are included in the following table based on their contractual maturity date.
The amounts in the table below exclude $373 million of liabilities related to uncertain tax benefits as we are unable to reasonably estimate the ultimate amount or time of settlement. See Note 7 of our Consolidated Financial Statements in Part II, Item 8 of this 2019 Form 10-K for further discussion. The amounts in the table below also exclude $10 million associated with funding commitments related to non-marketable equity investments as we are unable to make a reasonable estimate regarding the timing of capital calls.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	$98,389	$37,427	$36,581	$12,556	$11,825
Capital leases (1)	50,049	7,729	17,422	10,097	14,801
Purchase obligations	424,561	345,498	28,946	13,442	36,675
Long-term debt and interest expense (2)	6,468,517	660,840	1,079,096	257,630	4,470,951
One-time transition tax on accumulated unrepatriated foreign earnings (3)	798,892	69,469	138,938	199,723	390,762
Other long-term liabilities (4)	190,821	4,785	13,692	7,802	164,542
Total	$8,031,229	$1,125,748	$1,314,675	$501,250	$5,089,556

(1)
Excludes $26.5 million associated with our build-to-suit lease arrangements that are classified as capital leases in the Consolidated Balance Sheets in Part II, Item 8 of this 2019 Form 10-K for which cash payment is not anticipated.

(2)
The conversion period for the 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes”) was open as of June 30, 2019, and as such the net carrying value of the 2041 Notes is included within current liabilities on our Consolidated Balance Sheet. The principal balances of the 2041 Notes are reflected in the payment period in the table above based on the contractual maturity assuming no conversion. See Note 14 of our Consolidated Financial Statements in Part II, Item 8 of this 2019 Form 10-K for additional information concerning the 2041 Notes and associated conversion features.

(3)	We may choose to apply existing tax credits, thereby reducing the actual cash payment.

(4)
Certain tax-related liabilities and post-retirement benefits classified as other non-current liabilities on the Consolidated Balance Sheet are included in the “More than 5 Years” category due to the uncertainty in the timing and amount of future payments. Additionally, the balance excludes contractual obligations recorded in our Consolidated Balance Sheet as current liabilities.

Operating Leases
We lease most of our administrative, R&D, and manufacturing facilities; regional sales/service offices; and certain equipment under non-cancelable operating leases. Certain of our facility leases for buildings located in Fremont and Livermore, California; Tualatin, Oregon; and certain other facility leases provide us with an option to extend the leases for additional periods or to purchase the facilities. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation. In addition to amounts included in the table above, we have guaranteed residual values for certain of our Fremont and Livermore facility leases of up to $250 million. See Note 16 to our Consolidated Financial Statements in Part II, Item 8 of this 2019 Form 10-K for further discussion.
Capital Leases
Capital leases reflect building and office equipment lease obligations. The amounts in the table above include the interest portion of payment obligations.

Continues on next page
Lam Research Corporation 2019 10-K 42

Purchase Obligations
Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. The contractual cash obligations and commitments table presented above contains our minimum obligations at June 30, 2019, under these arrangements and others. For obligations with cancellation provisions, the amounts included in the preceding table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided.
Income Taxes
During the December 2017 quarter, a one-time transition tax on accumulated unrepatriated foreign earnings, estimated at $991 million, was recognized associated with the December 2017 U.S. tax reform. In accordance with SAB 118, we finalized the amount of the transition tax during the period ended December 23, 2018. The final amount is $868.4 million. The Company elected to pay the one-time transition tax over a period of eight years with 8% of the transition tax to be paid each September 15 for years 2018 through 2022, and 15%, 20%, and 25%, respectively, to be paid each September 15 for years 2023 through 2025.
Long-Term Debt
In June 2012, with the acquisition of Novellus, we assumed $700 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041. We pay cash interest on the 2041 Notes at an annual rate of 2.625%, on a semi-annual basis. The 2041 Notes may be converted, under certain circumstances, into our Common Stock.
During the quarter-ended June 30, 2019, the market value of our Common Stock was greater than or equal to 130% of the 2041 Notes conversion prices for 20 or more trading days of the 30 consecutive trading days preceding the quarter end. As a result, the 2041 Notes are convertible at the option of the holder and are classified as current liabilities in our Consolidated Balance Sheets for fiscal year 2019.
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
We may redeem the 2020, 2021, 2025, 2026, 2029 and 2049 Notes (collectively the “Senior Notes”) at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect to the Senior Notes and accrued and unpaid interest before February 15, 2020, for the 2020 Notes, before May 15, 2021 for the 2021 Notes, before December 15, 2024 for the 2025 Notes, before January 15, 2026 for the 2026 Notes, before December 15, 2028 for the 2029 Notes, and before September 15, 2048 for the 2049 Notes. We may redeem the Senior Notes at par, plus accrued and unpaid interest at any time on or after February 15, 2020, for the 2020 Notes, on or after May 15, 2021 for the 2021 Notes, on or after December 24, 2024, for the 2025 Notes, on or after January 15, 2026 for the 2026 Notes, on or after December 15, 2028 for the 2029 Notes, and on or after September 15, 2048 for the 2049 Notes. In addition, upon the occurrence of certain events, as described in the indenture, we will be required to make an

Continues on next page
Lam Research Corporation 2019 10-K 43

offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the respective note, plus accrued and unpaid interest.
During fiscal year 2019, 2018, and 2017, we made $117 million, $753 million, and $1.7 billion, respectively, in principal payments on long-term debt and capital leases.
Revolving Credit Arrangements
On March 12, 2014, the Company established an unsecured Credit Agreement. This agreement was amended on November 10, 2015 (the “Amended and Restated Credit Agreement”), October 13, 2017 (the “2nd Amendment”), and February 25, 2019 (the “3rd Amendment”). Under the Amended and Restated Credit Agreement (as amended by the 2nd and 3rd Amendment), the Company has a revolving credit facility of $1.25 billion with a syndicate of lenders with an expansion option that will allow the Company, subject to certain requirements, to request an increase in the facility of up to an additional $600 million, for a potential total commitment of $1.85 billion. The facility matures on October 13, 2022.
Interest on amounts borrowed under the credit facility is, at our option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month London Interbank Offered Rate (“LIBOR”) plus 1.0%, plus a spread of 0.0% to 0.5%, or (2) LIBOR multiplied by the statutory reserve rate, plus a spread of 0.9% to 1.5%, in each case as the applicable spread is determined based on the rating of our non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, we will pay the lenders a quarterly commitment fee that varies based on our credit rating. The Amended Credit Agreement contains affirmative covenants, negative covenants, financial covenants, and events of default. As of June 30, 2019, we had no borrowings outstanding under the Amended Credit Agreement and were in compliance with all financial covenants.
Commercial Paper Program
On November 13, 2017, we established a commercial paper program (the “CP Program”) under which we may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $1.25 billion. Individual maturities may vary, but cannot not exceed 397 days from the date of issue. The net proceeds from the CP Program will be used for general corporate purposes, including repurchases of our Common Stock from time to time under our stock repurchase program. If at any time, funds are not available under favorable terms under the CP Program, we may utilize the Amended Credit Agreement for funding. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by our Revolving Credit Arrangement. As of June 30, 2019, we had no outstanding borrowings under the CP Program.
Other Guarantees
We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts that may limit our exposure to such indemnifications. As of June 30, 2019, we had not recorded any liability on our Consolidated Financial Statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that we will pay any material amounts under these guarantees.
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
We provide guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 30, 2019, the maximum potential amount of future payments that we could be required to make under these arrangements and letters of credit was $43 million. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.

Continues on next page
Lam Research Corporation 2019 10-K 44

We have entered into indemnification agreements with our officers and directors, consistent with our Bylaws and Certificate of Incorporation; and under local law, we may be required to provide indemnification to our employees for actions within the scope of their employment. Although we maintain insurance contracts that cover some of the potential liability associated with these indemnification agreements, there is no guarantee that all such liabilities will be covered. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under such indemnification agreements or statutory obligations.

Continues on next page
Lam Research Corporation 2019 10-K 45

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Investments
We maintain an investment portfolio of various holdings, types, and maturities. As of June 30, 2019, our mutual funds are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Any material differences between the cost and fair value of trading securities is recognized as “Other income (expense)” in our Consolidated Statement of Operations. All of our other investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.
Interest Rate Risk
Fixed-Income Securities
Our investments in various interest-earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed-income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target a capital preservation-focused investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. The following table presents the hypothetical fair values of fixed-income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of June 30, 2019,were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of	Valuation of Securities Given an Interest Rate Increase of X Basis Points
				June 30, 2019
	(150 BPS)	(100 BPS)	(50 BPS)	—%	50 BPS	100 BPS	150 BPS
	(in thousands)
U.S. Treasury and agencies	467,445	466,940	466,427	465,914	465,403	464,891	464,379
Government-sponsored enterprises	16,108	16,062	16,015	15,969	15,921	15,875	15,828
Foreign government bonds	24,592	24,542	24,493	24,443	24,394	24,344	24,294
Corporate notes and bonds	1,478,541	1,475,154	1,471,766	1,468,378	1,464,989	1,461,600	1,458,211
Mortgage backed securities - residential	6,240	6,208	6,176	6,144	6,112	6,080	6,048
Mortgage backed securities - commercial	30,157	30,014	29,871	29,727	29,585	29,442	29,299
Total	$2,023,083	$2,018,920	$2,014,748	$2,010,575	$2,006,404	$2,002,232	$1,998,059
We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

Continues on next page
Lam Research Corporation 2019 10-K 46

Long-Term Debt
As of June 30, 2019, we had $4.5 billion in principal amount of fixed-rate long-term debt outstanding, with a fair value of $5.7 billion. The fair value of our Notes is subject to interest rate risk, market risk, and other factors due to the convertible feature, as applicable. Generally, the fair value of Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, the fair value of the 2041 Notes will increase as our Common Stock price increases and decrease as our Common Stock price decreases. The interest and market value changes affect the fair value of our Notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of our Notes for disclosure purposes.
Equity Price Risk
Publicly Traded Securities
The values of our investments in publicly traded securities, including mutual funds related to our obligations under our deferred compensation plans, are subject to market price risk. The following table presents the hypothetical fair values of our publicly traded securities that would result from potential decreases and increases in the price of each security in the portfolio. Potential fluctuations in the price of each security in the portfolio of plus or minus 10%, 15%, or 25% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of June 30, 2019, were as follows:

	Valuation of Securities Given an X% Decrease in Stock Price			Fair Value as of	Valuation of Securities Given an X% Increase in Stock Price
				June 30, 2019
	(25)%	(15)%	(10)%	—%	10%	15%	25%
	(in thousands)
Mutual funds	$58,306	$66,080	$69,967	77,741	$85,515	$89,402	$97,176
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
To protect against adverse movements in value of anticipated revenues denominated in Japanese yen and expenses denominated in euro and Korean won, we enter into foreign currency forward and option contracts that generally expire within 12 months and no later than 24 months. The option contracts include collars, an option strategy that is comprised of a combination of a purchased put option and a written call option with the same expiration dates and Japanese yen notional amounts but with different strike prices. These foreign currency hedge contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue and/or expense is recognized. We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain non-U.S.-dollar denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities also recorded in other income (expense), net, assuming the hedge contract fully covers the hedged items. The notional amount and unrealized gain of our outstanding forward and option contracts that are

Continues on next page
Lam Research Corporation 2019 10-K 47

designated as cash flow hedges, as of June 30, 2019, are shown in the table below. This table also shows the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus or minus 10 percent and plus or minus 15 percent.

		Notional Amount	Unrealized FX Gain/(Loss)	Valuation of FX Contracts Given an X% Increase (+)/Decrease(-) in Each
			June 30, 2019	= +/- (10%)	= +/- (15%)
		(in millions)
Forward contracts
Sell	Japanese yen	$115.8	$(1.6)	$11.6	$17.4
Buy	Euro	43.8	(0.7)	4.8	7.5
Buy	Korean won	14.6	(0.3)	1.4	2.2
			$(2.6)	$17.8	$27.1
The notional amount and unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges, as of June 30, 2019, are shown in the table below. This table also shows the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus or minus 10 percent and plus or minus 15 percent. These changes in fair values would be offset in other income (expense), net, by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contract fully covers the intercompany and trade receivable balances.

		Notional Amount	Unrealized FX Gain/(Loss)	Valuation of FX Contracts Given an X% Increase (+)/Decrease(-) in Each
			June 30, 2019	= +/- (10%)	= +/- (15%)
		(in millions)
Forward contracts, balance sheet hedge
Buy	British pound	$45.8	$—	$2.8	$4.3
Buy	Japanese yen	39.3	0.6	4.0	6.0
Buy	Taiwan dollar	29.0	—	2.9	4.3
Buy	Swiss francs	26.7	—	2.6	4.0
Buy	Euro	24.0	—	7.3	8.2
Buy	Chinese renminbi	14.4	—	1.4	2.2
Buy	Indian rupee	9.5	—	1.0	1.4
Buy	Singapore dollar	8.9	—	0.9	1.3
Buy	Korean won	7.8	—	0.8	1.2
			$0.6	$23.7	$32.9

Continues on next page
Lam Research Corporation 2019 10-K 48

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

	Fair Value as of	Valuation of Fair Value Hedge Given an Interest rate increase (+)/Decrease (-) of X Basis Points
	June 30, 2019	= +/- 10 BPS	= +/- 15 BPS
	(in millions)
Interest Rate Contracts	$3.6	$2.1	$3.2
Interest rate risk is also present on anticipated issuances of debt. We manage our interest rate exposure on anticipated issuances of debt through forward-starting interest rate swap agreements. Forward-starting interest rate swap agreements designated as cash flow hedges are used to mitigate our exposure to changes in future interest payments that results from fluctuations in benchmark interest rates prior to the issuance of the debt. Accordingly, benchmark interest rate fluctuations impact the interest cash flows of the Company’s anticipated debt issuances, which are offset by corresponding changes in the fair value of the forward-starting interest rate swap agreements. During the fiscal year ended June 26, 2016, we entered into and settled a series of forward-starting interest rate swap agreements associated with our June 2016 debt offering. Such forward-starting interest rate swap agreements were designated as hedges of the cash flows associated with benchmark interest rates underlying future interest payments on the June 2016 debt issuances.

Continues on next page
Lam Research Corporation 2019 10-K 49

Item 8.	Financial Statements and Supplementary Data

Continues on next page
Lam Research Corporation 2019 10-K 50

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Revenue	$9,653,559	$11,076,998	$8,013,620
Cost of goods sold	5,295,100	5,911,966	4,410,261
Gross margin	4,358,459	5,165,032	3,603,359
Research and development	1,191,320	1,189,514	1,033,742
Selling, general, and administrative	702,407	762,219	667,485
Total operating expenses	1,893,727	1,951,733	1,701,227
Operating income	2,464,732	3,213,299	1,902,132
Other expense, net	(18,161)	(61,510)	(90,459)
Income before income taxes	2,446,571	3,151,789	1,811,673
Income tax expense	(255,141)	(771,108)	(113,910)
Net income	$2,191,430	$2,380,681	$1,697,763
Net income per share:
Basic	$14.37	$14.73	$10.47
Diluted	$13.70	$13.17	$9.24
Number of shares used in per share calculations:
Basic	152,478	161,643	162,222
Diluted	159,915	180,782	183,770
See Notes to Consolidated Financial Statements

Continues on next page
Lam Research Corporation 2019 10-K 51

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Net income	$2,191,430	$2,380,681	$1,697,763
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6,648)	9,649	(2,843)
Cash flow hedges:
Net unrealized gains (losses) during the period	2,461	(6,960)	5,841
Net (gains) losses reclassified into earnings	(2,749)	3,729	8,971
	(288)	(3,231)	14,812
Available-for-sale investments:
Net unrealized gains (losses) during the period	3,535	(45,382)	(3,789)
Net (gains) losses reclassified into earnings	(199)	43,086	(1)
	3,336	(2,296)	(3,790)
Defined benefit plans, net change in unrealized component	(2,981)	129	(546)
Other comprehensive (loss) income, net of tax	(6,581)	4,251	7,633
Comprehensive income	$2,184,849	$2,384,932	$1,705,396
See Notes to Consolidated Financial Statements

Continues on next page
Lam Research Corporation 2019 10-K 52

LAM RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2019	June 24, 2018
ASSETS:
Cash and cash equivalents	$3,658,219	$4,512,257
Investments	1,772,984	437,338
Accounts receivable, less allowance for doubtful accounts of $5,021 as of June 30, 2019 and $5,343 as of June 24, 2018	1,455,522	2,176,936
Inventories	1,540,140	1,876,162
Prepaid expenses and other current assets	133,544	147,218
Total current assets	8,560,409	9,149,911
Property and equipment, net	1,059,077	902,547
Restricted cash and investments	255,177	256,301
Goodwill	1,484,597	1,484,904
Intangible assets, net	216,950	317,836
Other assets	425,123	367,979
Total assets	$12,001,333	$12,479,478
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Trade accounts payable	$376,561	$510,983
Accrued expenses and other current liabilities	946,641	1,309,209
Deferred profit	381,317	720,086
Commercial paper and current portion of convertible notes and capital leases	667,131	610,030
Total current liabilities	2,371,650	3,150,308
Senior notes, convertible notes, and capital leases, less current portion	3,822,768	1,806,562
Income taxes payable	892,790	851,936
Other long-term liabilities	190,821	90,629
Total liabilities	7,278,029	5,899,435
Commitments and contingencies
Temporary equity, convertible notes	49,439	78,192
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding 144,433 shares at June 30, 2019, and 156,892 shares at June 24, 2018	144	157
Additional paid-in capital	6,409,405	6,144,425
Treasury stock, at cost, 140,573 shares at June 30, 2019, and 119,679 shares at June 24, 2018	(11,602,573)	(7,846,476)
Accumulated other comprehensive loss	(64,030)	(57,449)
Retained earnings	9,930,919	8,261,194
Total stockholders’ equity	4,673,865	6,501,851
Total liabilities and stockholders’ equity	$12,001,333	$12,479,478

See Notes to Consolidated Financial Statements

Continues on next page
Lam Research Corporation 2019 10-K 53

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,191,430	$2,380,681	$1,697,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	309,281	326,395	306,905
Deferred income taxes	(4,980)	3,046	104,936
Equity-based compensation expense	187,234	172,216	149,975
Income tax benefit on equity-based compensation plans	—	—	38,747
Excess tax benefits on equity-based compensation plans	—	—	(38,635)
Impairment of investments	—	42,456	—
(Gains) losses on extinguishment of debt, net	(118)	(542)	36,252
Amortization of note discounts and issuance costs	7,343	14,428	25,282
Gain on sale of assets	—	—	(163)
Other, net	(5,701)	34,260	19,052
Changes in operating asset and liability accounts:
Accounts receivable, net of allowance	732,138	(501,628)	(411,287)
Inventories	281,355	(701,008)	(307,875)
Prepaid expenses and other assets	(17,864)	(14,391)	(27,269)
Trade accounts payable	(131,472)	35,655	126,819
Deferred profit	(178,074)	112,413	258,473
Accrued expenses and other liabilities	(194,559)	751,766	50,307
Net cash provided by operating activities	3,176,013	2,655,747	2,029,282
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(303,491)	(273,469)	(157,419)
Business acquisition, net of cash acquired	—	(115,697)	—
Purchases of available-for-sale securities	(2,930,049)	(2,532,829)	(4,581,851)
Proceeds from maturities of available-for-sale securities	466,539	650,255	891,002
Proceeds from sales of available-for-sale securities	1,137,302	5,035,460	1,806,963
Proceeds from sale of assets	—	—	1,291
Other, net	(7,355)	(15,184)	(12,815)
Net cash (used for) provided by investing activities	(1,637,054)	2,748,536	(2,052,829)

Continues on next page
Lam Research Corporation 2019 10-K 54

	Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations and payments for debt issuance costs	(117,653)	(755,694)	(1,688,313)
Net proceeds from issuance of long-term debt	2,476,720	—	—
Net (repayment) proceeds from commercial paper	(361,754)	359,604	—
Proceeds from borrowings on revolving credit facility	—	750,000	—
Repayment of borrowings on revolving credit facility	—	(750,000)	—
Excess tax benefits on equity-based compensation plans	—	—	38,635
Treasury stock purchases	(3,780,611)	(2,653,249)	(811,672)
Dividends paid	(678,348)	(307,609)	(243,495)
Reissuances of treasury stock related to employee stock purchase plan	77,961	75,624	59,663
Proceeds from issuance of common stock	6,813	9,258	12,913
Other, net	(13,208)	9	(125)
Net cash used for financing activities	$(2,390,080)	$(3,272,057)	$(2,632,394)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(4,041)	$2,593	$(63)
Net (decrease) increase in cash, cash equivalents and restricted cash	(855,162)	2,134,819	(2,656,004)
Cash, cash equivalents and restricted cash at beginning of year	4,768,558	2,633,739	5,289,743
Cash, cash equivalents and restricted cash at end of year	$3,913,396	$4,768,558	$2,633,739
Schedule of non-cash transactions
Accrued payables for stock repurchases	$29	$116	$—
Accrued payables for capital expenditures	23,185	24,001	17,285
Dividends payable	158,868	174,372	72,738
Transfers of finished goods inventory to property and equipment, net	54,533	57,886	46,855
Supplemental disclosures:
Cash payments for interest	$76,933	$84,401	$104,619
Cash payments for income taxes, net	300,268	142,800	28,104

Reconciliation of cash, cash equivalents, and restricted cash	June 30, 2019	June 24, 2018	June 25, 2017
Cash and cash equivalents	3,658,219	4,512,257	2,377,534
Restricted cash and investments	255,177	256,301	256,205
Total cash, cash equivalents, and restricted cash	3,913,396	4,768,558	2,633,739
See Notes to Consolidated Financial Statements

Continues on next page
Lam Research Corporation 2019 10-K 55

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per common share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total
Balance at June 26, 2016	160,201	$160	$5,572,898	$(4,429,317)	$(69,333)	$4,820,109	$5,894,517
Sale of common stock	2,661	3	12,910	—	—	—	12,913
Purchase of treasury stock	(5,322)	(5)	—	(811,667)	—	—	(811,672)
Income tax benefits on equity-based compensation plans	—	—	38,747	—	—	—	38,747
Reissuance of treasury stock	825	1	34,865	24,797	—	—	59,663
Equity-based compensation expense	—	—	149,975	—	—	—	149,975
Effect of conversion of convertible notes	1,388	1	(1,596)	—	—	—	(1,595)
Exercise of warrants	1,970	2	(5)	—	—	—	(3)
Reclassification from temporary to permanent equity	—	—	37,691	—	—	—	37,691
Net income	—	—	—	—	—	1,697,763	1,697,763
Other comprehensive income	—	—	—	—	7,633	—	7,633
Cash dividends declared ($1.65 per common share)	—	—	—	—	—	(268,181)	(268,181)
Balance at June 25, 2017	161,723	162	5,845,485	(5,216,187)	(61,700)	6,249,691	6,817,451
Sale of common stock	1,934	2	9,256	—	—	—	9,258
Purchase of treasury stock	(14,786)	(15)	—	(2,653,350)	—	—	(2,653,365)
Reissuance of treasury stock	677	1	52,562	23,061	—	—	75,624
Equity-based compensation expense	—	—	172,216	—	—	—	172,216
Effect of conversion of convertible notes	10,199	10	(26,776)	—	—	—	(26,766)
Effect of bond hedge, cash in lieu of shares	(2,855)	(3)	13	—	—	—	10
Reclassification from temporary to permanent equity	—	—	91,669	—	—	—	91,669
Adoption of ASU 2016-09	—	—	—	—	—	40,065	40,065
Net income	—	—	—	—	—	2,380,681	2,380,681
Other comprehensive income	—	—	—	—	4,251	—	4,251
Cash dividends declared ($2.55 per common share)	—	—	—	—	—	(409,243)	(409,243)
Balance at June 24, 2018	156,892	157	6,144,425	(7,846,476)	(57,449)	8,261,194	6,501,851

Continues on next page
Lam Research Corporation 2019 10-K 56

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total
Sale of common stock	1,090	1	6,812	—	—	—	6,813
Purchase of treasury stock	(21,059)	(21)	—	(3,780,503)	—	—	(3,780,524)
Reissuance of treasury stock	622	—	53,555	24,406	—	—	77,961
Equity-based compensation expense	—	—	187,234	—	—	—	187,234
Effect of conversion of convertible notes	2,783	3	(11,361)	—	—	—	(11,358)
Exercise of warrants	4,105	4	(12)	—	—	—	(8)
Reclassification from temporary to permanent equity	—	—	28,752	—	—	—	28,752
Adoption of ASU 2014-09(1)	—	—	—	—	—	139,355	139,355
Adoption of ASU 2016-16(1)	—	—	—	—	—	(443)	(443)
Adoption of ASU 2018-02(1)	—	—	—	—	(2,227)	2,227	—
Net income	—	—	—	—	—	2,191,430	2,191,430
Other comprehensive loss	—	—	—	—	(4,354)	—	(4,354)
Cash dividends declared ($4.40 per common share)	—	—	—	—	—	(662,844)	(662,844)
Balance at June 30, 2019	144,433	$144	$6,409,405	$(11,602,573)	$(64,030)	$9,930,919	$4,673,865

1) Refer to Note 3 - Recent Accounting Pronouncements for more information regarding these FASB Accounting Standard Updates.

See Notes to Consolidated Financial Statements

Continues on next page
Lam Research Corporation 2019 10-K 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns, such as electronics demand, memory pricing, and foundry utilization rates, may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors including, but not limited to economic conditions; supply, demand, and prices for semiconductors; customer capacity requirements; and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2019, 2018, and 2017 may not necessarily be indicative of future operating results.
Reclassification: Certain amounts for the fiscal years 2018 and 2017 Consolidated Statement of Cash Flows, and certain amounts within the 2017 footnotes have been reclassified to conform to the fiscal year 2019 presentation.
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
Revenue Recognition: On June 25, 2018, the Company adopted FASB ASU No. 2014-09 (ASC 606) - Revenue From Contracts with Customers which provides guidance for revenue recognition that superseded the revenue recognition requirements in ASC 605, Revenue Recognition and most industry specific guidance.
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
Identify the performance obligations in the contract. Performance obligations include sales of systems, spare parts, and services. In addition, customer contracts contain provisions for installation and training services which have been deemed immaterial in the context of the contract.
Determine the transaction price. The transaction price for the Company’s contracts with its customers consists of both fixed and variable consideration provided it is probable that a significant reversal of revenue will not occur when the uncertainty related to variable consideration is resolved. Fixed consideration includes amounts to be

Continues on next page
Lam Research Corporation 2019 10-K 58

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
Income Taxes: Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes,

Continues on next page
Lam Research Corporation 2019 10-K 59

as well as the tax effect of carryforwards. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Realization of its net deferred tax assets is dependent on future taxable income. The Company believes it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that the Company determines that it will not be able to realize all or part of its net deferred tax assets, an adjustment will be charged to earnings in the period such determination is made. Likewise, if the Company later determines that it is more likely than not that the deferred tax assets will be realized, then the previously provided valuation allowance will be reversed.
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
The Company reviews goodwill at least annually for impairment. If certain events or indicators of impairment occur between annual impairment tests, the Company would perform an impairment test at that date. In testing for a potential impairment of goodwill, the Company (1) allocates goodwill to its reporting units to which the acquired goodwill relates, (2) estimates the fair value of its reporting units, and (3) determines the carrying value (book value) of those reporting units. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, the Company must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process R&D and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined. In the Company’s goodwill impairment process, it first assesses qualitative factors to determine whether it is necessary to perform a quantitative analysis. The Company does not calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. The Company performs an annual goodwill impairment analysis as of the first day of its fourth fiscal quarter. The Company did not record impairments of goodwill during the years ended June 30, 2019, June 24, 2018, or June 25, 2017.
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

Continues on next page
Lam Research Corporation 2019 10-K 60

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
Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar, and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal year ended on June 30, 2019 included 53 weeks, and the fiscal years ended June 24, 2018, and June 25, 2017, each included 52 weeks.
Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Cash Equivalents and Investments: Investments purchased with an original maturity of three months or less are considered cash equivalents. The Company also invests in certain mutual funds, which include equity and fixed- income securities, related to its obligations under its deferred compensation plan, and such investments are classified as trading securities on the consolidated balance sheets. All of the Company’s other investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as “Other income (expense)” in the Consolidated Statement of Operations. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and difference between the cost and fair value of available-for-sale securities is presented as a component of accumulated other comprehensive income (loss). Unrealized losses on available-for-sale securities are charged against other income (expense) when a decline in fair value is determined to be other than temporary. The Company considers several factors to determine whether a loss is other than temporary. These factors include but are not limited to (1) the extent to which the fair value is less than cost basis, (2) the financial condition and near-term prospects of the issuer, (3) the length of time a security is in an unrealized loss position, and (4) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect its results of operation. An other-than-temporary impairment is triggered when there is an intent to sell the security, it is more-likely-than-not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Other-than-temporary impairments attributed to credit losses are recognized in the income statement. The specific identification method is used to determine the realized gains and losses on investments. The Company recorded a $42.5 million other-than-temporary impairment charge during the year ended June 24, 2018. No other-than-temporary impairment charges were recognized during the years ended June 30, 2019 or June 25, 2017.

Continues on next page
Lam Research Corporation 2019 10-K 61

Allowance for Doubtful Accounts: The Company evaluates its allowance for doubtful accounts based on a combination of factors. In circumstances where specific invoices are deemed uncollectible, the Company provides a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount it reasonably believes will be collected. The Company also provides allowances based on its write-off history. Bad debt expense was not material for fiscal years ended June 30, 2019, June 24, 2018, and June 25, 2017.
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
Guarantees: The Company has certain operating leases that contain provisions whereby the properties subject to the operating leases may be remarketed at lease expiration. The Company has guaranteed to the lessor an amount approximating the lessor’s investment in the property. Also, the Company’s guarantees generally include certain indemnifications to its lessors under operating lease agreements for environmental matters, potential overdraft protection obligations to financial institutions related to one of the Company’s subsidiaries, indemnifications to the Company’s customers for certain infringement of third-party intellectual property rights by its products and services, indemnifications for its officers and directors, and the Company’s warranty obligations under sales of its products.
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

Continues on next page
Lam Research Corporation 2019 10-K 62

income (loss). Translation adjustments are recorded in other income (expense), net, where the U.S. dollar is the functional currency.
Note 3: Recent Accounting Pronouncements
Recently Adopted
In May 2014, the FASB released ASU 2014-09, “Revenue from Contracts with Customers,” to supersede nearly all existing revenue recognition guidance under GAAP. The FASB issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015–14, ASU 2016–08, ASU 2016–10, ASU 2016–12 and ASU 2016–20, respectively; all of which in combination with ASU 2014-09 were codified as Accounting Standard Codification Topic 606 (“ASC 606”). The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company adopted ASC 606 on the first day of the current fiscal year, June 25, 2018, under the modified retrospective approach, applying the amendments to prospective reporting periods. Results for reporting periods beginning on or after June 25, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under ASC 605. In connection with the adoption of ASC 606, the Company’s revenue recognition policy has been amended, refer to Note 2 - Summary of Significant Accounting Policies for a description of the policy.
The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet as of June 25, 2018 for the adoption of ASC 606 to all contracts with customers that were not completed as of June 24, 2018 was recorded as an adjustment to retained earnings as of the adoption date as follows:

	June 24, 2018		June 25, 2018
	As reported	Adjustments	As Adjusted
	(in thousands)
Total assets	$12,479,478	$12,955	$12,492,433
Deferred profit	$720,086	$(160,695)	$559,391
Total liabilities	$5,899,435	$(126,400)	$5,773,035
Stockholder’s equity	$6,501,851	$139,355	$6,641,206

Continues on next page
Lam Research Corporation 2019 10-K 63

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
The impact of adoption of ASC 606 on the Company's Consolidated Statement of Operations and Consolidated Balance Sheet was as follows:

	Year Ended
	June 30, 2019
	As Reported	Without adoption of ASC 606	Effect of Change Higher/(Lower)
	(in thousands)
Revenue	$9,653,559	$9,049,790	$603,769
Cost of goods sold	$5,295,100	$5,016,679	$278,421

	June 30, 2019
	As Reported	Without adoption of ASC 606	Effect of Change Higher/(Lower)
	(in thousands)
Deferred profit	$381,317	$846,422	$(465,105)
Retained earnings	$9,930,919	$9,465,814	$465,105

Except as disclosed above, the adoption of ASC 606 did not have a significant impact on the Company’s Consolidated Statement of Operations for the year ended June 30, 2019.
In January 2016, the FASB released ASU 2016-01, “Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities.” The FASB issued a subsequent amendment to the initial guidance in February 2018 within ASU 2018-03. These amendments change the accounting for and financial statement presentation of equity investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee. The amendments provide clarity on the measurement methodology to be used for the required disclosure of fair value of financial instruments measured at amortized cost on the balance sheet and clarifies that an entity should evaluate the need for a valuation allowance on deferred tax assets related to available-for-sale securities in combination with the entity’s other deferred tax assets, among other changes. The Company’s adoption of this standard in the first quarter of fiscal year 2019 did not have a material impact on its Consolidated Financial Statements.
In August 2016, the FASB released ASU 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” The amendment provides and clarifies guidance on the classification of certain cash receipts and cash payments in the statement of cash flows to eliminate diversity in practice. The Company adopted the standard update in the first quarter of fiscal year 2019, using a retrospective transition method. The Company’s adoption of this standard did not have a material impact on its Consolidated Financial Statements.
In October 2016, the FASB released ASU 2016-16, “Income Tax – Intra-Entity Transfers of Assets Other than Inventory.” This standard update improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The Company adopted this standard in the first quarter of fiscal year 2019 using a modified-retrospective approach through a cumulative-effect adjustment directly to retained earnings. The Company’s adoption of this standard resulted in a $0.4 million decrease to retained earnings and a corresponding $0.4 million offset to other assets on its Consolidated Financial Statements.

Continues on next page
Lam Research Corporation 2019 10-K 64

In November 2016, the FASB released ASU 2016-18, “Statement of Cash Flows – Restricted Cash.” This standard update requires that restricted cash and restricted cash equivalents be included in cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The Company adopted this standard in the first quarter of fiscal year 2019, using a retrospective transition method to each period presented. The adoption of this standard did not have a material impact on its Consolidated Financial Statements.
In February 2018, the FASB released ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This standard update addresses a specific consequence of the Tax Cuts and Jobs Act (“U.S. Tax Reform”) and allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from U.S. tax reform. Consequently, the update eliminates the stranded tax effects that were created as a result of the historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The Company adopted this standard in the first quarter of fiscal year 2019 using a modified-retrospective approach through a cumulative-effect adjustment directly to retained earnings. The adoption of this standard resulted in a $2.2 million increase to retained earnings, with a corresponding $2.2 million decrease to other comprehensive income.
In August 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to eliminate, integrate, update or modify certain of its disclosure requirements. The amendments are part of the SEC’s efforts to improve disclosure effectiveness and were focused on eliminating disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. The Company adopted these amendments in the first quarter of fiscal Year 2019. The adoption of these amendments resulted in minor changes within its Consolidated Financial Statements.
Updates Not Yet Effective
In February 2016, the FASB issued ASU 2016-02, “Leases.” The amendment establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. In January 2018 and July 2018 the FASB issued ASU 2018-01 and ASU 2018-11 amending the effects of ASU 2016-02. The standard requires lessees to reflect the majority of leases on their balance sheets as assets and obligations. The Company is required to adopt this standard starting in the first quarter of fiscal year 2020 using a modified-retrospective approach.
The standard provides for certain practical expedients. Among the practical expedients is an optional transition method that allows companies to apply the guidance at the adoption date and recognize a cumulative-effect adjustment to retained earnings/(deficit) on the adoption date. The Company plans to elect this practical expedient upon adoption. The Company also plans to elect the package of practical expedients that will allow it to carry forward its determination of whether a lease exists, the classification of a lease, and whether initial direct lease costs exist for purposes of transition to the new standard. The Company does not expect to use the hindsight practical expedient. The Company also plans to elect the short-term lease exemption whereby we will not record an asset or liability for short-term leases.
The Company has completed its scoping reviews, identified its significant leases by geography and by asset type, and developed its accounting policies and expected policy elections, which will take effect upon adoption of the standard. The Company’s implementation of its identified accounting system, which will support the future state leasing process, is almost completed. The Company currently estimates that, upon adoption, it will have total lease assets and total lease liabilities consistent with its existing disclosures.
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
In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808).” The amendment clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer for a good or service that is a distinct unit of account. The

Continues on next page
Lam Research Corporation 2019 10-K 65

amendment also precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. The standard should be applied retrospectively to the period when the Company initially adopted ASC 606. The Company is currently evaluating the impact of adoptions on its Consolidated Financial Statements.
In April 2019, the FASB issued ASU 2019-04, ”Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, that clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period. As discussed above, the Company adopted ASU 2016-01 in the first quarter of fiscal year 2019 and does not expect the amendments of ASU 2019-04 will have a material impact on the its consolidated financial statements. The Company continues to evaluate the impact of ASU 2016-13 and will consider the amendments of ASU 2019-04 as part of that process.
Note 4: Revenue
Deferred Revenue
Revenue of $593.7 million included in deferred profit at June 25, 2018 was recognized during fiscal year 2019.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of June 30, 2019 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(in thousands)
Deferred revenue	$404,544	$42,309	(1)	$2,452	(1)	$449,305

(1)	This amount is reported in Deferred profit on the Company's Consolidated Balance Sheets as the customers can demand the liability to be performed at any time.
Disaggregation of Revenue
The Company operates in one reportable business segment: manufacturing and servicing of wafer processing semiconductor manufacturing equipment. Refer to Note 19 - Segment, Geographic Information, and Major Customers; for additional information regarding the Company’s evaluation of reportable business segments and the disaggregation of revenue by the geographic regions the Company operates in.
Additionally, the Company serves three primary markets: memory, foundry, logic/integrated device manufacturing. The following table presents the percentages of system revenues to each of the primary markets we serve:

Year Ended
June 30, 2019
Memory	70%
Foundry	20%
Logic/integrated device manufacturing	10%

Note 5: Equity-based Compensation Plans
The Company has stock plans that provide for grants of equity-based awards to eligible participants, including stock options and restricted stock units, of the Company’s Common Stock. An option is a right to purchase

Continues on next page
Lam Research Corporation 2019 10-K 66

Common Stock at a set price. An RSU award is an agreement to issue a set number of shares of Common Stock at the time of vesting. The Company’s options and RSU awards typically vest over a period of three years or less. The Company also has an employee stock purchase plan that allows employees to purchase its Common Stock at a discount through payroll deductions.
The Lam Research Corporation 2007 Stock Incentive Plan, as amended and restated, 2011 Stock Incentive Plan, as amended and restated, and the 2015 Stock Incentive Plan (collectively the “Stock Plans”), provide for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. The 2015 Stock Incentive Plan was approved by shareholders authorizing up to 18,000,000 shares available for issuance under the plan. Additionally, 1,232,068 shares that remained available for grants under the Company’s 2007 Stock Incentive Plan were added to the shares available for issuance under the 2015 Stock Incentive Plan. As of June 30, 2019, there were a total of 9,379,904 shares available for future issuance under the Stock Plans. New shares are issued from the Company’s balance of authorized Common Stock from the 2015 Stock Incentive Plan to satisfy stock option exercises and vesting of awards.
The Company recognized the following equity-based compensation expense and benefits in the Consolidated Statements of Operations:

	Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
	(in thousands)
Equity-based compensation expense	$187,234	$172,216	$149,975
Income tax benefit recognized related to equity-based compensation	$47,396	$87,505	$38,381
Income tax benefit realized from the exercise and vesting of options and RSUs	$49,242	$90,297	$92,749

The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting terms on a straight-line basis.
Stock Options
The following table summarizes stock option activity:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
June 26, 2016	907,411	$47.41
Granted	90,128	$119.67
Exercised	(389,460)	$33.92
Forfeited or expired	(14,020)	$69.81
June 25, 2017	594,059	$66.69
Granted	63,980	$190.07
Exercised	(166,481)	$55.62
Forfeited or expired	(8,630)	$84.44
June 24, 2018	482,928	$86.53
Granted	181,450	$164.54
Exercised	(110,427)	$61.69
Forfeited or expired	(59,068)	$126.05
June 30, 2019	494,883	$115.96

Continues on next page
Lam Research Corporation 2019 10-K 67

Outstanding and exercisable options presented by price range at June 30, 2019, were as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options Outstanding	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price
$11.09-$23.55	4,810	0.91	$21.88	4,810	0.91	$21.88
$29.34-$35.68	39,060	1.61	$31.29	39,060	1.61	$31.29
$42.61-$51.76	60,769	1.11	$48.43	60,769	1.11	$48.43
$75.57-$190.07	390,244	5.18	$136.11	159,602	3.55	$95.61
$11.09-$190.07	494,883	4.36	$115.96	264,241	2.65	$73.91

The fair value of the Company’s stock options granted during fiscal years 2019, 2018, and 2017 was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award:

	Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Expected volatility	32.23%	34.66%	28.85%
Risk-free interest rate	2.62%	2.53%	1.92%
Expected term (years)	4.70	4.74	4.75
Dividend yield	2.70%	1.05%	1.50%

The year-end intrinsic value relating to stock options for fiscal years 2019, 2018, and 2017 is presented below:

	Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
	(in thousands)
Intrinsic value - options outstanding	$35,674	$43,563	$50,551
Intrinsic value - options exercisable	$30,139	$34,661	$36,396
Intrinsic value - options exercised	$12,750	$23,925	$29,674

As of June 30, 2019, the Company had $8.1 million of total unrecognized compensation expense related to unvested stock options granted and outstanding which is expected to be recognized over a weighted-average remaining period of 2.7 years.
Restricted Stock Units
During the fiscal years 2019, 2018, and 2017, the Company issued both service-based RSUs and market-based performance RSUs (“PRSUs”). Market-based PRSUs generally vest three years from the grant date if certain performance criteria are achieved and require continued employment. Based upon the terms of such awards, the number of shares that can be earned over the performance periods is based on the Company’s Common Stock price performance compared to the market price performance of the Philadelphia Semiconductor Sector Index (“SOX”), ranging from 0% to 150% of target. The stock price performance or market price performance is measured using the closing price for the 50-trading days prior to the dates the performance period begins and ends. The target number of shares represented by the market-based PRSUs is increased by 2% of target for each 1% that Common Stock price performance exceeds the market price performance of the SOX index. The result of the vesting formula is rounded down to the nearest whole number. Total stockholder return is a measure of stock price appreciation in this performance period.

Continues on next page
Lam Research Corporation 2019 10-K 68

The following table summarizes restricted stock activity:

	Service-based RSUs Outstanding		Market-based RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
June 26, 2016	3,256,513	$71.34	1,078,591	$63.12
Granted	1,224,877	114.13	435,694	111.75
Vested	(1,677,318)	69.10	(592,321)	46.67
Forfeited or canceled	(116,466)	76.76	(59,509)	66.81
June 25, 2017	2,687,606	$92.01	862,455	$83.83
Granted	964,391	183.97	285,866	170.15
Vested	(1,362,369)	87.80	(407,024)	76.88
Forfeited or canceled	(96,540)	108.67	(47,571)	91.36
June 24, 2018	2,193,088	$134.34	693,726	$104.59
Granted	893,622	161.64	163,529	165.78
Vested	(1,135,284)	115.23	(301,622)	70.58
Forfeited or canceled	(154,541)	141.38	(120,859)	104.73
June 30, 2019	1,796,885	$159.36	434,774	$144.57

The fair value of the Company’s service-based RSUs was calculated based on fair market value of the Company’s stock at the date of grant, discounted for dividends.
The fair value of the Company’s market-based PRSUs granted during fiscal years 2019, 2018, and 2017 was calculated using a Monte Carlo simulation model at the date of the grant. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award:

	Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Expected volatility	32.65%	34.07%	27.48%
Risk-free interest rate	2.52%	2.35%	1.55%
Expected term (years)	2.92	2.92	2.92
Dividend yield	2.49%	1.05%	1.50%

As of June 30, 2019, the Company had $271.9 million of total unrecognized compensation expense related to all unvested RSUs granted which is expected to be recognized over a weighted-average remaining period of 2.2 years.
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

Continues on next page
Lam Research Corporation 2019 10-K 69

Note 6: Other Expense, Net
The significant components of other expense, net, were as follows:

	Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
	(in thousands)
Interest income	$98,771	$85,813	$57,858
Interest expense	(117,263)	(97,387)	(117,734)
Gains on deferred compensation plan related assets, net	10,464	14,692	17,880
Loss on impairment of investments	—	(42,456)	—
Gains (losses) on extinguishment of debt, net	118	542	(36,252)
Foreign exchange gains (losses), net	826	(3,382)	(569)
Other, net	(11,077)	(19,332)	(11,642)
	$(18,161)	$(61,510)	$(90,459)

Interest income in the year ended June 30, 2019, increased compared to the years ended June 24, 2018, and June 25, 2017, primarily as a result of higher yield. Interest expense in the year ended June 30, 2019, increased compared to the year ended June 24, 2018, primarily due to issuance of the $2.5 billion of senior notes. Interest expense in the year ended June 24, 2018, decreased compared to the year ended June 25, 2017, primarily due to the conversions of 2018 and 2041 Convertible Notes as well as the retirement of the 2018 Convertible Notes in May 2018.
The gain on deferred compensation plan related assets in fiscal years 2019, 2018 and 2017 was driven by an improvement in the fair market value of the underlying funds.
The loss on impairment of investments in the year ended June 24, 2018 was the result of a decision to sell selected investments held in foreign jurisdictions in connection with the Company’s cash repatriation strategy following the December 2017 U.S. tax reform.
Net loss on extinguishment of debt realized in the year ended June 25, 2017, was primarily a result of the special mandatory redemption of the Senior Notes due 2023 and 2026, as well as the termination of the Term Loan Agreement.
Note 7: Income Taxes
On December 22, 2017, the “Tax Cuts & Jobs Act” was signed into law and was effective for the Company starting in the quarter ended December 24, 2017. U.S. tax reform reduced the U.S. federal statutory tax rate from 35% to 21%, assessed a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. The impact on income taxes due to a change in legislation is required under the authoritative guidance of Accounting Standards Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted. In conjunction, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which allowed for the recording of provisional amounts related to U.S. tax reform and subsequent adjustments related to U.S. tax reform during an up to one-year measurement period that is similar to the measurement period used when accounting for business combinations. The Company recorded what it believed to be reasonable estimates during the SAB 118 measurement period. During the December 2018 quarter, the Company finalized the accounting of the income tax effects of U.S. tax reform. Although the SAB 118 measurement period has ended, there may be some aspects of U.S. tax reform that remain subject to future regulations and/or notices which may further clarify certain provisions of U.S. tax reform. The Company may need to adjust its previously recorded amounts to reflect the recognition and measurement of its tax accounting positions in accordance with ASC 740; such adjustments could be material.

The computation of the one-time transition tax on accumulated unrepatriated foreign earnings was recorded on a provisional basis in the amount of $883.0 million in the fiscal year ended June 24, 2018, as permitted under SAB 118. The Company recorded a subsequent provisional adjustment of $36.6 million, as a result of incorporating new information into the estimate, in the Condensed Consolidated Financial Statements in the three months ended September 23, 2018. The Company finalized the computation of the transition tax liability during the December 2018 quarter. The final adjustment resulted in a tax benefit of $51.2 million, which was recorded in the Company’s Condensed Consolidated Financial Statements in the three months ended December 23, 2018. The final balance of total transition tax is $868.4 million. The one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that was previously deferred from U.S. income taxes. The Company had previously accrued deferred taxes on a portion of this E&P. The Company has completed the calculation of total post-1986 E&P and related income tax pools for its foreign subsidiaries. The Company elected to pay the one-time transition tax over a period of eight years.

Beginning in fiscal year 2019, the Company is subject to the impact of the GILTI provision of U.S. tax reform. The GILTI provision imposes taxes on foreign earnings in excess of a deemed return on tangible assets. The Company has calculated the impact of the GILTI provision on current year earnings and has included the impact in the effective tax rate. The Company made an accounting policy election in the September 2018 quarter to record deferred taxes in relation to the GILTI provision, and recorded a provisional tax benefit of $48.0 million in the Condensed Consolidated Financial Statements in the three months ended September 23, 2018, under SAB 118. The Company finalized the computation of the accounting policy election during the December 2018 quarter. The final adjustment resulted in a tax expense of $0.4 million, which was recorded in the Company’s Condensed Consolidated Financial Statements in the three months ended December 23, 2018. The final tax benefit of the election is $47.6 million.
The components of income (loss) before income taxes were as follows:

	Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
	(in thousands)
United States	$(59,876)	$128,190	$7,553
Foreign	2,506,447	3,023,599	1,804,120
	$2,446,571	$3,151,789	$1,811,673

Continues on next page
Lam Research Corporation 2019 10-K 70

Significant components of the provision (benefit) for income taxes attributable to income before income taxes were as follows:

	Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
	(in thousands)
Federal:
Current	$143,845	$630,148	$(70,858)
Deferred	(10,722)	12,871	99,700
	133,123	643,019	28,842
State:
Current	5,994	5,348	(963)
Deferred	4,944	(3,273)	(2,246)
	10,938	2,075	(3,209)
Foreign:
Current	110,283	132,566	85,479
Deferred	797	(6,552)	2,798
	111,080	126,014	88,277
Total provision for income taxes	$255,141	$771,108	$113,910

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Significant components of the Company’s net deferred tax assets and liabilities were as follows:

	June 30, 2019	June 24, 2018
	(in thousands)
Deferred tax assets:
Tax carryforwards	$231,390	$206,073
Allowances and reserves	97,671	118,559
Equity-based compensation	14,661	16,189
Inventory valuation differences	18,516	14,021
Prepaid cost sharing	74,139	65,644
Outside basis differences of foreign subsidiaries	16,260	—
Other	17,972	16,514
Gross deferred tax assets	470,609	437,000
Valuation allowance	(226,928)	(199,839)
Net deferred tax assets	243,681	237,161
Deferred tax liabilities:
Intangible assets	(9,883)	(21,558)
Convertible debt	(46,993)	(60,252)
Capital assets	(83,298)	(61,429)
Amortization of goodwill	(11,299)	(10,738)
Outside basis differences of foreign subsidiaries	—	(6,656)
Other	(8,752)	(7,955)
Gross deferred tax liabilities	(160,225)	(168,588)
Net deferred tax assets	$83,456	$68,573

Continues on next page
Lam Research Corporation 2019 10-K 71

The increase in the gross deferred tax assets and valuation allowance between fiscal year 2019 and 2018 is primarily due to increases in tax carryforwards.
Realization of the Company’s net deferred tax assets is based upon the weighting of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such deferred tax assets will be realized with the exception of $227.0 million primarily related to California deferred tax assets. At June 30, 2019, the Company continued to record a valuation allowance to offset the entire California deferred tax asset balance due to the single sales factor apportionment resulting in lower taxable income in California.
At June 30, 2019, the Company had federal net operating loss carryforwards of $109.8 million. The majority of these losses will begin to expire in fiscal year 2020, and are subject to limitation on their utilization.
At June 30, 2019, the Company had state net operating loss carryforwards of $58.5 million. If not utilized, these losses will begin to expire in fiscal year 2020 and are subject to limitation on their utilization.
At June 30, 2019, the Company had state tax credit carryforwards of $322.4 million. Substantially all of these credits can be carried forward indefinitely.
A reconciliation of income tax expense provided at the federal statutory rate (21% in fiscal year 2019, 28.27% in fiscal year 2018, and 35% in fiscal year 2017) to actual income tax expense is as follows:

	Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
	(in thousands)
Income tax expense computed at federal statutory rate	$513,780	$891,011	$634,086
State income taxes, net of federal tax benefit	(17,565)	(50,585)	(11,973)
Foreign income taxed at different rates	(260,344)	(939,808)	(352,860)
Settlements and reductions in uncertain tax positions	(31,291)	(33,367)	(144,519)
Tax credits	(71,779)	(69,301)	(37,713)
State valuation allowance, net of federal tax benefit	26,742	57,302	12,070
Equity-based compensation	(7,566)	(35,875)	13,187
Other permanent differences and miscellaneous items	39,251	43,214	1,632
U.S. tax reform impacts	63,913	908,517	—
	$255,141	$771,108	$113,910

In July 2015, the U.S. Tax Court issued an opinion favorable to Altera with respect to Altera’s litigation with the IRS. The litigation related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the U.S. Tax Court accepted Altera’s position of excluding stock-based compensation from its intercompany cost-sharing arrangement. In June 2019, the Ninth Circuit, through a three-judge panel, reversed the 2015 decision of the U.S. Tax Court. Altera has petitioned the Ninth Circuit for an en banc rehearing of a larger panel of eleven Ninth Circuit judges. The Company will continue to monitor and evaluate the potential impact of this litigation on its fiscal year 2020 Consolidated Financial Statements. The estimated potential impact is in the range of $75 million, which may result in a decrease in deferred tax assets and an increase in tax expense.
Effective from fiscal year 2014 through 2017, the Company had a tax ruling in Switzerland for one of its foreign subsidiaries. The impact of the tax ruling decreased taxes by approximately $6.3 million for fiscal year 2017. The benefit of the tax ruling on diluted earnings per share was approximately $0.03 in fiscal year 2017. Effective fiscal year 2018, the Company has withdrawn its reduced tax rate ruling in Switzerland for this subsidiary due to the ruling being no longer necessary as the subsidiary meets the requirements to achieve the reduced tax rate under Swiss tax law.
Earnings of the Company’s foreign subsidiaries included in consolidated retained earnings that are indefinitely reinvested in foreign operations aggregated to approximately $458.4 million at June 30, 2019. If these earnings

Continues on next page
Lam Research Corporation 2019 10-K 72

were remitted to the United States, they would be subject to foreign withholding taxes of approximately $73.1 million at current statutory rates.
As of June 30, 2019, the total gross unrecognized tax benefits were $420.8 million, compared to $305.4 million as of June 24, 2018, and $339.4 million as of June 25, 2017. During fiscal year 2019, gross unrecognized tax benefits increased by $115.4 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $376.0 million, $268.3 million, and $247.6 million, as of June 30, 2019, June 24, 2018, and June 25, 2017, respectively. The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(in thousands)
Balance as of June 26, 2016	$417,432
Settlements and effective settlements with tax authorities	(6,691)
Lapse of statute of limitations	(113,491)
Increases in balances related to tax positions taken during prior periods	6,557
Decreases in balances related to tax positions taken during prior periods	(11,528)
Increases in balances related to tax positions taken during current period	47,168
Balance as of June 25, 2017	339,447
Settlements and effective settlements with tax authorities	(693)
Lapse of statute of limitations	(88,837)
Increases in balances related to tax positions taken during prior periods	2,044
Decreases in balances related to tax positions taken during prior periods	(1,320)
Increases in balances related to tax positions taken during current period	54,772
Balance as of June 24, 2018	305,413
Settlements and effective settlements with tax authorities	(3,705)
Lapse of statute of limitations	(28,176)
Increases in balances related to tax positions taken during prior periods	78,927
Decreases in balances related to tax positions taken during prior periods	(1,577)
Increases in balances related to tax positions taken during current period	69,890
Balance as of June 30, 2019	$420,772

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued $19.1 million, $13.0 million, and $15.7 million cumulatively for gross interest and penalties as of June 30, 2019, June 24, 2018, and June 25, 2017, respectively.
The Company is subject to audits by state and foreign tax authorities. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.
The Company files U.S. federal, U.S. state, and foreign income tax returns. As of June 30, 2019, tax years 2004-2019 remain subject to examination in the jurisdictions where the Company operates.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its unrecognized tax benefits as a result of tax examinations or lapses of statute of limitations. The change in unrecognized tax benefits may range up to $12 million.
Note 8: Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, restricted stock units, and convertible notes.

Continues on next page
Lam Research Corporation 2019 10-K 73

The following table reconciles the numerators and denominators of the basic and diluted computations for net income per share.

	Year Ended
	June 30, 2019	June 24, 2018		June 25, 2017
	(in thousands, except per share data)
Numerator:
Net income	$2,191,430	$2,380,681		$1,697,763
Denominator:
Basic average shares outstanding	152,478	161,643		162,222
Effect of potential dilutive securities:
Employee stock plans	1,323	2,312		2,058
Convertible notes	5,610	12,258	(1)	16,861	(1)
Warrants	504	4,569		2,629
Diluted average shares outstanding	159,915	180,782		183,770
Net income per share - basic	$14.37	$14.73		$10.47
Net income per share - diluted	$13.70	$13.17		$9.24

(1)	Diluted shares outstanding do not include any effect resulting from note hedges associated with the Company’s 2018 Notes as their impact would have been anti-dilutive.
For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
	(in thousands)
Options and RSUs	578	34	34

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
Lam Research Corporation 2019 10-K 74

Level 3: Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities and based on non-binding, broker-provided price quotes and may not have been corroborated by observable market data.
The Company’s primary financial instruments include its cash, cash equivalents, investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and foreign currency related derivative instruments. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of capital lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 14 - Long Term Debt and Other Borrowings for additional information regarding the fair value of the Company’s senior notes and convertible senior notes.
Investments
The following table sets forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of June 30, 2019, and June 24, 2018:

	June 30, 2019
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$467,460	$—	$—	$467,460	$462,310	$—	$5,150	$—
Time deposit	1,563,686	—	—	1,563,686	1,313,659	—	250,027	—
Level 1:
Money market funds	1,644,659	—	—	1,644,659	1,644,659	—	—	—
U.S. Treasury and agencies	465,655	283	(24)	465,914	86,981	378,933	—	—
Mutual funds	76,961	1,063	(283)	77,741	—	—	—	77,741
Level 1 total	2,187,275	1,346	(307)	2,188,314	1,731,640	378,933	—	77,741
Level 2:
Government-sponsored enterprises	16,005	5	(41)	15,969	—	15,969	—	—
Foreign government bonds	24,408	35	—	24,443	—	24,443	—	—
Corporate notes and bonds	1,466,167	2,310	(99)	1,468,378	150,610	1,317,768	—	—
Mortgage backed securities - residential	6,148	—	(4)	6,144	—	6,144	—	—
Mortgage backed securities - commercial	29,587	140	—	29,727	—	29,727	—	—
Level 2 total	1,542,315	2,490	(144)	1,544,661	150,610	1,394,051	—	—
Total	$5,760,736	$3,836	$(451)	$5,764,121	$3,658,219	$1,772,984	$255,177	$77,741

Continues on next page
Lam Research Corporation 2019 10-K 75

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

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. Additionally, the Company considers factors such as the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis.
During the fiscal year 2018, the Company recorded a $42.5 million other-than-temporary impairment charge on a portion of its available for sale investments as a result of a decision to sell selected investments held in foreign jurisdictions in conjunction with our cash repatriation strategy following the U.S. tax reform legislation. The Company did not recognize any losses on investments due to other-than-temporary impairments in fiscal year 2019 or 2017. Gross realized gains/(losses) from sales of investments were insignificant in the fiscal years 2019, 2018, and 2017.

Continues on next page
Lam Research Corporation 2019 10-K 76

The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	June 30, 2019
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
U.S. Treasury and agencies	$25,704	$(7)	$3,983	$(17)	$29,687	$(24)
Mutual funds	4,859	(78)	9,007	(205)	13,866	(283)
Government-sponsored enterprises	—	—	10,953	(41)	10,953	(41)
Corporate notes and bonds	67,984	(15)	40,455	(84)	108,439	(99)
Mortgage backed securities - residential	6,129	(4)	—	—	6,129	(4)
	$104,676	$(104)	$64,398	$(347)	$169,074	$(451)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities as of June 30, 2019, are as follows:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$4,842,996	$4,844,145
Due after one year through five years	331,707	333,019
Due in more than five years	41,612	41,756
	$5,216,315	$5,218,920

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

Continues on next page
Lam Research Corporation 2019 10-K 77

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
At inception and at each quarter-end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign exchange contracts due to changes in time value are included in the assessment of effectiveness. To qualify for hedge accounting, the hedge relationship must meet criteria relating to both the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the fiscal years ended June 30, 2019, June 24, 2018, or June 25, 2017 associated with forecasted transactions that failed to occur. There were no material gains or losses during the fiscal years ended June 24, 2018, or June 25, 2017 associated with ineffectiveness.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of June 30, 2019, the Company had a net loss of $2.2 million accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges which it expects to reclassify from other comprehensive income into earnings over the next 12 months. Additionally, as of June 30, 2019, the Company had a net loss of $2.1 million accumulated in other comprehensive income, net of tax, related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 5.7 years.
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
As of June 30, 2019, the Company had the following outstanding foreign currency contracts that were entered into under its cash flow and balance sheet hedge programs:

Continues on next page
Lam Research Corporation 2019 10-K 78

	Notional Value
	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:

	(in thousands)
Foreign currency forward contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	—	$115,844	$76,013	$36,732
Euro	43,776	—	23,964	—
Korean won	14,622	—	7,778	—
British pound sterling	—	—	45,783	—
Taiwan dollar	—	—	28,992	—
Swiss franc	—	—	26,694	—
Chinese renminbi	—	—	14,390	—
Indian rupee	—	—	9,473	—
Singapore dollar	—	—	8,874	—
	$58,398	$115,844	$241,961	$36,732
The fair value of derivative instruments in the Company’s Consolidated Balance Sheet as of June 30, 2019, and June 24, 2018, were as follows:

	June 30, 2019				June 24, 2018
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	$119	Accrued expenses and other current liabilities	$2,756	Prepaid expense and other assets	$7,581	Accrued expenses and other current liabilities	$8,866
Interest rate contracts, short-term		—	Accrued expenses and other current liabilities	5,149		—	Accrued expenses and other current liabilities	7,468
Interest rate contracts, long-term	Other assets	1,537		—		—	Other long-term liabilities	23,720
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	1,249	Accrued expenses and other current liabilities	748	Prepaid expense and other assets	111	Accrued expenses and other current liabilities	32
Total derivatives		$2,905		$8,653		$7,692		$40,086

Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of June 30, 2019, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be an offset to assets and liabilities by $2.4 million, resulting in a net derivative asset of $0.5 million and net derivative liability of $6.2 million. As of June 24, 2018, the potential effect of rights of offset associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $5.6 million, resulting in a

Continues on next page
Lam Research Corporation 2019 10-K 79

net derivative asset of $2.1 million and a net derivative liability of $34.4 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.
The effect of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”), was as follows:

		Year Ended June 30, 2019		Year Ended June 24, 2018
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	(Loss) Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Income

Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign exchange contracts	Revenue	$8,143	$10,821	$(8,305)	$(11,284)
Foreign exchange contracts	Cost of goods sold	(3,801)	(5,949)	57	5,218
Foreign exchange contracts	SG&A	(1,618)	(2,321)	558	2,654
Interest rate contracts	Other expense, net	—	(134)	—	(126)
		$2,724	$2,417	$(7,690)	$(3,538)
The effect of derivative instruments not designated as cash flow hedges on the Company’s Consolidated Statement of Operations was as follows:

		Year Ended
		June 30, 2019	June 24, 2018
Derivatives Not Designated as Hedging Instruments:	Location of Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income
		(in thousands)
Foreign exchange contracts	Other income	$4,124	$7,756

Continues on next page
Lam Research Corporation 2019 10-K 80

The following table presents the effect of the fair value cash flow hedge accounting on the Statement of Financial Performance as well as presents the location and amount of gain/(loss) recognized in Income on fair value and cash flow hedging relationships:

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Year ended
	June 30, 2019
	Revenue	Cost of Goods Sold	Selling, General and Administrative	Other Income (Expense)
	(in thousands)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded:
	$9,653,559	$5,295,100	$702,407	$(18,161)

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20:
Interest contracts:
Hedged items	—	—	—	(27,577)
Derivatives designated as hedging instruments	—	—	—	27,577

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	10,821	(5,949)	(2,321)	—
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive income into income	—	—	—	(134)

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

Continues on next page
Lam Research Corporation 2019 10-K 81

As of June 30, 2019, four customers accounted for approximately 18%, 15%, 11%, and 10%, of accounts receivable, respectively. As of June 24, 2018, four customers accounted for approximately 24%, 17%, 10%, and 10% of accounts receivable, respectively. No other customers accounted for more than 10% of accounts receivable, respectively. The Company’s balance and transactional activity for its allowance for doubtful accounts is not material as of and for the twelve months ended June 30, 2019, June 24, 2018, and June 25, 2017.
Note 10: Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	June 30, 2019	June 24, 2018
	(in thousands)
Raw materials	$994,738	$916,438
Work-in-process	174,219	222,921
Finished goods	371,183	736,803
	$1,540,140	$1,876,162

Note 11: Property and Equipment
Property and equipment, net, consist of the following:

	June 30, 2019	June 24, 2018
	(in thousands)
Manufacturing and engineering equipment	$1,039,454	$911,140
Buildings and improvements	664,061	530,032
Computer and computer-related equipment	190,974	182,451
Office equipment, furniture and fixtures	82,115	66,378
Land	46,155	46,155
	2,022,759	1,736,156
Less: accumulated depreciation and amortization	(963,682)	(833,609)
	$1,059,077	$902,547

Depreciation expense, including amortization of capital leases, during fiscal years 2019, 2018, and 2017, was $182.1 million, $165.2 million, and $152.3 million, respectively.
Note 12: Goodwill and Intangible Assets
Goodwill
The balance of goodwill was $1.5 billion as of June 30, 2019, and June 24, 2018, respectively. As of June 30, 2019, $61.1 million of the goodwill balance is tax deductible, and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law. No goodwill impairments were recognized in fiscal years 2019, 2018, or 2017. Refer to Note 20 - Business Combinations for information regarding goodwill additions during the fiscal year ended June 24, 2018.

Continues on next page
Lam Research Corporation 2019 10-K 82

Intangible Assets
The following table provides details of the Company’s intangible assets, other than goodwill:

	June 30, 2019			June 24, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$630,165	$(483,204)	$146,961	$630,220	$(433,309)	$196,911
Existing technology	669,399	(647,837)	21,562	669,520	(576,844)	92,676
Patents and other intangible assets	126,235	(77,808)	48,427	99,767	(71,518)	28,249
Total intangible assets	$1,425,799	$(1,208,849)	$216,950	$1,399,507	$(1,081,671)	$317,836
The Company recognized $127.3 million, $161.2 million, and $154.6 million in intangible asset amortization expense during fiscal years 2019, 2018, and 2017, respectively. No intangible asset impairments were recognized in fiscal years 2019, 2018, or 2017.
Refer to Note 20 - Business Combinations for information regarding intangible assets acquired during the fiscal year ended June 24, 2018.
The estimated future amortization expense of intangible assets as of June 30, 2019, was as follows:

Fiscal Year	Amount
(in thousands)
2020	$65,226
2021	63,986
2022	59,671
2023	15,241
2024	8,900
Thereafter	3,926
$216,950

Note 13: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2019	June 24, 2018
	(in thousands)
Accrued compensation	$336,090	$506,471
Warranty reserves	127,932	192,480
Income and other taxes payable	49,926	185,384
Dividend payable	158,868	174,372
Other	273,825	250,502
	$946,641	$1,309,209

Continues on next page
Lam Research Corporation 2019 10-K 83

Note 14: Long Term Debt and Other Borrowings
As of June 30, 2019, and June 24, 2018, the Company’s outstanding debt consisted of the following:

	June 30, 2019			June 24, 2018
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 2.75% Senior Notes Due March 15, 2020 (“2020 Notes”)	500,000		2.88%	500,000		2.88%
Fixed-rate 2.80% Senior Notes Due June 15, 2021 (“2021 Notes”)	800,000		2.95%	800,000		2.95%
Fixed-rate 3.80% Senior Notes Due March 15, 2025 (“2025 Notes”)	500,000		3.87%	500,000		3.87%
Fixed-rate 3.75% Senior Notes Due March 15, 2026 ("2026 Notes")	750,000		3.86%	—		—
Fixed-rate 4.00% Senior Notes Due March 15, 2029 ("2029 Notes")	1,000,000		4.09%	—		—
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 (“2041 Notes”)	212,349	(1)	4.28%	326,953	(1)	4.28%
Fixed-rate 4.875% Senior Notes Due March 15, 2049 ("2049 Notes")	750,000		4.93%	—		—
Commercial paper	—		—	360,000		2.33%	(2)
Total debt outstanding, at par	4,512,349			2,486,953
Unamortized discount	(73,191)			(85,196)
Fair value adjustment - interest rate contracts	(3,612)			(31,189)
Unamortized bond issuance costs	(5,535)			(1,820)
Total debt outstanding, at carrying value	$4,430,011			$2,368,748
Reported as:
Current portion of long-term debt and commercial paper	$662,308			$608,532
Long-term debt	3,767,703			1,760,216
Total debt outstanding, at carrying value	$4,430,011			$2,368,748

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

(2)	Represents the weighted-average effective interest rate for all outstanding balances as of the report date.
The Company’s contractual cash obligations relating to its outstanding debt as of June 30, 2019, were as follows:

Payments Due by Fiscal Year:
(in thousands)
2020 (1)	$712,349
2021	800,000
2022	—
2023	—
2024	—
Thereafter	3,000,000
Total	$4,512,349

(1)
As noted above, the conversion period for the 2041 Notes is open as of June 30, 2019. As there is the potential for conversion at the option of the holder, the principal balance of the 2041 Notes has been included in the one-year payment period.

Convertible Senior Notes
In June 2012, with the acquisition of Novellus, the Company assumed $700 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 15, 2041 (the “2041 Notes”). The Company pays cash interest at an annual rate of 2.625%, on a semi-annual basis on May 15 and November 15 of each year. The 2041 Notes also have a contingent interest payment provision that may require the Company to pay additional interest, up to 0.60% per year, based on certain thresholds, beginning with the semi-annual interest payment on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the 2041 Notes.
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

Continues on next page
Lam Research Corporation 2019 10-K 84

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
Under certain circumstances, the 2041 Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the table below. The principal value of the 2041 Note conversions in the fiscal year ended June 30, 2019, were $114.6 million. During the quarter ended June 30, 2019 and in the subsequent period through August 16, 2019, the Company received notice of conversion for an additional $27.9 million principal value of 2041 Notes, which will settle in the quarter ending September 29, 2019.
Selected additional information regarding the 2041 Notes outstanding as of June 30, 2019, and June 24, 2018, is as follows:

	2041 Notes
	June 30, 2019	June 24, 2018
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$160,604	$159,120
Carrying amount of temporary equity component, net of tax	$49,439	$78,192
Remaining amortization period (years)	21.9	22.9
Fair Value of Notes (Level 2)	$1,229,475
Conversion rate (shares of common stock per $1,000 principal amount of notes)	30.9197
Conversion price (per share of common stock)	$32.34
If-converted value in excess of par value	$1,020,965
Estimated share dilution using average quarterly stock price of $189.73 per share	5,447

Convertible Warrants
During the fiscal year 2019, the Company had warrants outstanding in connection with its 2018 convertible notes that matured in May 2018. The 7.6 million warrants were fully exercised during the fiscal year ended June 30, 2019, resulting in the issuance of approximately 4.1 million shares of the Company’s Common Stock.
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
On March 12, 2015, the Company completed a public offering of $500 million aggregate principal amount of the Company’s Senior Notes due March 15, 2020 (the “2020 Notes”) and $500 million aggregate principal amount of the Company’s Senior Notes due March 15, 2025 (the “2025 Notes”). The Company pays interest at an annual rate of 2.75% and 3.80% on the 2020 Notes and 2025 Notes, respectively, on a semi-annual basis on March 15 and September 15 of each year. During the year ended June 26, 2016, the Company entered into a series of interest rate contracts hedging the fair value of a portion of the 2025 Notes par value, whereby the Company receives a fixed rate and pays a variable rate based on a certain benchmark interest rate. Refer to Note 9 - Financial Instruments for additional information regarding these interest rate contracts.
On June 7, 2016, the Company completed a public offering of $800 million aggregate principal amount of Senior Notes due June 2021 (the “2021 Notes”). The Company pays interest at an annual rate of 2.80% on the 2021 Notes on a semi-annual basis on June 15 and December 15 of each year.
The Company may redeem the 2020, 2021, 2025, 2026, 2029 and 2049 Notes (collectively the “Senior Notes”) at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect to the Senior Notes and accrued and unpaid interest before February 15, 2020, for

Continues on next page
Lam Research Corporation 2019 10-K 85

the 2020 Notes, before May 15, 2021 for the 2021 Notes, before December 15, 2024 for the 2025 Notes, before January 15, 2026 for the 2026 Notes, before December 15, 2028 for the 2029 Notes, and before September 15, 2048 for the 2049 Notes. The Company may redeem the Senior Notes at par, plus accrued and unpaid interest at any time on or after February 15, 2020, for the 2020 Notes, on or after May 15, 2021 for the 2021 Notes, on or after December 24, 2024, for the 2025 Notes, on or after January 15, 2026 for the 2026 Notes, on or after December 15, 2028 for the 2029 Notes, and on or after September 15, 2048 for the 2049 Notes. In addition, upon the occurrence of certain events, as described in the indenture, the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the respective note, plus accrued and unpaid interest.
Selected additional information regarding the Senior Notes outstanding as of June 30, 2019, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2020 Notes	0.7	$500,855
2021 Notes	2.0	$806,232
2025 Notes	5.7	$528,895
2026 Notes	6.7	$786,915
2029 Notes	9.7	$1,063,670
2049 Notes	29.7	$828,188

Revolving Credit Facility
On March 12, 2014, the Company established an unsecured Credit Agreement. This agreement was amended on November 10, 2015 (the “Amended and Restated Credit Agreement”), October 13, 2017 (the “2nd Amendment”), and February 25, 2019 (the “3rd Amendment”). Under the Amended and Restated Credit Agreement (as amended by the 2nd and 3rd Amendment), the Company has a revolving credit facility of $1.25 billion with a syndicate of lenders with an expansion option that will allow the Company, subject to certain requirements, to request an increase in the facility of up to an additional $600.0 million, for a potential total commitment of $1.85 billion. The facility matures on October 13, 2022.
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (2) LIBOR multiplied by the statutory rate, plus a spread of 0.9% to 1.5%, in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants, and events of default. As of June 30, 2019, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. The net proceeds from the CP Program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. As of June 30, 2019, the Company had no outstanding borrowings under the CP Program.
Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, convertible notes, the term loan agreement, commercial paper, and the revolving credit facility during the fiscal years ended June 30, 2019, June 24, 2018, and June 25, 2017.

Continues on next page
Lam Research Corporation 2019 10-K 86

	Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
	(in thousands)
Contractual interest coupon	$100,712	$77,091	$95,195
Amortization of interest discount	3,937	12,225	22,873
Amortization of issuance costs	1,426	2,034	2,414
Effect of interest rate contracts, net	4,086	3	(4,756)
Total interest cost recognized	$110,161	$91,353	$115,726

The increase in interest expense during the 12 months ended June 30, 2019, is primarily the result of the issuance of $2.5 billion of Senior Notes in March 2019.
Note 15: Retirement and Deferred Compensation Plans
Employee Savings and Retirement Plan
The Company maintains a 401(k) retirement savings plan for its eligible employees in the United States. Each participant in the plan may elect to contribute from 1% to 75% of annual eligible earnings to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of earnings contributed. Employees participating in the 401(k) retirement savings plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $24.1 million, $21.4 million, and $15.2 million, in fiscal years 2019, 2018, and 2017, respectively.
Deferred Compensation Arrangements
The Company has an unfunded, non-qualified deferred compensation plan whereby certain executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among various mutual funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. Participants are able to elect the payment of benefits on a specified date at least three years after the opening of a deferral sub-account or upon retirement. Distributions are made in the form of lump sum or annual installments over a period of up to 20 years as elected by the participant. If no alternate election has been made, a lump sum payment will be made upon termination of a participant’s employment with the Company. As of June 30, 2019, and June 24, 2018, the liability of the Company to the plan participants was $207.0 million and $188.0 million, respectively, which was recorded in accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. As of June 30, 2019, and June 24, 2018, the Company had investments in the aggregate amount of $228.9 million and $209.0 million, respectively, which correlate to the deferred compensation obligations, which were recorded in other assets on the Consolidated Balance Sheets.
Post-Retirement Healthcare Plan
The Company maintains a post-retirement healthcare plan for certain executive and director retirees. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. The benefit obligation was $40.5 million and $37.2 million as of June 30, 2019, and June 24, 2018, respectively.
Note 16: Commitments and Contingencies
The Company has certain obligations to make future payments under various contracts; some of these are recorded on its balance sheet and some are not. Obligations that are recorded on the Company’s balance sheet include the Company’s capital lease obligations. Obligations that are not recorded on the Company’s balance sheet include contractual relationships for operating leases, purchase obligations, and certain guarantees. The Company’s commitments relating to capital leases and off-balance sheet agreements are included in the tables below. These amounts exclude $373.0 million of liabilities related to uncertain tax benefits because the Company is unable to reasonably estimate the ultimate amount or time of settlement. See Note 7 - Income Taxes for further discussion.

Continues on next page
Lam Research Corporation 2019 10-K 87

Capital Leases
Capital leases reflect building and office equipment leases. The Company’s contractual cash obligations relating to its existing capital leases, including interest, as of June 30, 2019, were as follows:

Payments Due by Fiscal Year (1):	Capital Leases
(in thousands)
2020	$7,729
2021	11,753
2022	5,669
2023	5,165
2024	4,932
Thereafter	14,801
Total	50,049
Interest on capital leases	16,697
Current portion of capital leases	4,858
Long-term portion of capital leases	$28,494

(1)
Excludes balances associated with the Company’s build-to-suit lease arrangements that are classified as capital leases in the Consolidated Balance Sheets, but for which cash payment is not anticipated.

Operating Leases and Related Guarantees
The Company leases the majority of its administrative, R&D and manufacturing facilities, regional sales/service offices, and certain equipment under non-cancelable operating leases. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters; Tualatin, Oregon campus; and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation. The Company’s rental expense for facilities occupied during fiscal years 2019, 2018, and 2017 was $28.1 million, $23.5 million, and $20.2 million, respectively.
The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “Operating Leases”). The Company is required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Consolidated Balance Sheet as of June 30, 2019.
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

Continues on next page
Lam Research Corporation 2019 10-K 88

The Company’s contractual cash obligations with respect to operating leases, excluding the residual value guarantees discussed above, as of June 30, 2019, were as follows:

Payments Due by Fiscal Year:	Operating Leases
(in thousands)
2020	$37,427
2021	23,277
2022	13,304
2023	6,752
2024	5,804
Thereafter	11,825
Total	$98,389

Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of June 30, 2019, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 30, 2019, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $42.5 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
In addition, the Company has entered into indemnification agreements with its officers and directors, consistent with its Bylaws and Certificate of Incorporation; and under local law, the Company may be required to provide indemnification to its employees for actions within the scope of their employment. Although the Company maintains insurance contracts that cover some of the potential liability associated with these indemnification agreements, there is no guarantee that all such liabilities will be covered. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under such indemnification agreements or statutory obligations.
Purchase Obligations
Purchase obligations consist of non-cancelable significant contractual obligations either on an annual basis or over multi-year periods. The contractual cash obligations and commitments table presented below contains the Company’s minimum obligations at June 30, 2019, under these arrangements and others. For obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided.

Continues on next page
Lam Research Corporation 2019 10-K 89

The Company’s commitments related to these agreements as of June 30, 2019, were as follows:

Payments Due by Fiscal Year:	Purchase Obligations
(in thousands)
2020	$345,498
2021	14,473
2022	14,473
2023	6,721
2024	6,721
Thereafter	36,675
Total	$424,561

Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.
Changes in the Company’s product warranty reserves were as follows:

	Year Ended
	June 30, 2019	June 24, 2018
	(in thousands)
Balance at beginning of period	$192,480	$161,981
Warranties issued during the period	249,737	235,252
Settlements made during the period	(307,079)	(196,680)
Changes in liability for pre-existing warranties	(7,206)	(8,073)
Balance at end of period	$127,932	$192,480

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
Note 17: Stock Repurchase Program
In November 2018, the Board of Directors authorized the Company to repurchase up to an additional $5.0 billion of Common Stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time. Funding for this repurchase program may be through a combination of cash on hand, cash generation, and borrowings. As of June 30, 2019, the Company has purchased approximately $2.0 billion of shares under this authorization, $0.5 billion via open market trading and $1.5 billion utilizing accelerated share repurchase arrangements.

Continues on next page
Lam Research Corporation 2019 10-K 90

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased		Total Cost of Repurchase	Average Price Paid Per Share(1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 24, 2018					$1,733,638
Quarter ended September 23, 2018	7,807		$1,733,530	$183.55	$108
Board authorization, $5.0 billion, November 2018	—		$—	$—	$5,000,000
Quarter ended December 23, 2018	1,683	(2)	$—	$—	$5,000,000
Quarter ended March 31, 2019	5,702	(2)	$861,506	$168.78	$4,138,494
Quarter ended June 30, 2019	5,867		$1,104,994	$185.16	$3,033,500

(1)	Average price paid per share excludes effect of accelerated share repurchases; see additional disclosure below regarding the Company’s accelerated share repurchase activity during the fiscal year.

(2)
Includes shares received at final settlement of accelerated share repurchase agreements; see additional disclosures below regarding the Company’s accelerated share repurchase activity during the fiscal year.

In addition to the shares repurchased under the Board-authorized repurchase program shown above, the Company acquired 0.5 million shares at a total cost of $80.5 million during the 12 months ended June 30, 2019, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
Accelerated Share Repurchase Agreements
On June 4, 2019, the Company entered into four separate accelerated share repurchase agreements (collectively, the "June 2019 ASR") with two financial institutions to repurchase a total of $750 million of Common Stock. The Company took an initial delivery of approximately 3.1 million shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on June 4, 2019. The total number of shares received under the June 2019 ASR will be based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the June 2019 ASR is anticipated to occur no later than November 20, 2019.
On January 31, 2019, the Company entered into two separate accelerated share repurchase agreements (collectively, the "January 2019 ASR") with two financial institutions to repurchase a total of $760 million of Common Stock. The Company took an initial delivery of approximately 3.3 million shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on January 30, 2019. The total number of shares received under the January 2019 ASR was based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the agreements occurred during May 2019, resulted in the receipt of approximately 0.8 million additional shares, which yielded a weighted-average share price of approximately $182.32 for the transaction period.
On August 15, 2018, the Company entered into four separate accelerated share repurchase agreements (collectively, the " August 2018 ASR") with two financial institutions to repurchase a total of $1.4 billion of Common Stock. The Company took an initial delivery of approximately 5.8 million shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on August 14, 2018. The total number of shares received under the August 2018 ASR was based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of two of the agreements occurred during the quarter ended December 23, 2018. Approximately 1.7 million shares were received at final settlement, which resulted in a weighted-average share price of approximately $148.72 for the transaction period. The remaining two agreements settled during the quarter ended March 31, 2019, resulting in the receipt of approximately 1.8 million additional shares, which yielded a weighted-average share price of approximately $146.00 for the transaction period.

Continues on next page
Lam Research Corporation 2019 10-K 91

Note 18: Comprehensive Income (Loss)
The components of accumulated other comprehensive loss, net of tax at the end of June 30, 2019, as well as the activity during the fiscal year ended June 30, 2019, were as follows:

	Accumulated Foreign Currency Translation Adjustment		Accumulated Unrealized Gain or Loss on Cash Flow Hedges		Accumulated Unrealized Holding Gain or Loss on Available-For- Sale Investments		Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance as of June 24, 2018	$(32,722)		$(4,042)		$(1,190)		$(19,495)	$(57,449)
Other comprehensive (loss) income before reclassifications	(9,470)		2,860		3,535		(1,153)	(4,228)
Losses (gains) reclassified from accumulated other comprehensive income (loss) to net income	2,822	(1)	(2,749)	(2)	(199)	(1)	—	(126)
Effects of ASU 2018-02 adoption	—		(399)		—		(1,828)	(2,227)
Net current-period other comprehensive income (loss)	(6,648)		(288)		3,336		(2,981)	(6,581)
Balance as of June 30, 2019	$(39,370)		$(4,330)		$2,146		$(22,476)	$(64,030)

(1)	Amount of after-tax gain reclassified from accumulated other comprehensive income into net income located in other expense, net.

(2)
Amount of after-tax gain reclassified from accumulated other comprehensive income into net income located in revenue: $9.6 million gain; cost of goods sold: $5.0 million loss; selling, general, and administrative expenses: $1.7 million loss; and other income and expense: $0.1 million loss.

Tax related to other comprehensive income, and the components thereto, for the years ended June 30, 2019, June 24, 2018 and June 25, 2017 was not material.
Note 19: Segment, Geographic Information, and Major Customers
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

Continues on next page
Lam Research Corporation 2019 10-K 92

Revenues and long-lived assets by geographic region were as follows:

	Year Ended
	June 30, 2019	June 24, 2018	June 25, 2017
Revenue:	(in thousands)
Korea	$2,205,348	$3,832,798	$2,480,329
China	2,161,440	1,784,436	1,023,195
Japan	1,969,869	1,882,799	1,041,969
Taiwan	1,596,261	1,397,978	2,095,669
United States	748,601	820,438	629,937
Southeast Asia	615,813	781,360	401,877
Europe	356,227	577,189	340,644
Total revenue	$9,653,559	$11,076,998	$8,013,620

	June 30, 2019	June 24, 2018	June 25, 2017
Long-lived assets:	(in thousands)
United States	$933,054	$784,469	$575,264
Europe	72,928	73,336	77,211
Korea	28,200	24,312	19,982
China	6,844	5,466	1,906
Taiwan	6,759	7,922	7,970
Japan	5,750	3,327	1,083
Southeast Asia	5,542	3,715	2,179
	$1,059,077	$902,547	$685,595

In fiscal year 2019, four customers accounted for approximately 15%, 14%, 14%, and 14% of total revenues, respectively. In fiscal year 2018, five customers accounted for approximately 25%, 14%, 14%, 13%, and 12% of total revenues, respectively. In fiscal year 2017, five customers accounted for approximately 23%, 16%, 12%, 11%, and 10% of total revenues, respectively. No other customers accounted for more than 10% of total revenues.
Note 20: Business Combinations
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

Continues on next page
Lam Research Corporation 2019 10-K 93

The Company elected to close the measurement period as of June 24, 2018. The operating results of the acquired entity, from the date of acquisition, have been included in the Company’s Consolidated Financial Statements for fiscal years ended June 24, 2018 and June 30, 2019. Goodwill represents the excess of the purchase price over the net tangible and identifiable intangible assets acquired. None of the goodwill recognized is deductible for income tax purposes.

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
During the years ended June 24, 2018, and June 25, 2017, the Company expensed as incurred acquisition-related costs of $2.9 million and $9.8 million, respectively, within selling, general, and administrative expense in the Consolidated Statement of Operations. No acquisition-related costs were recognized during the year ended June 30, 2019.

Continues on next page
Lam Research Corporation 2019 10-K 94

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lam Research Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lam Research Corporation (the “Company“) as of June 30, 2019 and June 24, 2018, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders‘ equity, for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and June 24, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 20, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 and 3 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers in the year ended June 30, 2019 due to the adoption of ASU No. 2014‑09, Revenue from Contracts with Customers, as amended.
Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Continues on next page
Lam Research Corporation 2019 10-K 95

Revenue Recognition Accounting Standard Adoption

Description of the Matter
As described above and more fully described in Notes 2 and 3 to the consolidated financial statements, the Company adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) on the first day of the fiscal year ended June 30, 2019, using the modified retrospective approach. Under ASC 606, the Company recognizes revenue when it determines control has passed to the customer, which includes judgment to determine when product specifications are met and the Company has right to payment.

The implementation resulted in changes in the timing of recognition of system sales. This change required the exercise of auditor judgment in evaluating management’s determination of when control has passed to the customer, and the determination of the cumulative effect of adoption of ASC 606.

How We Addressed the Matter in Our Audit
We evaluated and tested the Company’s processes and the design and operating effectiveness of internal controls addressing the identified audit risks. This included controls over management’s assessment of when control of goods transferred to the customer and over the calculation and recording of the cumulative effect adjustment recorded at the date of adoption, which resulted from the change in timing of revenue recognition.

Our audit procedures included, among others, evaluating management’s revenue recognition policy reflecting management’s determination of when control has passed to the customer, evaluating the data and assumptions used in management’s judgment over when transfer of control has occurred, and testing the transfer of control by agreeing relevant information, including associated terms and conditions, to underlying contracts entered into by the Company. We tested if the cumulative effect adjustment made under the modified retrospective adoption approach was in accordance with ASC 606, including testing the mathematical accuracy, and assessed the completeness of the financial statement disclosures. We also performed procedures to address the completeness and accuracy of the underlying data used in the calculations and the Company’s disclosures.

Inventory - Valuation

Description of the Matter
The Company’s inventories totaled $1.5 billion as of June 30, 2019, representing 13% of total assets. As explained in Note 2 to the consolidated financial statements, the Company assesses the valuation of all inventories including manufacturing raw materials, work-in-process, finished goods, and spare parts in each reporting period. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated net realizable value if less than cost.

Auditing management’s estimates for excess and obsolete inventory involved subjective auditor judgment because management’s assessment of whether a write down is required and the measurement of any excess of cost over net realizable value is judgmental and considers a number of qualitative factors that are affected by market and economic conditions outside the Company’s control.

How We Addressed the Matter in Our Audit
We evaluated and tested the Company’s processes and the design and operating effectiveness of internal controls addressing the identified audit risks. This included controls over management’s assessment of inventory valuation, including the development of forecasted usage of inventories and consideration of how factors outside of the Company’s control might affect management’s judgment related to the valuation of excess and obsolete inventory.

Our audit procedures included, among others, evaluating the significant assumptions (e.g., forecasts related to the Company’s future manufacturing schedules, customer demand, technological and/or market obsolescence, and possible alternative uses) and the underlying data used in management’s excess and obsolete inventory valuation assessment. We evaluated inventory levels compared to forecasted demand, historical sales and specific product considerations. We also assessed the historical accuracy of management’s estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1981.
San Jose, California
August 20, 2019

Continues on next page
Lam Research Corporation 2019 10-K 96

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lam Research Corporation
Opinion on Internal Control over Financial Reporting
We have audited Lam Research Corporation’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lam Research Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2019 and June 24, 2018, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders‘ equity, for each of the three years in the period ended June 30, 2019, and the related notes and our report dated August 20, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Jose, California
August 20, 2019

Continues on next page
Lam Research Corporation 2019 10-K 97

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
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective, as of June 30, 2019, at the reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Controls — Integrated Framework used by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2019, at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Ernst & Young LLP, an independent registered public accounting firm, audited the financial statements included in this 2019 Form 10-K and has issued an attestation report on the Company’s internal control over financial reporting, as stated in their report, which is included in Part II, Item 8 of this 2019 Form 10-K.
Effectiveness of Controls
While we believe the present design of our disclosure controls and procedures and internal control over financial reporting is effective at the reasonable assurance level, future events affecting our business may cause us to modify our disclosure controls and procedures or internal controls over financial reporting.

Item 9B.	Other Information
None.

Continues on next page
Lam Research Corporation 2019 10-K 98

PART III
We have omitted from this 2019 Form 10-K certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the SEC within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders expected to be held on or about November 5, 2019, (the “Proxy Statement”), and certain information included in the Proxy Statement is incorporated into this report by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
For information regarding our executive officers, see Part I, Item 1 of this 2019 Form 10-K under the caption “Information about our Executive Officers,” which information is incorporated into Part III by reference.
The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Voting Proposals — Proposal No. 1: Election of Directors — 2019 Nominees for Director.”
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
The information required by this Item is incorporated by reference to our Proxy Statement under the headings “Audit Matters — Certain Relationships and Related Party Transactions” and “Governance Matters — Corporate Governance — Director Independence Policies.”

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
Lam Research Corporation 2019 10-K 99

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

Continues on next page
Lam Research Corporation 2019 10-K 100

LAM RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2019
EXHIBIT INDEX

Exhibit	Description
3.1
Restated Certificate of Incorporation of the Registrant, (including Certificate and Designation, Preferences and Rights of Series A Junior Participating Preferred Stock), dated November 22, 2016 which is incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 30, 2017 (SEC File No. 000-12933).

3.2
Bylaws of the Registrant, as amended and restated, dated May 8, 2019 which is incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 13, 2019 (SEC File No. 000-12933).

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

4.6
Third Supplemental Indenture, dated as of March 4, 2019 by and between Lam Research Corporation and the Bank of New York Mellon Trust Company, N.A. as trustee which is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 4, 2019 (SEC File No. 000-12933).

4.7	Form of 3.750% Senior Notes due March 15, 2026 which is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 4, 2019 (SEC File No. 000-12933).
4.8	Form of 4.000% Senior Notes due March 15, 2029 which is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 4, 2019 (SEC File No. 000-12933).
4.9	Form of 4.875% Senior Notes due March 15, 2049 which is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 4, 2019 (SEC File No. 000-12933).
4.10	Description of Common Stock
10.1*	Form of Indemnification Agreement which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1988 (SEC File No. 000-12933).
10.2*	Form of Indemnification Agreement which is incorporated by reference to Exhibit 10.148 to the Registrant’s Current Report on Form 8-K filed on November 13, 2008 (SEC File No. 000-12933).
10.3*	Form of Indemnification Agreement which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2012 (SEC File No. 000-12933).
10.4*
Form of Novellus Directors and Officers Indemnification Agreement which is incorporated by reference to Exhibit 10.1 to Novellus’ Current Report on Form 10-Q filed on August 13, 2002 (SEC File No. 000-17157).

10.5
Binding Memorandum of Understanding between Novellus, and Applied Materials, Inc., effective as of September 3, 2004 which is incorporated by reference to Exhibit 99.1 to Novellus’ Current Report on Form 8-K filed on September 24, 2004 (SEC File No. 000-17157). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.6*
Novellus Amended Executive Voluntary Deferred Compensation Plan, as amended which is incorporated by reference to Exhibit 10.28 to Novellus’ Quarterly Report on Form 10-Q filed on November 5, 2008 (SEC File No. 000-17157).

Continues on next page
Lam Research Corporation 2019 10-K 101

Exhibit	Description
10.7*
Novellus Accelerated Stock Vesting Retirement Plan Summary which is incorporated by reference to Exhibit 10.30 to Novellus’ Quarterly Report on Form 10-Q filed on November 2, 2010 (SEC File No. 000-17157).

10.8*
Novellus Systems, Inc. 2011 Stock Incentive Plan, as amended July 18, 2012 which is incorporated by reference to Exhibit 10.172 to the Registrant’s Annual Report on Form 10-K filed on August 22, 2012 (SEC File No. 000-12933).

10.9*
Form of Nonstatutory Stock Option Award Agreement (U.S. Participants) — Lam Research Corporation 2007 Stock Incentive Plan which is incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on February 6, 2014 (SEC File No. 000-12933).

10.10*
Form of Nonstatutory Stock Option Award Agreement (International Participants) — Lam Research Corporation 2007 Stock Incentive Plan which is incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on February 6, 2014 (SEC File No. 000-12933).

10.11*
Form of Nonstatutory Stock Option Award Agreement (U.S. Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended) which is incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on February 6, 2014 (SEC File No. 000-12933).

10.12*
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

10.14*
Employment Agreement with Timothy M. Archer, dated January 2, 2018 which is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 8, 2018 (SEC File No. 000-12933).

10.15*
Employment Agreement with Douglas R. Bettinger, dated January 2, 2018 which is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 8, 2018 (SEC File No. 000-12933).

10.16*
Employment Agreement with Richard A. Gottscho, dated January 2, 2018 which is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 8, 2018 (SEC File No. 000-12933).

10.17*	Form of Change in Control Agreement which is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 8, 2018 (SEC File No. 000-12933).
10.18	Form of Confidentiality Agreement which is incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on February 3, 2015 (SEC File No. 000-12933).
10.19*
Form of Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.244 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).

10.20*
Form of Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.245 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).

10.21*
Form of Restricted Stock Unit Award Agreement (Outside Directors) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.246 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).

10.22*
Form of Option Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.247 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).

10.23*
Form of Option Award Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.248 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).

10.24*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.249 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).

10.25*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.250 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).

10.26
Amendment and Restatement Agreement, dated November 10, 2015 among Lam Research Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders listed therein, and all exhibits and schedules attached thereto which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2015 (SEC File No. 000-12933).

Continues on next page
Lam Research Corporation 2019 10-K 102

Exhibit	Description
10.27
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

10.28*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 25, 2016 (SEC File No. 000-12933).

10.29*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on October 25, 2016 (SEC File No. 000-12933).

10.30*	Form of Indemnification Agreement which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 24, 2017 (SEC File No. 000-12933).
10.31
Amendment No. 2 to Amended and Restated Credit Agreement dated October 13, 2017, among Lam Research Corporation, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2017 (SEC File No. 000-12933).

10.32
Form of Commercial Paper Dealer Agreement 4(a)(2) Program between Lam Research Corporation, as issuer, and the dealer which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2017 (SEC File No. 000-12933).

10.33*
Amendment to Employment Agreement with Timothy M. Archer, dated March 16, 2018 which is incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on August 14, 2018 (SEC File No. 000-12933).

10.34*
Lam Research Corporation 2007 Stock Incentive Plan, as amended, which is incorporated by reference to Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K filed on August 27, 2013 (SEC File No. 000-12933).

10.35*
Lam Research Corporation Elective Deferred Compensation Plan which is incorporated by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K filed on August 19, 2011 (SEC File No. 000-12933)

10.36*
Lam Research Corporation Elective Deferred Compensation Plan II which is incorporated by reference to Exhibit 4.17 to the Registrant’s Annual Report on Form 10-K filed on August 19, 2011 (SEC File No. 000-12933)

10.37
Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended which is incorporated by reference to Exhibit 4.20 to the Registrant’s Quarterly Report on Form 10-Q filed on January 31, 2013 (SEC File No. 000-12933).

10.38*
2004 Executive Incentive Plan, as Amended and Restated which is incorporated by reference to Exhibit 4.23 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).

10.39*	2015 Stock Incentive Plan which is incorporated by reference to Exhibit 4.24 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).
10.40*
Form of Market-Based-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 23, 2018 (SEC File No 000-12933).

10.41*
Form of Market-Based-Based Performance Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on October 23, 2018 (SEC File No 000-12933).

10.42*
Amendment to Employment Agreement with Douglas R. Bettinger, dated November 30, 2018 which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2018 (SEC File No. 000-12933).

10.43
Amendment No. 3 to Amended and Restated Credit Agreement, dated February 25, 2019, among Lam Research Corporation, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2019 (SEC File No. 000-12933).

10.44*
Form of Restricted Stock Unit Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2019 (SEC File No. 000-12933).

10.45*
Form of Restricted Stock Unit Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2019 (SEC File No. 000-12933).

10.46*
Form of Restricted Stock Unit Agreement (Outside Directors) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2019 (SEC File No. 000-12933).

Continues on next page
Lam Research Corporation 2019 10-K 103

Exhibit	Description
10.47*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2019 (SEC File No. 000-12933).

10.48*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2019 (SEC File No. 000-12933).

10.49*
Amendment to Employment Agreement with Timothy M. Archer dated August 8, 2019 which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 14, 2019 (SEC File No. 000-12933).

20
Notice of Adjustment of Conversion Rate pursuant to the indenture dated May 10, 2011, by and between Novellus Systems Incorporated and The Bank of New York Mellon Trust company, N.A. as Trustee with respect to the 2.625% Senior Convertible Notes Due 2041 which is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2019 (SEC File No. 000-12933).

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
Lam Research Corporation 2019 10-K 104

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 20, 2019	LAM RESEARCH CORPORATION (Registrant)

By:		/s/ Timothy M. Archer
Timothy M. Archer
President and Chief Executive Officer

Continues on next page
Lam Research Corporation 2019 10-K 105

POWER OF ATTORNEY AND SIGNATURES
By signing this Annual Report on Form 10-K below, I hereby appoint each of Timothy M. Archer and Douglas R. Bettinger, jointly and severally, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf and to file this Form 10-K (including all exhibits and other related documents) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
Principal Executive Officer

/s/ Timothy M. Archer	President, Chief Executive Officer and Director	August 20, 2019
Timothy M. Archer

Principal Financial Officer and Principal Accounting Officer

/s/ Douglas R. Bettinger	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer	August 20, 2019
Douglas R. Bettinger

Other Directors
Signatures	Title	Date	Signatures	Title	Date

/s/ Stephen G. Newberry	Chairman	August 20, 2019	/s/ Catherine P. Lego	Director	August 20, 2019
Stephen G. Newberry			Catherine P. Lego

/s/ Sohail U. Ahmed	Director	August 20, 2019	/s/ Bethany J. Mayer	Director	August 20, 2019
Sohail U. Ahmed			Bethany J. Mayer

/s/ Eric K. Brandt	Director	August 20, 2019	/s/ Abhi Talwalkar	Director	August 20, 2019
Eric K. Brandt			Abhijit Y. Talwalkar

/s/ Michael R. Cannon	Director	August 20, 2019	/s/ Lih Shyng Tsai	Director	August 20, 2019
Michael R. Cannon			Lih Shyng (Rick L.) Tsai

/s/ Youssef A. El-Mansy	Director	August 20, 2019	/s/ Leslie F. Varon	Director	August 20, 2019
Youssef A. El-Mansy			Leslie F. Varon

/s/ Christine A. Heckart	Director	August 20, 2019
Christine A. Heckart

Continues on next page
Lam Research Corporation 2019 10-K 106