Form 10-Q
period 2019-09-29
LAM RESEARCH CORP
filed 2019-10-29
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of October 25, 2019, the Registrant had 145,078,888 shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 29, 2019	September 23, 2018
Revenue	$2,165,746	$2,330,691
Cost of goods sold	1,184,036	1,272,493
Gross margin	981,710	1,058,198
Research and development	286,827	291,672
Selling, general, and administrative	157,428	174,775
Total operating expenses	444,255	466,447
Operating income	537,455	591,751
Other expense, net	(12,728)	(377)
Income before income taxes	524,727	591,374
Income tax expense	(58,938)	(58,014)
Net income	$465,789	$533,360
Net income per share:
Basic	$3.22	$3.43
Diluted	$3.09	$3.23
Number of shares used in per share calculations:
Basic	144,673	155,658
Diluted	150,682	165,327

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	September 29, 2019	September 23, 2018
Net income	$465,789	$533,360
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(8,698)	(6,261)
Cash flow hedges:
Net unrealized (losses) gains during the period	(691)	6,866
Net losses reclassified into earnings	1,350	1,148
	659	8,014
Available-for-sale investments:
Net unrealized losses during the period	(1,000)	(287)
Net losses (gains) reclassified into earnings	390	(3)
	(610)	(290)
Defined benefit plans, net change in unrealized component	119	(1,743)
Other comprehensive loss, net of tax	(8,530)	(280)
Comprehensive income	$457,259	$533,080

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 29, 2019	June 30, 2019
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$4,607,182	$3,658,219
Investments	983,650	1,772,984
Accounts receivable, less allowance for doubtful accounts of $5,226 as of September 29, 2019, and $5,021 as of June 30, 2019	1,635,643	1,455,522
Inventories	1,483,385	1,540,140
Prepaid expenses and other current assets	124,755	133,544
Total current assets	8,834,615	8,560,409
Property and equipment, net	1,030,168	1,059,077
Restricted cash and investments	254,654	255,177
Goodwill	1,484,392	1,484,597
Intangible assets, net	206,256	216,950
Other assets	533,417	425,123
Total assets	$12,343,502	$12,001,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$415,808	$376,561
Accrued expenses and other current liabilities	990,035	946,641
Deferred profit	406,681	381,317
Current portion of long-term debt and finance lease obligations	645,158	667,131
Total current liabilities	2,457,682	2,371,650
Long-term debt and finance lease obligations, less current portion	3,788,089	3,822,768
Income taxes payable	856,895	892,790
Other long-term liabilities	261,890	190,821
Total liabilities	7,364,556	7,278,029
Commitments and contingencies
Temporary equity, convertible notes	42,553	49,439
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares; issued and outstanding, 144,871 shares at September 29, 2019, and 144,433 shares at June 30, 2019	145	144
Additional paid-in capital	6,456,492	6,409,405
Treasury stock, at cost; 140,970 shares at September 29, 2019, and 140,573 shares at June 30, 2019	(11,680,689)	(11,602,573)
Accumulated other comprehensive loss	(72,560)	(64,030)
Retained earnings	10,233,005	9,930,919
Total stockholders’ equity	4,936,393	4,673,865
Total liabilities and stockholders’ equity	$12,343,502	$12,001,333
(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	September 29, 2019	September 23, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$465,789	$533,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,664	79,805
Deferred income taxes	(2,992)	(83,501)
Equity-based compensation expense	42,905	50,343
Amortization of note discounts and issuance costs	1,675	1,245
Other, net	4,026	2,191
Changes in operating assets and liabilities	(112,020)	136,843
Net cash provided by operating activities	464,047	720,286
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(39,256)	(56,098)
Purchases of available-for-sale securities	(147,632)	(749,829)
Maturities of available-for-sales securities	600,347	70,216
Sales of available-for-sale securities	337,763	67,030
Other, net	(540)	(3,650)
Net cash provided by (used for) investing activities	750,682	(672,331)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(28,965)	(79,831)
Net repayments of commercial paper	—	(86)
Treasury stock purchases	(78,132)	(1,735,895)
Dividends paid	(158,868)	(174,372)
Proceeds from issuance of common stock	3,869	—
Other, net	—	(9)
Net cash used for financing activities	(262,096)	(1,990,193)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,193)	(2,311)
Net increase (decrease) in cash, cash equivalents, and restricted cash	948,440	(1,944,549)
Cash, cash equivalents, and restricted cash at beginning of period	3,913,396	4,768,558
Cash, cash equivalents, and restricted cash at end of period	$4,861,836	$2,824,009
Schedule of non-cash transactions:
Accrued payables for stock repurchases	13	162
Accrued payables for capital expenditures	30,333	36,613
Dividends payable	166,721	167,907
Transfers of inventory to property and equipment, net	13,997	25,613

Reconciliation of cash, cash equivalents, and restricted cash	September 29, 2019	September 23, 2018
Cash and cash equivalents	$4,607,182	$2,568,085
Restricted cash and investments	254,654	255,924
Total cash, cash equivalents, and restricted cash	$4,861,836	$2,824,009

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	September 29, 2019
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2019	144,433	$144	$6,409,405	$(11,602,573)	$(64,030)	$9,930,919	$4,673,865
Sale of common stock	111	—	3,869	—	—	—	3,869
Purchase of treasury stock	(397)	—	—	(78,116)	—	—	(78,116)
Equity-based compensation expense	—	—	42,905	—	—	—	42,905
Effect of conversion of convertible notes	724	1	(6,573)	—	—	—	(6,572)
Reclassification from temporary to permanent equity	—	—	6,886	—	—	—	6,886
Adoption of ASU 2016-02	—	—	—	—	—	3,018	3,018
Net income	—	—	—	—	—	465,789	465,789
Other comprehensive loss	—	—	—	—	(8,530)	—	(8,530)
Cash dividends declared ($1.15 per common share)	—	—	—	—	—	(166,721)	(166,721)
Balance at September 29, 2019	144,871	$145	$6,456,492	$(11,680,689)	$(72,560)	$10,233,005	$4,936,393

	Three Months Ended
	September 23, 2018
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 24, 2018	156,892	$157	$6,144,425	$(7,846,476)	$(57,449)	$8,261,194	$6,501,851
Sale of common stock	32	—	—	—	—	—	—
Purchase of treasury stock	(7,808)	(8)	—	(1,735,933)	—	—	(1,735,941)
Equity-based compensation expense	—	—	50,343	—	—	—	50,343
Effect of conversion of convertible notes	1,962	2	(19,114)	—	—	—	(19,112)
Exercise of warrants	2,306	2	(10)	—	—	—	(8)
Reclassification from temporary to permanent equity	—	—	19,380	—	—	—	19,380
Adoption of ASU 2014-09	—	—	—	—	—	139,355	139,355
Adoption of ASU 2016-16	—	—	—	—	—	(443)	(443)
Adoption of ASU 2018-02	—	—	—	—	(2,227)	2,227	—
Net income	—	—	—	—	—	533,360	533,360
Other comprehensive income	—	—	—	—	1,947	—	1,947
Cash dividends declared ($1.10 per common share)	—	—	—	—	—	(167,907)	(167,907)
Balance at September 23, 2018	153,384	$153	$6,195,024	$(9,582,409)	$(57,729)	$8,767,786	$5,322,825

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2019
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 30, 2019, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2019 (the “2019 Form 10-K”). The Company’s reports on Form 10-K, Form 10-Q and Form 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts its reports on Form 10-K, Form 10-Q and Form 8-K on its corporate website at http://investor.lamresearch.com. The content on any website referred to in this Form 10-Q is not a part of or incorporated by reference in this Form 10-Q unless expressly noted.
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 28, 2020 and includes 52 weeks. The quarters ended September 29, 2019 (the “September 2019 quarter”) and September 23, 2018 (the “September 2018 quarter”) included 13 weeks.
Reclassifications: Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases.” The amendment establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. In January 2018 and July 2018 the FASB issued ASU 2018-01 and ASU 2018-11 amending the effects of ASU 2016-02, which in combination with ASU 2016-02 were codified as Accounting Standard Codification topic 842 (“ASC 842”). The Company adopted ASC 842 on the first day of the current fiscal year, July 1, 2019, under the modified-retrospective approach, applying the amendments to prospective reporting periods. Results for reporting periods beginning on or after July 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under ASC 840.
The Company elected the package of practical expedients that allowed the Company not to reassess (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct lease costs for existing leases. The Company did not elect to use hindsight in connection with the adoption of ASC 842.
The Company adopted ASC 842 by recording operating right-of-use assets of $110.8 million, net of deferred rent liabilities of $3.0 million that were reclassified to operating right-of-use assets, and operating lease liabilities of $113.8 million.  The Company also recognized an adjustment of $3.0 million to retained earnings, net of tax; a reduction of $40.4 million to property and equipment, net; and a reduction of $43.8 million to finance leases ($42.3 million of which was previously recognized in long-term debt and finance lease obligations, less current portion and the remaining was previously recognized in current portion of long-term debt and finance lease obligations) related to its de-recognition of its previously recorded build-to-suit arrangements. The adoption of the standard did not materially impact the Company’s Condensed Consolidated Statement of Operations and had no impact on cash flows.
Updates Not Yet Effective
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
In April 2019, the FASB issued ASU 2019-04,”Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, that clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective starting in the first quarter of fiscal year 2021. The amendments of ASU 2017-12 were effective in the first quarter of fiscal year 2020, and did not have a material impact on the Company’s Condensed Consolidated Financial Statements. The Company continues to evaluate the impact of ASU 2016-13 and will consider the amendments of ASU 2019-04 as part of that process.
NOTE 3 — REVENUE
Deferred Revenue
Revenue of $198.0 million included in deferred revenue at June 30, 2019 was recognized during the three months ended September 29, 2019.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of September 29, 2019 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years	Total
	(In thousands)
Deferred revenue	$449,157	$31,778	(1)	$—	$480,935

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

The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended
	September 29, 2019	September 23, 2018
	(In thousands)
China	$591,668	$593,831
Korea	451,483	379,771
Taiwan	391,492	280,050
Japan	273,673	670,040
Southeast Asia	213,755	198,135
United States	183,659	120,105
Europe	60,016	88,759
	$2,165,746	$2,330,691

The following table presents the percentages of system revenues to each of the primary markets we serve:

	Three Months Ended
	September 29, 2019	September 23, 2018
Memory	64%	77%
Foundry	25%	17%
Logic/integrated device manufacturing	11%	6%

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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 29, 2019	September 23, 2018
	(in thousands)
Equity-based compensation expense	$42,905	$50,343
Income tax benefit recognized related to equity-based compensation expense	$9,818	$8,104

NOTE 5 — OTHER EXPENSE, NET
The significant components of other expense, net, are as follows:

	Three Months Ended
	September 29, 2019	September 23, 2018
	(in thousands)
Interest income	$31,784	$18,933
Interest expense	(43,995)	(21,788)
(Losses) gains on deferred compensation plan-related assets, net	(436)	5,213
Foreign exchange (losses) gains, net	(529)	51
Other, net	448	(2,786)
	$(12,728)	$(377)

NOTE 6 — INCOME TAX EXPENSE
The Company recorded an income tax expense of $58.9 million for the three months ended September 29, 2019, which yielded an effective tax rate of approximately 11.2%.
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three months ended September 29, 2019 is primarily due to income in lower tax jurisdictions and U.S. taxation on low-taxed foreign income.
The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax return for the fiscal year ended June 24, 2018. As of September 29, 2019, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its unrecognized tax benefits as a result of tax examinations or lapses of statute of limitations. The change in unrecognized tax benefits may range up to $9.0 million.
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

	Three Months Ended
	September 29, 2019	September 23, 2018
	(in thousands, except per share data)
Numerator:
Net income	$465,789	$533,360
Denominator:
Basic average shares outstanding	144,673	155,658
Effect of potential dilutive securities:
Employee stock plans	1,190	1,539
Convertible notes	4,819	6,075
Warrants	—	2,055
Diluted average shares outstanding	150,682	165,327
Net income per share - basic	$3.22	$3.43
Net income per share - diluted	$3.09	$3.23

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended
	September 29, 2019	September 23, 2018
	(in thousands)
Options and RSUs	155	87

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
The Company’s primary financial instruments include its cash, cash equivalents, investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and leases, and foreign currency related derivative instruments. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 12 - Long-Term Debt and Other Borrowings for additional information regarding the fair value of the Company’s senior notes and convertible senior notes.

The following table sets forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of September 29, 2019, and June 30, 2019:

	September 29, 2019
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$471,656	$—	$—	$471,656	$467,030	$—	$4,626	$—
Time deposit	1,600,370	—	—	1,600,370	1,350,342	—	250,028	—
Level 1:
Money market funds	1,948,349	—	—	1,948,349	1,948,349	—	—	—
U.S. Treasury and agencies	819,625	195	(20)	819,800	682,212	137,588	—	—
Mutual funds	72,889	3,602	(289)	76,202	—	—	—	76,202
Level 1 Total	2,840,863	3,797	(309)	2,844,351	2,630,561	137,588	—	76,202
Level 2:
Government-sponsored enterprises	53,526	2	(23)	53,505	37,496	16,009	—	—
Foreign government bonds	52,866	18	(2)	52,882	26,554	26,328	—	—
Corporate notes and bonds	865,133	1,533	(45)	866,621	95,199	771,422	—	—
Mortgage backed securities — residential	5,039	13	—	5,052	—	5,052	—	—
Mortgage backed securities — commercial	27,142	115	(6)	27,251	—	27,251	—	—
Level 2 Total	1,003,706	1,681	(76)	1,005,311	159,249	846,062	—	—
Total	$5,916,595	$5,478	$(385)	$5,921,688	$4,607,182	$983,650	$254,654	$76,202

	June 30, 2019
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$467,460	$—	$—	$467,460	$462,310	$—	$5,150	$—
Time deposit	1,563,686	—	—	1,563,686	1,313,659	—	250,027	—
Level 1:
Money market funds	1,644,659	—	—	1,644,659	1,644,659	—	—	—
U.S. Treasury and agencies	465,655	283	(24)	465,914	86,981	378,933	—	—
Mutual funds	76,961	1,063	(283)	77,741	—	—	—	77,741
Level 1 Total	2,187,275	1,346	(307)	2,188,314	1,731,640	378,933	—	77,741
Level 2:
Government-sponsored enterprises	16,005	5	(41)	15,969	—	15,969	—	—
Foreign government bonds	24,408	35	—	24,443	—	24,443	—	—
Corporate notes and bonds	1,466,167	2,310	(99)	1,468,378	150,610	1,317,768	—	—
Mortgage backed securities — residential	6,148	—	(4)	6,144	—	6,144	—	—
Mortgage backed securities — commercial	29,587	140	—	29,727	—	29,727	—	—
Level 2 Total	1,542,315	2,490	(144)	1,544,661	150,610	1,394,051	—	—
Total	$5,760,736	$3,836	$(451)	$5,764,121	$3,658,219	$1,772,984	$255,177	$77,741

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

The Company did not recognize any losses on investments due to other-than-temporary impairments during the three months ended September 29, 2019 or September 23, 2018. Additionally, gross realized gains/(losses) from sales of investments were insignificant in the three months ended September 29, 2019 and September 23, 2018.
The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	September 29, 2019
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
U.S. Treasury and agencies	$5,035	$(17)	$997	$(3)	$6,032	$(20)
Mutual funds	2,974	(174)	7,796	(115)	10,770	(289)
Government-sponsored enterprises	—	—	10,973	(23)	10,973	(23)
Foreign government bonds	6,199	(2)	—	—	6,199	(2)
Corporate notes and bonds	40,347	(29)	19,065	(16)	59,412	(45)
Mortgage backed securities — commercial	4,442	(6)	—	—	4,442	(6)
	$58,997	$(228)	$38,831	$(157)	$97,828	$(385)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities are as follows as of September 29, 2019:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$5,104,939	$5,105,720
Due after one year through five years	234,899	235,777
Due in more than five years	32,212	32,333
	$5,372,050	$5,373,830

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
At inception and at each quarter-end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign exchange contracts due to changes in time value are included in the assessment of effectiveness. To qualify for hedge accounting, the hedge relationship must meet criteria relating to both the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the three months ended September 29, 2019 and September 23, 2018 associated with forecasted transactions that failed to occur.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of September 29, 2019, the Company had a net loss of $1.6 million accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges which it expects to reclassify from other comprehensive income into earnings over the next 12 months. Additionally, as of September 29, 2019, the Company had a net loss of $2.1 million accumulated in other comprehensive income, net of tax, related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 5.5 years.
Fair Value Hedges
The Company has interest rate contracts whereby the Company receives fixed rates and pays variable rates based on certain benchmark interest rates, resulting in a net increase or decrease to interest expense, a component of other expense, net in our Condensed Consolidated Statement of Operations. These interest rate contracts are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. The Company concluded that these interest rate contracts meet the criteria necessary to qualify for the short-cut method of hedge accounting, and as such an assumption is made that the change in the fair value of the hedged debt, due to changes in the benchmark rate, exactly offsets the change in the fair value of the interest rate swap. Therefore, the derivative is considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized. During the quarter ended September 29, 2019, the Company terminated and consequently discontinued the hedging relationship of selected interest rate contracts; refer to Note 12 - Long-Term Debt and Other Borrowings for additional information regarding the accumulated fair value adjustment and the related amortization.
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

As of September 29, 2019, the Company had the following outstanding foreign currency contracts that were entered into under its cash flow and balance sheet hedge programs:

	Notional Value
	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign currency forward contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$93,521	$62,302	$—
Euro	38,149	—	37,321	—
Korean won	7,896	—	—	836
British pound sterling	—	—	45,806	—
Taiwan dollar	—	—	32,373	—
Chinese renminbi	—	—	23,964	—
Singapore dollar	—	—	20,314	—
Swiss franc	—	—	19,247	—
Indian rupee	—	—	8,689	—
	$46,045	$93,521	$250,016	$836

The fair value of derivative instruments in the Company’s Condensed Consolidated Balance Sheet as of September 29, 2019, and June 30, 2019 were as follows:

	September 29, 2019				June 30, 2019
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:

Foreign exchange contracts	Prepaid expense and other assets	$384	Accrued expenses and other current liabilities	$2,308	Prepaid expense and other assets	$119	Accrued expenses and other current liabilities	$2,756
Interest rate contracts, short-term		—	Accrued expenses and other current liabilities	604		—	Accrued expenses and other current liabilities	5,149
Interest rate contracts, long-term	Other assets	1,411		—	Other assets	1,537		—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	1	Accrued expenses and other current liabilities	129	Prepaid expense and other assets	1,249	Accrued expenses and other current liabilities	748
Total Derivatives		$1,796		$3,041		$2,905		$8,653

Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of September 29, 2019, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be an offset to assets and liabilities by $1.3 million, resulting in a net derivative asset of $0.5 million and net derivative liability of $1.7 million. As of June 30, 2019, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be an offset to both assets and liabilities by

$2.4 million, resulting in a net derivative asset of $0.5 million and a net derivative liability of $6.2 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

		Three Months Ended September 29, 2019
	Location of Gain or (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Loss Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$934	$(334)
Foreign Exchange Contracts	Cost of goods sold	(1,263)	(810)
Foreign Exchange Contracts	Selling, general, and administrative	(595)	(476)
Interest Rate Contracts	Other expense, net	—	(35)
		$(924)	$(1,655)

		Three Months Ended September 23, 2018
	Location of Gain or (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$8,441	$674
Foreign Exchange Contracts	Cost of goods sold	(124)	(1,557)
Foreign Exchange Contracts	Selling, general, and administrative	(204)	(527)
Interest Rate Contracts	Other expense, net	—	(33)
		$8,113	$(1,443)
The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended
		September 29, 2019	September 23, 2018
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Loss Recognized in Income	Gain Recognized in Income
		(in thousands)
Foreign Exchange Contracts	Other income	$(5,501)	$10,588

The following table presents the effect of the fair value cash flow hedge accounting on the Statement of Financial Performance as well as presents the location and amount of gain/(loss) recognized in Income on fair value and cash flow hedging relationships:

	Three Months Ended
	September 29, 2019
	Revenue	Cost of Goods Sold	Selling, General and Admini-strative	Other Income (Expense)
	(in thousands)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded:
	$2,165,746	$1,184,036	$157,428	$(12,728)

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20:
Interest contracts:
Hedged items	$—	$—	$—	$(7,434)
Derivatives designated as hedging instruments	$—	$—	$—	$7,434

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of loss reclassified from accumulated other comprehensive income into income	$(334)	$(810)	$(476)	$—
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive income into income	$—	$—	$—	$(35)

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

NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	September 29, 2019	June 30, 2019
	(in thousands)
Raw materials	$958,881	$994,738
Work-in-process	182,388	174,219
Finished goods	342,116	371,183
	$1,483,385	$1,540,140

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.5 billion as of September 29, 2019 and June 30, 2019, respectively. As of September 29, 2019, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Intangible Assets
The following table provides the Company’s intangible assets:

	September 29, 2019			June 30, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$630,129	$(495,659)	$134,470	$630,165	$(483,204)	$146,961
Existing technology	669,318	(649,512)	19,806	669,399	(647,837)	21,562
Patents and other intangible assets	131,724	(79,744)	51,980	126,235	(77,808)	48,427
Total intangible assets	$1,431,171	$(1,224,915)	$206,256	$1,425,799	$(1,208,849)	$216,950
During the three months ended September 29, 2019 and September 23, 2018, the Company recognized $16.2 million and $36.4 million, respectively, in intangible asset amortization expense.
The estimated future amortization expense of intangible assets as of September 29, 2019, is reflected in the table below. The table excludes $14.6 million of capitalized costs for intangible assets that have not been placed into service.

Fiscal Year	Amount
(in thousands)
2020 (remaining 9 months)	$48,497
2021	62,190
2022	57,891
2023	13,315
2024	6,955
Thereafter	2,852
$191,700

NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 29, 2019	June 30, 2019
	(in thousands)
Accrued compensation	$329,758	$336,090
Warranty reserves	114,470	127,932
Income and other taxes payable	115,292	49,926
Dividend payable	166,721	158,868
Other	263,794	273,825
	$990,035	$946,641

NOTE 12 — LONG-TERM DEBT AND OTHER BORROWINGS
As of September 29, 2019, and June 30, 2019, the Company’s outstanding debt consisted of the following:

	September 29, 2019			June 30, 2019
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 2.75% Senior Notes Due March 15, 2020 ("2020 Notes")	$500,000		2.88%	$500,000		2.88%
Fixed-rate 2.80% Senior Notes Due June 15, 2021 ("2021 Notes")	800,000		2.95%	800,000		2.95%
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%	500,000		3.87%
Fixed-rate 3.75% Senior Notes Due March 15, 2026 ("2026 Notes")	750,000		3.86%	750,000		3.86%
Fixed-rate 4.00% Senior Notes Due March 15, 2029 ("2029 Notes")	1,000,000		4.09%	1,000,000		4.09%
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 ("2041 Notes")	184,294	(1)	4.28%	212,349	(1)	4.28%
Fixed-rate 4.875% Senior Notes Due March 15, 2049 ("2049 Notes")	750,000		4.93%	750,000		4.93%
Total debt outstanding, at par	4,484,294			4,512,349
Unamortized discount	(65,446)			(73,191)
Fair value adjustment - interest rate contracts	3,778	(2)		(3,612)
Unamortized bond issuance costs	(5,317)			(5,535)
Total debt outstanding, at carrying value	$4,417,309			$4,430,011
Reported as:
Current portion of long-term debt, and commercial paper	$641,353			$662,308
Long-term debt	3,775,956			3,767,703
Total debt outstanding, at carrying value	$4,417,309			$4,430,011
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
(2) This amount includes a cumulative fair market gain of $3.0 million for discontinued hedging relationships, net of an immaterial amount of amortization for the three months ended, September 29, 2019.
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

The Company separately accounts for the liability and equity components of the 2041 Notes. The initial debt components of the 2041 Notes were valued based on the present value of the future cash flows using the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature, which equals the effective interest rate on the liability component disclosed in the table below, respectively. The equity component was initially valued equal to the principal value of the notes, less the present value of the future cash flows using the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without a conversion feature, which equated to the initial debt discount.
The 2041 Notes may be redeemed on or after May 21, 2021 at a price equal to outstanding principal plus accrued and unpaid interest if the last reported sales price of common shares has been equal to or more than 150% of the then applicable conversion price for at least 20 trading days during the 30 consecutive trading days prior to the redemption notice date.
Under certain circumstances, the 2041 Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the table below. The principal value of the 2041 Note conversions in the three months ended September 29, 2019, was approximately $28.1 million. During the quarter ended September 29, 2019 and in the subsequent period through October 25, 2019, the Company received notice of conversion for an additional $7.3 million principal value of 2041 Notes, which will settle in the quarter ending December 29, 2019.
Selected additional information regarding the 2041 Notes outstanding as of September 29, 2019, and June 30, 2019, is as follows:

	September 29, 2019	June 30, 2019
	2041 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$160,979	$160,604
Carrying amount of temporary equity component, net of tax	$42,553	$49,439
Remaining amortization period (years)	21.6	21.9
Fair Value of Notes (Level 2)	$1,303,285
Conversion rate (shares of common stock per $1,000 principal amount of notes)	30.9197
Conversion price (per share of common stock)	$32.34
If-converted value in excess of par value	$886,078
Estimated share dilution using average quarterly stock price $209.64 per share	4,819

Senior Notes
On March 4, 2019, the company completed a public offering of $750 million aggregate principal amount of the Company’s Senior Notes due March 15, 2026 (the “2026 Notes”), $1.0 billion aggregate principal amount of the Company’s Senior Notes due March 15, 2029 (the “2029 Notes”), and $750 million aggregate principal amount of the Company’s Senior Notes due March 15, 2049 (the “2049 Notes”). The Company pays interest at an annual rate of 3.75%, 4.00%, and 4.875%, on the 2026, 2029, and 2049 Notes, respectively, on a semi-annual basis on March 15 and September 15 of each year.
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
Selected additional information regarding the Senior Notes outstanding as of September 29, 2019, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2020 Notes	0.5	$501,065
2021 Notes	1.7	$809,032
2025 Notes	5.5	$535,600
2026 Notes	6.5	$800,220
2029 Notes	9.5	$1,102,670
2049 Notes	29.5	$915,225

Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program (“the CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. The net proceeds from the commercial paper program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. As of September 29, 2019 and June 30, 2019, the Company had no outstanding borrowings under the CP Program.
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
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (2) LIBOR multiplied by the statutory rate, plus a spread of 0.9% to 1.50%, in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants and events of default. As of September 29, 2019, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, convertible notes, the term loan agreement, commercial paper, and the revolving credit facility during the three months ended September 29, 2019 and September 23, 2018.

	Three Months Ended
	September 29, 2019	September 23, 2018
	(in thousands)
Contractual interest coupon	$41,122	$17,427
Amortization of interest discount	1,235	900
Amortization of issuance costs	414	329
Effect of interest rate contracts, net	675	753
Total interest cost recognized	$43,446	$19,409

NOTE 13 — LEASES
The Company leases certain office spaces, manufacturing and warehouse spaces, equipment, and vehicles. On July 1, 2019 the Company adopted ASC 842.  Refer to Note 2 - Recent Accounting Pronouncements for additional information regarding the adoption. While the majority of the Company’s lease arrangements are operating leases, the Company has certain leases that qualify as finance leases.
Lease accounting policy
Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company includes renewals and terminations in the calculation of the right-of-use asset and liability when the provision is reasonably certain to be exercised. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments when the rate implicit in the lease is unknown.
The Company has elected the following practical expedients and accounting policy elections for accounting under ASC 842: (i) leases with an initial lease term of 12 months or less are not recorded on the balance sheet; and (ii) lease and non-lease components of a contract are accounted for as a single lease component.
Lease details
The components of lease expense were as follows:

Three Months Ended
September 29, 2019
(in thousands)
Financing lease cost:
Amortization of right-of-use assets	$928
Interest on lease liabilities	150
Total finance lease cost	$1,078

Operating lease cost	$10,764
Variable lease cost	18,947

Short-term rental expense, for agreements less than one year in duration, were immaterial for the three months ended September 29, 2019.

Supplemental cash flow information related to leases was as follows:

Three Months Ended
September 29, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$8,846
Financing cash flows paid for principal portion of finance leases	873

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,483
Finance leases	1,214

Supplemental balance sheet information related to leases were as follows:

September 29, 2019
(in thousands)
Operating leases
Other assets	$103,279

Accrued expenses and other current liabilities	$37,503
Other long-term liabilities	70,548
Total operating lease liabilities	$108,051

Finance Leases
Property and Equipment, net	$19,470

Current portion of long-term debt and lease liabilities	$3,805
Long-term debt and lease liabilities	12,133
Total finance lease liabilities	$15,938

	September 29, 2019
	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
	(in years)
Operating leases	4.5	2.65%
Finance leases	4.7	2.82%

As of September 29, 2019 the maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2020 (remaining 9 months)	$30,698	$3,926
2021	31,341	3,504
2022	16,180	6,087
2023	10,141	1,159
2024	7,454	803
Thereafter	19,247	2,915
Total lease payments	$115,061	$18,394
Less imputed interest	(7,010)	(2,456)
Total	$108,051	$15,938

Selected Operating Leases and Related Guarantees
The Company leases the majority of its administrative, research and development and manufacturing facilities, regional sales/service offices, and certain equipment under non-cancelable operating leases. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters, Tualatin, Oregon campus, and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation.
The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “California Operating Leases”). The Company is required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of September 29, 2019.
During the term of the California Operating Leases and when the terms of the California Operating Leases expire, the property subject to the California Operating Leases may be re-marketed. The Company has guaranteed to the lessor that each property will have a certain minimum residual value. The aggregate guarantee made by the Company under the California Operating Leases is generally no more than $220.4 million; however, under certain default circumstances, the guarantee with regard to the California Operating Lease may be 100% of the lessor’s aggregate investment in the applicable property, which in no case will exceed $250.0 million, in the aggregate.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Refer to Note 13 - Leases for details regarding guarantees surrounding selected operating leases.
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of September 29, 2019, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of September 29, 2019, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $42.5 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.

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
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 29, 2019	September 23, 2018
	(in thousands)
Balance at beginning of period	$127,932	$169,407
Warranties issued during the period	30,480	35,940
Settlements made during the period	(35,068)	(45,307)
Changes in liability for pre-existing warranties	(8,874)	(2,677)
Balance at end of period	$114,470	$157,363

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
NOTE 15 — STOCK REPURCHASE PROGRAM
In November 2018, the Board of Directors authorized the Company to repurchase up to an additional $5.0 billion of Common Stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time. Funding for this repurchase program may be through a combination of cash on hand, cash generation, and borrowings. As of September 29, 2019, the Company has purchased approximately $2.0 billion of shares under this authorization, $0.5 billion via open market trading and $1.5 billion utilizing accelerated share repurchase arrangements.
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2019				$3,033,500
Quarter ended September 29, 2019	383	$75,196	$196.34	$2,958,304

In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three months ended September 29, 2019, the Company acquired 14 thousand shares at a total cost of $2.9 million, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.

Accelerated Share Repurchase Agreements
On June 4, 2019, the Company entered into four separate accelerated share repurchase agreements (collectively, the "June 2019 ASR") with two financial institutions to repurchase a total of $750 million of Common Stock. The Company took an initial delivery of approximately 3.1 million shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on June 4, 2019. The total number of shares received under the June 2019 ASR will be based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the June 2019 ASR will occur no later than November 20, 2019.
NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive income (loss), net of tax at September 29, 2019, as well as the activity for the three months ending September 29, 2019, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Gain or Loss on Cash flow hedges		Accumulated Unrealized Holding Gain or Loss on Available-For-Sale Investments		Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance at June 30, 2019	$(39,370)	$(4,330)		$2,146		$(22,476)	$(64,030)
Other comprehensive (loss) income before reclassifications	(8,685)	(691)		(1,000)		119	(10,257)
(Gains) losses reclassified from accumulated other comprehensive income (loss) to net income	(13)	1,350	(1)	390	(2)	—	1,727
Net current-period other comprehensive (loss) income	(8,698)	659		(610)		119	(8,530)
Balance at September 29, 2019	$(48,068)	$(3,671)		$1,536		$(22,357)	$(72,560)

(1) Amount of after tax loss reclassified from AOCI into net income located in revenue: $0.3 million loss; cost of goods sold: $0.7 million loss; and selling, general, and administrative expenses: $0.4 million loss.
(2) Amount of after tax loss reclassified from accumulated other comprehensive income into net income located in other expense, net.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, margins, market share, served addressable market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, any changes in our customers’ proportion of capital expenditure (with respect to certain technology inflections); hedging transactions; debt or financing arrangements; our competition, and our ability to defend our market share, and to gain new market share; our ability to obtain and qualify alternative sources of supply; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; anticipated growth or decline in the industry and the total market for wafer fabrication equipment, our growth relative thereto and the resulting impact on us from such growth or decline; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; the role of component suppliers in our business; our leadership and competency, and our ability to facilitate innovation; our ability to continue to, including the underlying factors that, create sustainable differentiation; the resources invested to comply with evolving standards and the impact of such efforts; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our strategic relevance with our customers; our ability to scale our operations to respond to changes in our business; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 30, 2019 (our “2019 Form 10-K”), and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three months ended September 29, 2019, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2019 Form 10-K.

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
The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	September 29, 2019	June 30, 2019	September 23, 2018
	(in thousands, except per share data and percentages)
Revenue	$2,165,746	$2,361,147	$2,330,691
Gross margin	$981,710	$1,080,891	$1,058,198
Gross margin as a percent of total revenue	45.3%	45.8%	45.4%
Total operating expenses	$444,255	$463,806	$466,447
Net income	$465,789	$541,825	$533,360
Diluted net income per share	$3.09	$3.51	$3.23
In the September 2019 quarter, revenue decreased 8% compared to the June 2019 quarter, reflecting lower customer demand for semiconductor equipment. The decline in gross margin as a percentage of revenue in the September 2019 quarter compared to the June 2019 quarter was mainly driven by customer and product mix. The decrease in operating expenses in the September 2019 quarter compared to the June 2019 quarter, was mainly driven by decreases in supplies and employee-related costs due to reduced working days in the September quarter.
Our cash and cash equivalents, investments, and restricted cash and investments balances increased slightly to $5.8 billion at the end of the September 2019 quarter compared to $5.7 billion at the end of the June 2019 quarter. This increase was primarily the result of $464.0 million of cash generated from operating activities, partially offset by approximately $158.9 million of dividends paid to shareholders, $78.1 million of share repurchases, including net share settlement on employee stock-based compensation, $39.3 million of capital expenditures, and $29.0 million of debt reductions. Employee headcount as of September 29, 2019, was approximately 10,700.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended
	September 29, 2019	June 30, 2019	September 23, 2018
Revenue (in millions)	$2,166	$2,361	$2,331
China	27%	33%	25%
Korea	21%	25%	16%
Taiwan	18%	14%	12%
Japan	13%	9%	29%
Southeast Asia	10%	5%	9%
United States	8%	11%	5%
Europe	3%	3%	4%
Revenue for the September 2019 quarter decreased 8% and 7% from the June 2019 and September 2018 quarters, respectively, reflecting lower customer demand for semiconductor equipment. Our deferred revenue balance at September 29, 2019 increased to $481 million, as compared to $449 million as of June 30, 2019. Our deferred revenue balance does not include system shipments to customers in Japan, for which title does not transfer until customer acceptance. Shipments to customers in Japan are classified as inventory at cost until the time of acceptance. The estimated future revenue value from shipments to customers in Japan was approximately $47 million as of September 29, 2019, and $78 million as of June 30, 2019.
The percentages of system revenues to each of the markets we serve were as follows for the periods presented:

	Three Months Ended
	September 29, 2019	June 30, 2019	September 23, 2018
Memory	64%	64%	77%
Foundry	25%	23%	17%
Logic/integrated device manufacturing	11%	13%	6%
Gross Margin

	Three Months Ended
	September 29, 2019	June 30, 2019	September 23, 2018
	(in thousands, except percentages)
Gross margin	$981,710	$1,080,891	$1,058,198
Percent of revenue	45.3%	45.8%	45.4%
Gross margin as a percentage of revenue was lower in the September 2019 quarter compared to the June 2019 quarter primarily due to customer and product mix. The slight decrease in gross margin as a percentage of revenue in the September 2019 quarter compared to the September 2018 quarter is primarily due to lower factory utilization, partially offset by changes in customer and product mix, and lower amortization expense related to intangibles acquired through business combinations.

Research and Development

	Three Months Ended
	September 29, 2019	June 30, 2019	September 23, 2018
	(in thousands, except percentages)
Research & development (“R&D”)	$286,827	$295,578	$291,672
Percent of revenue	13.2%	12.5%	12.5%
We continued to make significant R&D investments focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. The decrease in R&D expense in the September 2019 quarter compared to the June 2019 quarter was primarily driven by a decrease of $9 million in employee compensation due to reduced working days in the September quarter.
Selling, General, and Administrative

	Three Months Ended
	September 29, 2019	June 30, 2019	September 23, 2018
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$157,428	$168,228	$174,775
Percent of revenue	7.3%	7.1%	7.5%
SG&A during the September 2019 quarter decreased in comparison to the June 2019 quarter mainly due to a decrease of $5 million in employee compensation resulting from reduced working days in the September quarter.
SG&A during the September 2019 quarter compared to the same period in the prior year decreased primarily due to a decrease of $7 million in employee compensation and a decrease of $3 million in outside services.
Other Expense, Net
Other expense, net consisted of the following:

	Three Months Ended
	September 29, 2019	June 30, 2019	September 23, 2018
	(in thousands)
Interest income	$31,784	$35,062	$18,933
Interest expense	(43,995)	(45,428)	(21,788)
(Losses) gains on deferred compensation plan-related assets, net	(436)	6,229	5,213
Foreign exchange (losses) gains, net	(529)	(2,526)	51
Other, net	448	(1,004)	(2,786)
	$(12,728)	$(7,667)	$(377)
Interest income decreased in the September 2019 quarter compared to the June 2019 quarter as a result of lower cash balances and lower yield. Interest income increased compared to the September 2018 quarter as a result of higher cash balances and higher yield.
Interest expense decreased in the September 2019 quarter compared to the June 2019 quarter primarily due to the pay down of commercial paper under our CP Program. Interest expense increased in the September 2019 quarter compared to the September 2018 quarter due to the March 2019 issuance of $2.5 billion of senior notes.
Changes in the market value of securities in the portfolio drove the noted variability in the gains and losses on assets related to obligations under our deferred compensation plan.
Foreign exchange fluctuations are primarily due to currency movements against portions of our unhedged balance sheet exposures.
Other, net increased in the September 2019 quarter compared to the June 2019 and September 2018 quarters due to investments unrelated to cash and marketable securities.

Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended
	September 29, 2019	June 30, 2019	September 23, 2018
	(in thousands, except percentages)
Income tax expense	$58,938	$67,593	$58,014
Effective tax rate	11.2%	11.1%	9.8%
The effective tax rate for the September 2019 quarter compared to the June 2019 quarter remained consistent.
The increase in the effective tax rate for the September 2019 quarter compared to the September 2018 quarter was primarily due to the favorable impact of the Global Intangible Low-Taxed Income (“GILTI”) deferred policy election, offset by the adjustment to U.S. tax reform mandated one-time transition tax under Staff Accounting Bulletin (“SAB”) 118 in the September 2018 quarter.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States. Due to the GILTI provisions, international pre-tax income is taxable in the United States at a lower effective tax rate than the federal statutory tax rate. Please refer to Note 7, “Income Taxes,” to our Consolidated Financial Statements in Part II, Item 8 of our 2019 Form 10-K for additional information.
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
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $5.8 billion at September 29, 2019 compared to $5.7 billion as of June 30, 2019. This increase was primarily the result of $464.0 million of cash generated from operating activities, partially offset by approximately $158.9 million of dividends paid to shareholders, $78.1 million of share repurchases, including net share settlement on employee stock-based compensation, $39.3 million of capital expenditures, and $29.0 million of debt reductions.

Cash Flow from Operating Activities
Net cash provided by operating activities of $464.0 million during the three months ended September 29, 2019, consisted of (in millions):

Net income	$465.8
Non-cash charges:
Depreciation and amortization	64.7
Equity-based compensation expense	42.9
Deferred income taxes	(3.0)
Amortization of note discounts and issuance costs	1.7
Changes in operating asset and liability accounts	(112.0)
Other	3.9
$464.0
Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increase in accounts receivable of $180.6 million and decreases in accrued expense and other liabilities of $38.4 million. The uses of cash are offset by sources of cash from the following: decreases in inventories of $42.7 million and prepaid expense and other assets of $7.7 million, along with increases in trade accounts payable of $31.2 million and deferred profit of $25.4 million.
Cash Flow from Investing Activities
Net cash provided by investing activities during the three months ended September 29, 2019, was $750.7 million, primarily consisting of net sales of available-for-sale securities of $790.5 million, partially offset by capital expenditures of $39.3 million.
Cash Flow from Financing Activities
Net cash used for financing activities during the three months ended September 29, 2019, was $262.1 million, primarily consisting of $158.9 million in dividends paid, $78.1 million in treasury stock repurchases, and $29.0 million of cash paid for debt repayment.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of September 29, 2019, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
Under certain circumstances, our 2041 Notes may be converted and settled in cash and shares of our Common Stock. During the three months ended September 29, 2019, approximately $28.1 million principal value of convertible 2041 Notes were converted and in the subsequent period through October 25, 2019, we received notice of conversion of an additional $7.3 million principal value of 2041 Notes, which will settle in the quarter ending December 29, 2019. We expect to have sufficient levels of cash, cash equivalents, and short term investments to fund the near-term settlement of these Convertible Notes.
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
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2019 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 30, 2019. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of September 29, 2019. Actual results may differ materially.
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
The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of September 29, 2019, were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 29, 2019	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
U.S. Treasury and agencies	$821,457	$820,910	$820,357	$819,800	$819,243	$818,687	$818,130
Government-sponsored enterprises	53,628	53,587	53,546	53,505	53,463	53,422	53,380
Foreign government bonds	52,979	52,947	52,915	52,882	52,850	52,818	52,786
Corporate notes and bonds	872,036	870,231	868,426	866,621	864,816	863,010	861,205
Mortgage backed securities - residential	5,142	5,112	5,082	5,052	5,022	4,992	4,962
Mortgage backed securities - commercial	27,638	27,509	27,380	27,251	27,121	26,992	26,863
Total	$1,832,880	$1,830,296	$1,827,706	$1,825,111	$1,822,515	$1,819,921	$1,817,326
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of September 29, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 29, 2019, we implemented certain controls over financial reporting in connection with our adoption of ASC 842, “Leases.” There were no other changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended by, nor should be attached, to the order in which the risk factors appear.
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
We Are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification
We derive a substantial percentage of our revenues from a limited number of products. Our products are priced up to approximately $14 million per system. As a result, the inability to recognize revenue on even a few systems can cause a significantly adverse impact on our revenues for a given quarter, and, in the longer term, the continued market acceptance of these products is critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:

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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part 1 Item 1. Business, accounted for approximately 92%, 92%, and 93% of total revenue in the three months ended September 29, 2019 and fiscal years 2019, and 2018, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
We are subject to various challenges related to international sales and the management of global operations including, but not limited to:

•	domestic and international trade policies, practices, relations, disputes and issues;

•	domestic and international tariffs, export controls and other barriers;

•	developing customers and/or suppliers, who may have limited access to capital resources;

•	global or national economic and political conditions;

•	changes in currency controls;

•	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;

•	our ability to respond to customer and foreign government demands for locally sourced systems, spare parts, and services and develop the necessary relationships with local suppliers;

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
We have experienced cyber threats and incidents in the past. Although past threats and incidents have not resulted in a material adverse effect, we may incur material losses related to cyber threats or incidents in the future. If we were subject to a cyber incident, it could have a material adverse effect on our business. Such adverse effects might include:

•	Loss of (or inability to access, e.g. through ransomware) confidential and/or sensitive information stored on these critical information systems or transmitted to or from those systems;

•	The disruption of the proper function of our products, services and/or operations;

•	The failure of our or our customers’ manufacturing processes;

•	Errors in the output of our work or our customers’ work;

•	The loss or public exposure of the personal information of our employees, customers or other parties;

•	The public release of customer orders, financial and business plans, and operational results;

•	Exposure to claims from third parties who are adversely impacted by such incidents;

•	Misappropriation or theft of our or a customer, supplier or other party’s assets or resources, and costs associated therewith;

•	Diminution in the value of our investment in research, development and engineering; or

•	Our failure to meet, or violation of, regulatory or other legal obligations, such as the timely publication or filing of financial statements, tax information and other required communications.

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
Repurchases of Company Shares
In November 2018, the Board of Directors authorized management to repurchase up to an additional $5.0 billion of Common Stock on such terms and conditions as it deems appropriate. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time. Funding for this share repurchase program may be through a combination of cash on hand, cash generation, and borrowings. As of September 29, 2019, we have purchased approximately $2.0 billion of shares under this authorization, $0.5 billion via open market trading and $1.5 billion utilizing accelerated share repurchase arrangements.

Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2019				$3,033,500
July 1, 2019 - July 28, 2019	3	$190.95	—	3,033,500
July 29, 2019 - August 25, 2019	375	$196.29	370	2,960,809
August 26, 2019 - September 29, 2019	19	$208.23	13	2,958,304
Quarter ended September 29, 2019	397	$196.83	383	$2,958,304

(1)
During the three months ended September 29, 2019, we acquired 14 thousand shares at a total cost of $2.9 million, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.

Accelerated Share Repurchase Agreements
On June 4, 2019, we entered into four separate accelerated share repurchase agreements (collectively, the "June 2019 ASR") with two financial institutions to repurchase a total of $750 million of Common Stock. We took an initial delivery of approximately 3.1 million shares, which represented 75% of the prepayment amount divided by our closing stock price on June 4, 2019. The total number of shares received under the June 2019 ASR will be based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the June 2019 ASR will occur no later than November 20, 2019.

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

Date:	October 29, 2019	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)