Form 10-Q
period 2019-12-29
LAM RESEARCH CORP
filed 2020-02-04
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2019
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
As of January 31, 2020, the Registrant had 145,548,470 shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
Revenue	$2,583,501	$2,522,673	$4,749,247	$4,853,364
Cost of goods sold	1,403,857	1,377,640	2,587,893	2,650,133
Gross margin	1,179,644	1,145,033	2,161,354	2,203,231
Research and development	318,861	285,556	605,688	577,228
Selling, general, and administrative	174,272	169,098	331,700	343,873
Total operating expenses	493,133	454,654	937,388	921,101
Operating income	686,511	690,379	1,223,966	1,282,130
Other expense, net	(13,924)	(30,649)	(26,652)	(31,026)
Income before income taxes	672,587	659,730	1,197,314	1,251,104
Income tax expense	(158,077)	(90,875)	(217,015)	(148,889)
Net income	$514,510	$568,855	$980,299	$1,102,215
Net income per share:
Basic	$3.57	$3.67	$6.79	$7.10
Diluted	$3.43	$3.51	$6.52	$6.73
Number of shares used in per share calculations:
Basic	143,987	155,022	144,330	155,340
Diluted	150,097	162,170	150,389	163,749

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
Net income	$514,510	$568,855	$980,299	$1,102,215
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7,511	(7,268)	(1,187)	(13,529)
Cash flow hedges:
Net unrealized gains during the period	4,079	5,122	3,388	11,988
Net losses (gains) reclassified into earnings	1,384	(5,726)	2,734	(4,578)
	5,463	(604)	6,122	7,410
Available-for-sale investments:
Net unrealized (losses) gains during the period	(1,713)	585	(2,713)	298
Net losses (gains) reclassified into earnings	593	(51)	983	(54)
	(1,120)	534	(1,730)	244
Defined benefit plans, net change in unrealized component	459	375	578	(1,368)
Other comprehensive income (loss), net of tax	12,313	(6,963)	3,783	(7,243)
Comprehensive income	$526,823	$561,892	$984,082	$1,094,972

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 29, 2019	June 30, 2019
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$3,035,887	$3,658,219
Investments	1,647,867	1,772,984
Accounts receivable, less allowance for doubtful accounts of $5,357 as of December 29, 2019, and $5,021 as of June 30, 2019	2,030,490	1,455,522
Inventories	1,528,620	1,540,140
Prepaid expenses and other current assets	212,101	133,544
Total current assets	8,454,965	8,560,409
Property and equipment, net	1,047,254	1,059,077
Restricted cash and investments	253,907	255,177
Goodwill	1,484,824	1,484,597
Intangible assets, net	193,116	216,950
Other assets	480,056	425,123
Total assets	$11,914,122	$12,001,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$452,779	$376,561
Accrued expenses and other current liabilities	1,114,013	946,641
Deferred profit	366,417	381,317
Current portion of long-term debt and finance lease obligations	632,292	667,131
Total current liabilities	2,565,501	2,371,650
Long-term debt and finance lease obligations, less current portion	3,786,067	3,822,768
Income taxes payable	872,778	892,790
Other long-term liabilities	272,043	190,821
Total liabilities	7,496,389	7,278,029
Commitments and contingencies
Temporary equity, convertible notes	38,304	49,439
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares; issued and outstanding, 142,462 shares at December 29, 2019, and 144,433 shares at June 30, 2019	142	144
Additional paid-in capital	6,528,821	6,409,405
Treasury stock, at cost; 143,917 shares at December 29, 2019, and 140,573 shares at June 30, 2019	(12,673,292)	(11,602,573)
Accumulated other comprehensive loss	(60,247)	(64,030)
Retained earnings	10,584,005	9,930,919
Total stockholders’ equity	4,379,429	4,673,865
Total liabilities and stockholders’ equity	$11,914,122	$12,001,333
(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended
	December 29, 2019	December 23, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$980,299	$1,102,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,194	161,599
Deferred income taxes	74,516	(62,704)
Equity-based compensation expense	88,630	89,149
Amortization of note discounts and issuance costs	3,250	2,276
Other, net	3,699	848
Changes in operating assets and liabilities	(508,613)	69,322
Net cash provided by operating activities	771,975	1,362,705
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(101,310)	(162,021)
Purchases of available-for-sale securities	(1,619,695)	(785,188)
Maturities of available-for-sales securities	952,327	364,720
Sales of available-for-sale securities	795,559	581,108
Other, net	(10,528)	(4,019)
Net cash provided by (used for) investing activities	16,353	(5,400)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(46,952)	(86,271)
Net repayments of commercial paper	—	(359,604)
Treasury stock purchases	(1,083,199)	(1,737,414)
Dividends paid	(325,589)	(342,279)
Reissuance of treasury stock related to employee stock purchase plan	38,447	32,920
Proceeds from issuance of common stock	4,501	109
Other, net	—	(13,207)
Net cash used for financing activities	(1,412,792)	(2,505,746)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	862	(5,032)
Net decrease in cash, cash equivalents, and restricted cash	(623,602)	(1,153,473)
Cash, cash equivalents, and restricted cash at beginning of period	3,913,396	4,768,558
Cash, cash equivalents, and restricted cash at end of period	$3,289,794	$3,615,085
Schedule of non-cash transactions:
Accrued payables for stock repurchases	289	4
Accrued payables for capital expenditures	27,966	36,582
Dividends payable	163,510	171,196
Transfers of inventory to property and equipment, net	27,472	33,723

Reconciliation of cash, cash equivalents, and restricted cash	December 29, 2019	December 23, 2018
Cash and cash equivalents	$3,035,887	$3,359,793
Restricted cash and investments	253,907	255,292
Total cash, cash equivalents, and restricted cash	$3,289,794	$3,615,085

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	December 29, 2019
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 29, 2019	144,871	$145	$6,456,492	$(11,680,689)	$(72,560)	$10,233,005	$4,936,393
Sale of common stock	72	—	632	—	—	—	632
Purchase of treasury stock	(3,242)	(3)	—	(1,005,340)	—	—	(1,005,343)
Reissuance of treasury stock	296	—	25,710	12,737	—	—	38,447
Equity-based compensation expense	—	—	45,725	—	—	—	45,725
Effect of conversion of convertible notes	465	—	(3,987)	—	—	—	(3,987)
Reclassification from temporary to permanent equity	—	—	4,249	—	—	—	4,249
Net income	—	—	—	—	—	514,510	514,510
Other comprehensive income	—	—	—	—	12,313	—	12,313
Cash dividends declared ($1.15 per common share)	—	—	—	—	—	(163,510)	(163,510)
Balance at December 29, 2019	142,462	$142	$6,528,821	$(12,673,292)	$(60,247)	$10,584,005	$4,379,429

	Six Months Ended
	December 29, 2019
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2019	144,433	$144	$6,409,405	$(11,602,573)	$(64,030)	$9,930,919	$4,673,865
Sale of common stock	183	—	4,501	—	—	—	4,501
Purchase of treasury stock	(3,639)	(3)	—	(1,083,456)	—	—	(1,083,459)
Reissuance of treasury stock	296	—	25,710	12,737	—	—	38,447
Equity-based compensation expense	—	—	88,630	—	—	—	88,630
Effect of conversion of convertible notes	1,189	1	(10,560)	—	—	—	(10,559)
Reclassification from temporary to permanent equity	—	—	11,135	—	—	—	11,135
Adoption of ASU 2016-02	—	—	—	—	—	3,018	3,018
Net income	—	—	—	—	—	980,299	980,299
Other comprehensive income	—	—	—	—	3,783	—	3,783
Cash dividends declared ($2.30 per common share)	—	—	—	—	—	(330,231)	(330,231)
Balance at December 29, 2019	142,462	$142	$6,528,821	$(12,673,292)	$(60,247)	$10,584,005	$4,379,429

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended
	December 23, 2018
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 23, 2018	153,384	$153	$6,195,024	$(9,582,409)	$(57,729)	$8,767,786	$5,322,825
Sale of common stock	47	—	109	—	—	—	109
Purchase of treasury stock	(1,683)	(1)	—	(1,360)	—	—	(1,361)
Reissuance of treasury stock	273	—	22,637	10,283	—	—	32,920
Equity-based compensation expense	—	—	38,806	—	—	—	38,806
Effect of conversion of convertible notes	141	—	(1,435)	—	—	—	(1,435)
Exercise of warrants	1,799	2	(2)	—	—	—	—
Reclassification from temporary to permanent equity	—	—	1,803	—	—	—	1,803
Net income	—	—	—	—	—	568,855	568,855
Other comprehensive loss	—	—	—	—	(6,963)	—	(6,963)
Cash dividends declared ($1.10 per common share)	—	—	—	—	—	(171,196)	(171,196)
Balance at December 23, 2018	153,961	$154	$6,256,942	$(9,573,486)	$(64,692)	$9,165,445	$5,784,363

	Six Months Ended
	December 23, 2018
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 24, 2018	156,892	$157	$6,144,425	$(7,846,476)	$(57,449)	$8,261,194	$6,501,851
Sale of common stock	79	—	109	—	—	—	109
Purchase of treasury stock	(9,491)	(9)	—	(1,737,293)	—	—	(1,737,302)
Reissuance of treasury stock	273	—	22,637	10,283	—	—	32,920
Equity-based compensation expense	—	—	89,149	—	—	—	89,149
Effect of conversion of convertible notes	2,103	2	(20,549)	—	—	—	(20,547)
Exercise of warrants	4,105	4	(12)	—	—	—	(8)
Reclassification from temporary to permanent equity	—	—	21,183	—	—	—	21,183
Adoption of ASU 2014-09	—	—	—	—	—	139,355	139,355
Adoption of ASU 2016-16	—	—	—	—	—	(443)	(443)
Adoption of ASU 2018-02	—	—	—	—	(2,227)	2,227	—
Net income	—	—	—	—	—	1,102,215	1,102,215
Other comprehensive loss	—	—	—	—	(5,016)	—	(5,016)
Cash dividends declared ($2.20 per common share)	—	—	—	—	—	(339,103)	(339,103)
Balance at December 23, 2018	153,961	$154	$6,256,942	$(9,573,486)	$(64,692)	$9,165,445	$5,784,363

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2019
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 28, 2020 and includes 52 weeks. The quarters ended December 29, 2019 (the “December 2019 quarter”) and December 23, 2018 (the “December 2018 quarter”) included 13 weeks.
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
Updates Not Yet Effective
In June 2016, the FASB released ASU 2016-13, “Financial Instruments – Credit Losses.” The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including but not limited to, available for sale debt securities and accounts receivable. The FASB issued a subsequent amendment to the initial guidance in November 2019 within ASU 2019-11. The Company is required to adopt these amendments starting in the first quarter of fiscal year 2021 using a modified-retrospective approach. Early adoption is permitted. The Company is still evaluating the impact of this standard, but does not expect the adoption to have a material impact on its Condensed Consolidated Financial Statements.
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
NOTE 3 — REVENUE
Deferred Revenue
Revenue of $125.9 million and $323.9 million included in deferred revenue at June 30, 2019 was recognized during the three and six months ended December 29, 2019.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of December 29, 2019 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years	Total
	(In thousands)
Deferred revenue	$372,927	$37,834	(1)	$—	$410,761

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
The Company operates in seven geographic regions: United States, China, Europe, Japan, Korea, Southeast Asia, and Taiwan. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. The Company serves three primary markets: memory, foundry, and logic/integrated device manufacturing.

The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended		Six Months Ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
	(In thousands)
China	$758,286	$361,782	$1,349,954	$955,613
Taiwan	680,871	425,533	1,072,363	705,583
Korea	463,178	631,502	914,661	1,011,272
United States	223,725	135,696	407,384	255,801
Japan	208,240	691,817	481,913	1,361,857
Southeast Asia	184,168	165,204	397,923	363,340
Europe	65,033	111,139	125,049	199,898
	$2,583,501	$2,522,673	$4,749,247	$4,853,364

The following table presents the percentages of system revenues to each of the primary markets we serve:

	Three Months Ended		Six Months Ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
Memory	52%	79%	58%	78%
Foundry	36%	13%	31%	15%
Logic/integrated device manufacturing	12%	8%	11%	7%

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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
	(in thousands)
Equity-based compensation expense	$45,725	$38,806	$88,630	$89,149
Income tax benefit recognized related to equity-based compensation expense	$4,461	$5,763	$14,279	$13,867

NOTE 5 — OTHER EXPENSE, NET
The significant components of other expense, net, are as follows:

	Three Months Ended		Six Months Ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
	(in thousands)
Interest income	$25,454	$17,809	$57,238	$36,742
Interest expense	(42,615)	(19,784)	(86,610)	(41,572)
Gains (losses) on deferred compensation plan-related assets, net	14,129	(22,374)	13,693	(17,160)
Foreign exchange (losses) gains, net	(2,287)	2,581	(2,816)	2,632
Other, net	(8,605)	(8,881)	(8,157)	(11,668)
	$(13,924)	$(30,649)	$(26,652)	$(31,026)

NOTE 6 — INCOME TAX EXPENSE
The Company recorded an income tax expense of $158.1 million and $217.0 million for the three and six months ended December 29, 2019, which yielded an effective tax rate of approximately 23.5% and 18.1%, respectively.
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three months ended December 29, 2019 was primarily due to income in lower tax jurisdictions, U.S. taxation on low-taxed foreign income, and a cumulative income tax benefit reversal due to a court ruling, as outlined below.
In November 2019, the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) rejected the en banc appeal petitioned by Altera Corporation (“Altera”) in July 2019. The Company has evaluated the impact of this decision and views the denial as an indication that Altera’s position of excluding stock-based compensation expense in an inter-company cost-sharing arrangement is unlikely to be sustained upon further litigation. As a result, the Company has reversed $74.5 million of net tax assets associated with stock-based compensation benefits related to previous years in the Condensed Consolidated Financial Statements in the three months ended December 29, 2019. In conclusion, the Company is no longer reflecting a net tax benefit within its financial statements related to excluding stock-based compensation from its inter-company cost-sharing arrangement. If, at a future date, Altera secured a favorable ruling from the Supreme Court, the Company would re-evaluate the decision to record an income tax benefit at that time. Please refer to Note 7, “Income Taxes,” to the Company’s Consolidated Financial Statements in Part II, Item 8 of its 2019 Form 10-K for additional information.
The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax return for the fiscal year ended June 24, 2018. As of December 29, 2019, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its unrecognized tax benefits as a result of tax examinations or lapses of statute of limitations. The change in unrecognized tax benefits may range up to $10.0 million.

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

	Three Months Ended		Six Months Ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
	(in thousands, except per share data)
Numerator:
Net income	$514,510	$568,855	$980,299	$1,102,215
Denominator:
Basic average shares outstanding	143,987	155,022	144,330	155,340
Effect of potential dilutive securities:
Employee stock plans	1,528	1,435	1,359	1,487
Convertible notes	4,582	5,713	4,700	5,894
Warrants	—	—	—	1,028
Diluted average shares outstanding	150,097	162,170	150,389	163,749
Net income per share - basic	$3.57	$3.67	$6.79	$7.10
Net income per share - diluted	$3.43	$3.51	$6.52	$6.73

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
	(in thousands)
Options and RSUs	3	227	4	890

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
The following table sets forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of December 29, 2019, and June 30, 2019:

	December 29, 2019
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$580,318	$—	$—	$580,318	$576,439	$—	$3,879	$—
Time deposit	1,606,528	—	—	1,606,528	1,356,500	—	250,028	—
Level 1:
Money market funds	977,274	—	—	977,274	977,274	—	—	—
U.S. Treasury and agencies	476,406	116	(54)	476,468	—	476,468	—	—
Mutual funds	75,244	5,792	(452)	80,584	—	—	—	80,584
Level 1 Total	1,528,924	5,908	(506)	1,534,326	977,274	476,468	—	80,584
Level 2:
Government-sponsored enterprises	9,819	—	(3)	9,816	2,799	7,017	—	—
Foreign government bonds	30,507	2	(6)	30,503	—	30,503	—	—
Corporate notes and bonds	1,225,526	742	(444)	1,225,824	122,875	1,102,949	—	—
Mortgage backed securities — residential	4,172	8	—	4,180	—	4,180	—	—
Mortgage backed securities — commercial	26,751	34	(35)	26,750	—	26,750	—	—
Level 2 Total	1,296,775	786	(488)	1,297,073	125,674	1,171,399	—	—
Total	$5,012,545	$6,694	$(994)	$5,018,245	$3,035,887	$1,647,867	$253,907	$80,584

	June 30, 2019
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$467,460	$—	$—	$467,460	$462,310	$—	$5,150	$—
Time deposit	1,563,686	—	—	1,563,686	1,313,659	—	250,027	—
Level 1:
Money market funds	1,644,659	—	—	1,644,659	1,644,659	—	—	—
U.S. Treasury and agencies	465,655	283	(24)	465,914	86,981	378,933	—	—
Mutual funds	76,961	1,063	(283)	77,741	—	—	—	77,741
Level 1 Total	2,187,275	1,346	(307)	2,188,314	1,731,640	378,933	—	77,741
Level 2:
Government-sponsored enterprises	16,005	5	(41)	15,969	—	15,969	—	—
Foreign government bonds	24,408	35	—	24,443	—	24,443	—	—
Corporate notes and bonds	1,466,167	2,310	(99)	1,468,378	150,610	1,317,768	—	—
Mortgage backed securities — residential	6,148	—	(4)	6,144	—	6,144	—	—
Mortgage backed securities — commercial	29,587	140	—	29,727	—	29,727	—	—
Level 2 Total	1,542,315	2,490	(144)	1,544,661	150,610	1,394,051	—	—
Total	$5,760,736	$3,836	$(451)	$5,764,121	$3,658,219	$1,772,984	$255,177	$77,741

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
The Company did not recognize any losses on investments due to other-than-temporary impairments during the three and six months ended December 29, 2019 or December 23, 2018. Additionally, gross realized gains/(losses) from sales of investments were insignificant in the three and six months ended December 29, 2019 and December 23, 2018.
The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	December 29, 2019
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
U.S. Treasury and agencies	$325,502	$(54)	$—	$—	$325,502	$(54)
Mutual funds	2,925	(195)	7,955	(257)	10,880	(452)
Government-sponsored enterprises	—	—	6,995	(3)	6,995	(3)
Foreign government bonds	29,420	(6)	—	—	29,420	(6)
Corporate notes and bonds	703,002	(441)	6,780	(3)	709,782	(444)
Mortgage backed securities — commercial	16,805	(35)	—	—	16,805	(35)
	$1,077,654	$(731)	$21,730	$(263)	$1,099,384	$(994)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities are as follows as of December 29, 2019:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$3,889,431	$3,889,377
Due after one year through five years	444,558	444,950
Due in more than five years	22,994	23,016
	$4,356,983	$4,357,343

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
In addition, the Company has entered into interest rate swap agreements to hedge against the variability of cash flows due to changes in certain benchmark interest rates on fixed rate debt. These instruments are designated as cash flow hedges at inception and are settled in conjunction with the issuance of debt. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) and is amortized into income as the hedged item impacts earnings. During the three and six months ended December 29, 2019, the Company entered into a series of these interest rate swap agreements with a total notional value of $200 million. As of December 29, 2019, the Company had a net gain of $1.9 million accumulated in other comprehensive income, net of tax, related to these interest rate swap agreements. Additionally, in January 2020, the Company entered into an additional series of interest rate swap agreements with a total notional value of $200 million.
At inception and at each quarter-end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign exchange contracts due to changes in time value are included in the assessment of effectiveness. To qualify for hedge accounting, the hedge relationship must meet criteria relating to both the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the three and six months ended December 29, 2019 and December 23, 2018 associated with forecasted transactions that failed to occur.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of December 29, 2019, the Company had a net gain of $2.0 million accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges which it expects to reclassify from other comprehensive income into earnings over the next 12 months. Additionally, as of December 29, 2019, the Company had a net loss of $2.1 million accumulated in other comprehensive income, net of tax, related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 5.2 years.
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
As of December 29, 2019, the Company had the following outstanding foreign currency contracts that were entered into under its cash flow and balance sheet hedge programs:

	Notional Value
	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign currency forward contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$100,830	$61,301	$—
Euro	61,007	—	42,371	—
Korean won	15,401	—	—	4,294
British pound sterling	—	—	48,439	—
Taiwan dollar	—	—	33,328	—
Chinese renminbi	—	—	31,683	—
Swiss franc	—	—	22,493	—
Singapore dollar	—	—	21,409	—
Indian rupee	—	—	7,855	—
	$76,408	$100,830	$268,879	$4,294

The fair value of derivative instruments in the Company’s Condensed Consolidated Balance Sheet as of December 29, 2019, and June 30, 2019 were as follows:

	December 29, 2019				June 30, 2019
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:

Foreign exchange contracts	Prepaid expense and other assets	$2,437	Accrued expenses and other current liabilities	$16	Prepaid expense and other assets	$119	Accrued expenses and other current liabilities	$2,756
Interest rate contracts, short-term		—	Accrued expenses and other current liabilities	2,746		—	Accrued expenses and other current liabilities	5,149
Interest rate contracts, long-term	Other assets	3,605		—	Other assets	1,537		—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	21	Accrued expenses and other current liabilities	200	Prepaid expense and other assets	1,249	Accrued expenses and other current liabilities	748
Total Derivatives		$6,063		$2,962		$2,905		$8,653

Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of December 29, 2019, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be an offset to assets and liabilities by $2.3 million, resulting in a net derivative asset of $3.8 million and net derivative liability of $0.7 million. As of June 30, 2019, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be an offset to both assets and liabilities by $2.4 million, resulting in a net derivative asset of $0.5 million and a net derivative liability of $6.2 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

		Three Months Ended		Six Months Ended
		December 29, 2019		December 29, 2019
	Location of Gain or (Loss) Recognized in or Reclassified into Income	Gain Recognized in AOCI	Loss Reclassified from AOCI into Income	Gain (Loss) Recognized in AOCI	Loss Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$2,264	$(172)	$3,198	$(506)
Foreign Exchange Contracts	Cost of goods sold	196	(1,090)	(1,067)	(1,900)
Foreign Exchange Contracts	Selling, general, and administrative	130	(417)	(465)	(893)
Interest Rate Contracts	Other expense, net	2,394	(35)	2,394	(70)
		$4,984	$(1,714)	$4,060	$(3,369)

		Three Months Ended		Six Months Ended
		December 23, 2018		December 23, 2018
	Location of Gain or (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$8,229	$7,813	$16,670	$8,487
Foreign Exchange Contracts	Cost of goods sold	(1,965)	(851)	(2,089)	(2,408)
Foreign Exchange Contracts	Selling, general, and administrative	(674)	(651)	(878)	(1,178)
Interest Rate Contracts	Other expense, net	—	(33)	—	(66)
		$5,590	$6,278	$13,703	$4,835
The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended		Six Months Ended
		December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Gain Recognized in Income	Gain Recognized in Income	Loss Recognized in Income	Gain Recognized in Income
(in thousands)
Foreign Exchange Contracts	Other income	$3,571	$301	$(1,930)	$10,889

The following table presents the effect of the fair value cash flow hedge accounting on the Statement of Financial Performance as well as presents the location and amount of gain/(loss) recognized in Income on fair value and cash flow hedging relationships:

	Three Months Ended				Six Months Ended
	December 29, 2019				December 29, 2019
	Revenue	Cost of Goods Sold	Selling, General and Admini-strative	Other Income (Expense)	Revenue	Cost of Goods Sold	Selling, General and Admini-strative	Other Income (Expense)
	(in thousands)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded:
	$2,583,501	$1,403,857	$174,272	$(13,924)	$4,749,247	$2,587,893	$331,700	$(26,652)

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20:
Interest contracts:
Hedged items	$—	$—	$—	$2,342	$—	$—	$—	$(5,092)
Derivatives designated as hedging instruments	$—	$—	$—	$(2,342)	$—	$—	$—	$5,092

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of loss reclassified from accumulated other comprehensive income into income	$(172)	$(1,090)	$(417)	$—	$(506)	$(1,900)	$(893)	$—
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive income into income	$—	$—	$—	$(35)	$—	$—	$—	$(70)

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

NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	December 29, 2019	June 30, 2019
	(in thousands)
Raw materials	$980,751	$994,738
Work-in-process	200,626	174,219
Finished goods	347,243	371,183
	$1,528,620	$1,540,140

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.5 billion as of December 29, 2019 and June 30, 2019, respectively. As of December 29, 2019, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Intangible Assets
The following table provides the Company’s intangible assets:

	December 29, 2019			June 30, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$630,206	$(508,199)	$122,007	$630,165	$(483,204)	$146,961
Existing technology	669,488	(651,379)	18,109	669,399	(647,837)	21,562
Patents and other intangible assets	135,048	(82,048)	53,000	126,235	(77,808)	48,427
Total intangible assets	$1,434,742	$(1,241,626)	$193,116	$1,425,799	$(1,208,849)	$216,950
The Company recognized $16.5 million and $36.3 million in intangible asset amortization expense during the three months ended December 29, 2019 and December 23, 2018, respectively. The Company recognized $32.7 million and $72.7 million in intangible asset amortization expense during the six months ended December 29, 2019 and December 23, 2018, respectively.
The estimated future amortization expense of intangible assets as of December 29, 2019, is reflected in the table below. The table excludes $13.5 million of capitalized costs for intangible assets that have not been placed into service.

Fiscal Year	Amount
(in thousands)
2020 (remaining 6 months)	$32,742
2021	63,431
2022	59,093
2023	14,025
2024	7,324
Thereafter	2,962
$179,577

NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 29, 2019	June 30, 2019
	(in thousands)
Accrued compensation	$390,033	$336,090
Warranty reserves	118,193	127,932
Income and other taxes payable	134,615	49,926
Dividend payable	163,510	158,868
Other	307,662	273,825
	$1,114,013	$946,641

NOTE 12 — LONG-TERM DEBT AND OTHER BORROWINGS
As of December 29, 2019, and June 30, 2019, the Company’s outstanding debt consisted of the following:

	December 29, 2019			June 30, 2019
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 2.75% Senior Notes Due March 15, 2020 ("2020 Notes")	$500,000		2.88%	$500,000		2.88%
Fixed-rate 2.80% Senior Notes Due June 15, 2021 ("2021 Notes")	800,000		2.95%	800,000		2.95%
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%	500,000		3.87%
Fixed-rate 3.75% Senior Notes Due March 15, 2026 ("2026 Notes")	750,000		3.86%	750,000		3.86%
Fixed-rate 4.00% Senior Notes Due March 15, 2029 ("2029 Notes")	1,000,000		4.09%	1,000,000		4.09%
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 ("2041 Notes")	167,091	(1)	4.28%	212,349	(1)	4.28%
Fixed-rate 4.875% Senior Notes Due March 15, 2049 ("2049 Notes")	750,000		4.93%	750,000		4.93%
Total debt outstanding, at par	4,467,091			4,512,349
Unamortized discount	(60,332)			(73,191)
Fair value adjustment - interest rate contracts	1,300	(2)		(3,612)
Unamortized bond issuance costs	(5,096)			(5,535)
Total debt outstanding, at carrying value	$4,402,963			$4,430,011
Reported as:
Current portion of long-term debt, and commercial paper	$628,614			$662,308
Long-term debt	3,774,349			3,767,703
Total debt outstanding, at carrying value	$4,402,963			$4,430,011
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
(2) This amount includes a cumulative fair market gain of $2.8 million for discontinued hedging relationships, net of an immaterial amount of amortization for the three and six months ended December 29, 2019.
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
Under certain circumstances, the 2041 Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the table below. The principal value of the 2041 Note conversions in the three and six months ended December 29, 2019, was approximately $17.2 million and $45.3 million, respectively. During the quarter ended December 29, 2019 and in the subsequent period through February 3, 2020, the Company received notice of conversion for an additional $116.6 million principal value of 2041 Notes, which will settle in the quarter ending March 29, 2020.
Selected additional information regarding the 2041 Notes outstanding as of December 29, 2019, and June 30, 2019, is as follows:

	December 29, 2019	June 30, 2019
	2041 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$161,271	$160,604
Carrying amount of temporary equity component, net of tax	$38,304	$49,439
Remaining amortization period (years)	21.4	21.9
Fair Value of Notes (Level 2)	$1,532,188
Conversion rate (shares of common stock per $1,000 principal amount of notes)	31.2089
Conversion price (per share of common stock)	$32.04
If-converted value in excess of par value	$1,364,475
Estimated share dilution using average quarterly stock price $264.15 per share	4,582

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
Selected additional information regarding the Senior Notes outstanding as of December 29, 2019, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2020 Notes	0.2	$500,410
2021 Notes	1.5	$809,552
2025 Notes	5.2	$536,190
2026 Notes	6.2	$805,748
2029 Notes	9.2	$1,104,060
2049 Notes	29.2	$947,325

Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program (“the CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. The net proceeds from the commercial paper program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. As of December 29, 2019 and June 30, 2019, the Company had no outstanding borrowings under the CP Program.
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
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (2) LIBOR multiplied by the statutory rate, plus a spread of 0.9% to 1.50%, in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants and events of default. As of December 29, 2019, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, convertible notes, the term loan agreement, commercial paper, and the revolving credit facility during the three and six months ended December 29, 2019 and December 23, 2018.

	Three Months Ended		Six Months Ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
	(in thousands)
Contractual interest coupon	$40,665	$16,550	$81,787	$33,977
Amortization of interest discount	1,158	887	2,393	1,787
Amortization of issuance costs	416	329	830	658
Effect of interest rate contracts, net	155	777	830	1,530
Total interest cost recognized	$42,394	$18,543	$85,840	$37,952

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
Lease details
The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	December 29, 2019	December 29, 2019
	(in thousands)
Financing lease cost:
Amortization of right-of-use assets	$891	$1,819
Interest on lease liabilities	115	265
Total finance lease cost	$1,006	$2,084

Operating lease cost	$10,421	$21,185
Variable lease cost	22,071	41,018

Variable lease payments are expensed as incurred and are not included within the right of use asset and lease liability calculation. Variable lease payments primarily include costs associated with the Company’s third party logistics arrangements that contain one or more embedded leases. Variable lease costs will fluctuate based on factory output and material receipt volumes. Short-term rental expense, for agreements less than one year in duration, were immaterial for the three and six months ended December 29, 2019.

Supplemental cash flow information related to leases was as follows:

Six Months Ended
December 29, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$19,384
Financing cash flows paid for principal portion of finance leases	1,647

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,968
Finance leases	1,357

Supplemental balance sheet information related to leases were as follows:

December 29, 2019
(in thousands)
Operating leases
Other assets	$101,605

Accrued expenses and other current liabilities	$36,480
Other long-term liabilities	70,442
Total operating lease liabilities	$106,922

Finance Leases
Property and Equipment, net	$18,684

Current portion of long-term debt and lease liabilities	$3,677
Long-term debt and lease liabilities	11,719
Total finance lease liabilities	$15,396

	December 29, 2019
	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
	(in years)
Operating leases	4.4	2.57%
Finance leases	4.3	2.82%

As of December 29, 2019, the maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2020 (remaining 6 months)	$19,237	$2,022
2021	34,265	3,548
2022	18,256	6,208
2023	11,659	1,200
2024	8,591	841
Thereafter	20,809	2,920
Total lease payments	$112,817	$16,739
Less imputed interest	(5,895)	(1,343)
Total	$106,922	$15,396

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
The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “California Operating Leases”). The Company is required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of December 29, 2019.
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
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of December 29, 2019, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of December 29, 2019, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $58.4 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.

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
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
	(in thousands)
Balance at beginning of period	$114,470	$157,363	$127,932	$169,407
Warranties issued during the period	40,419	36,853	70,899	72,793
Settlements made during the period	(31,848)	(44,199)	(66,916)	(89,506)
Changes in liability for pre-existing warranties	(4,848)	(2,262)	(13,722)	(4,939)
Balance at end of period	$118,193	$147,755	$118,193	$147,755

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
NOTE 15 — STOCK REPURCHASE PROGRAM
In November 2018, the Board of Directors authorized the Company to repurchase up to an additional $5.0 billion of Common Stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time. Funding for this repurchase program may be through a combination of cash on hand, cash generation, and borrowings. As of December 29, 2019, the Company has purchased approximately $3.0 billion of shares under this authorization, comprised of $0.5 billion of open market purchases and execution of $2.5 billion of accelerated share repurchase arrangements.
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share (1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2019				$3,033,500
Quarter ended September 29, 2019	383	$75,196	$196.34	$2,958,304
Quarter ended December 29, 2019	3,224	$1,000,475	$—	$1,957,829

(1)
Average price paid per share excludes the effect of accelerated share repurchases. See additional disclosure below regarding the Company’s accelerated share repurchase activity during the six months ended December 29, 2019.

In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three and six months ended December 29, 2019, the Company acquired 18 thousand shares at a total cost of $4.9 million and 32 thousand shares at a total cost of $7.8 million, respectively, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
Accelerated Share Repurchase Agreements
On November 22, 2019, the Company entered into two separate accelerated share repurchase agreements (collectively, the "November 2019 ASR") with two financial institutions to repurchase a total of $1.0 billion of Common Stock. The Company took an initial delivery of approximately 2.9 million shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on November 22, 2019. The total number of shares received under the November 2019 ASR will be based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the November 2019 ASR will occur no later than May 27, 2020.
On June 4, 2019, the Company entered into four separate accelerated share repurchase agreements (collectively, the "June 2019 ASR") with two financial institutions to repurchase a total of $750 million of Common Stock. The Company took an initial delivery of approximately 3.1 million shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on June 4, 2019. The total number of shares received under the June 2019 ASR was based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the agreements occurred during November 2019, resulting in the receipt of approximately 361 thousand additional shares, which yielded a weighted-average share price of approximately $215.60 for the transaction period.

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive income (loss), net of tax at December 29, 2019, as well as the activity for the six months ending December 29, 2019, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Gain or Loss on Cash flow hedges		Accumulated Unrealized Holding Gain or Loss on Available-For-Sale Investments		Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance at June 30, 2019	$(39,370)	$(4,330)		$2,146		$(22,476)	$(64,030)
Other comprehensive (loss) income before reclassifications	(1,174)	3,388		(2,713)		578	79
(Gains) losses reclassified from accumulated other comprehensive income (loss) to net income	(13)	2,734	(1)	983	(2)	—	3,704
Net current-period other comprehensive (loss) income	(1,187)	6,122		(1,730)		578	3,783
Balance at December 29, 2019	$(40,557)	$1,792		$416		$(21,898)	$(60,247)

(1) Amount of after tax loss reclassified from AOCI into net income located in revenue: $0.4 million loss; cost of goods sold: $1.6 million loss; and selling, general, and administrative expenses: $0.7 million loss.
(2) Amount of after tax loss reclassified from accumulated other comprehensive income into net income located in other expense, net.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, margins, market share, served addressable market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, any changes in our customers’ proportion of capital expenditure (with respect to certain technology inflections); hedging transactions; debt or financing arrangements; our competition, and our ability to defend our market share, and to gain new market share; our ability to obtain and qualify alternative sources of supply; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; anticipated growth or decline in the industry and the total market for wafer fabrication equipment, our growth relative thereto and the resulting impact on us from such growth or decline; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; the role of component suppliers in our business; our leadership and competency, and our ability to facilitate innovation; our ability to continue to, including the underlying factors that, create sustainable differentiation; the resources invested to comply with evolving standards and the impact of such efforts; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our strategic relevance with our customers; our ability to scale our operations to respond to changes in our business; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 30, 2019 (our “2019 Form 10-K”), our quarterly report on form 10-Q for the fiscal quarter ended September 29, 2019, and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and six months ended December 29, 2019, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2019 Form 10-K.

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
The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	December 29, 2019	September 29, 2019	December 23, 2018
	(in thousands, except per share data and percentages)
Revenue	$2,583,501	$2,165,746	$2,522,673
Gross margin	$1,179,644	$981,710	$1,145,033
Gross margin as a percent of total revenue	45.7%	45.3%	45.4%
Total operating expenses	$493,133	$444,255	$454,654
Net income	$514,510	$465,789	$568,855
Diluted net income per share	$3.43	$3.09	$3.51
In the December 2019 quarter, revenue increased 19% compared to the September 2019 quarter primarily as a result of increased investments from our foundry customers. The increase in gross margin as a percentage of revenue in the December 2019 quarter compared to the September 2019 quarter was primarily driven by higher factory utilization. The increase in operating expenses in the December 2019 quarter compared to the September 2019 quarter was mainly driven by increases in spending for supplies, employee-related costs and outside services.
Our cash and cash equivalents, investments, and restricted cash and investments balances decreased to $4.9 billion at the end of the December 2019 quarter compared to $5.8 billion at the end of the September 2019 quarter. This decrease was primarily driven by $1.0 billion of share repurchases, including net share settlement on employee stock-based compensation, $166.7 million of dividends paid to stockholders, and $62.1 million of capital expenditures, partially offset by $307.9 million of cash generated from operating activities. Employee headcount as of December 29, 2019, was approximately 10,700.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended			Six Months Ended
	December 29, 2019	September 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
Revenue (in millions)	$2,584	$2,166	$2,523	$4,749	$4,853
China	29%	27%	14%	28%	20%
Taiwan	26%	18%	17%	23%	15%
Korea	18%	21%	25%	19%	21%
United States	9%	8%	5%	9%	5%
Japan	8%	13%	27%	10%	28%
Southeast Asia	7%	10%	7%	8%	7%
Europe	3%	3%	5%	3%	4%
Revenue for the December 2019 quarter increased 19% from the September 2019 quarter, increased 2% compared to the December 2018 quarter, and decreased 2% in the six months ended December 2019 compared to the same period in 2018, reflecting changes in customer demand for semiconductor equipment.
Our deferred revenue balance at December 29, 2019 decreased to $411 million, as compared to $481 million as of September 29, 2019. Our deferred revenue balance does not include system shipments to customers in Japan, for which title does not transfer until customer acceptance. Shipments to customers in Japan are classified as inventory at cost until the time of acceptance. The estimated future revenue value from shipments to customers in Japan was approximately $91 million as of December 29, 2019, and $47 million as of September 29, 2019.
The percentages of system revenues to each of the markets we serve were as follows for the periods presented:

	Three Months Ended			Six Months Ended
	December 29, 2019	September 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
Memory	52%	64%	79%	58%	78%
Foundry	36%	25%	13%	31%	15%
Logic/integrated device manufacturing	12%	11%	8%	11%	7%
Gross Margin

	Three Months Ended			Six Months Ended
	December 29, 2019	September 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
	(in thousands, except percentages)
Gross margin	$1,179,644	$981,710	$1,145,033	$2,161,354	$2,203,231
Percent of revenue	45.7%	45.3%	45.4%	45.5%	45.4%
Gross margin as a percentage of revenue was higher in the December 2019 quarter compared to the September 2019 quarter primarily due to higher factory utilization resulting from increased production volume. The increase in gross margin as a percentage of revenue in the December 2019 quarter compared to the December 2018 quarter is primarily due to lower amortization expense related to intangibles acquired through business combinations. In the six months ended December 29, 2019, gross margin as a percentage of revenue slightly increased compared to the same period in the prior year primarily due to lower amortization expense related to intangibles acquired through business combinations, partially offset by lower factory utilization.

Research and Development

	Three Months Ended			Six Months Ended
	December 29, 2019	September 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
	(in thousands, except percentages)
Research & development (“R&D”)	$318,861	$286,827	$285,556	$605,688	$577,228
Percent of revenue	12.3%	13.2%	11.3%	12.8%	11.9%
We continued to make significant R&D investments focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. The increase in R&D expense in the December 2019 quarter compared to the September 2019 quarter was primarily driven by an increase of $16 million in employee-related expenses resulting from higher deferred compensation plan-related costs and higher employee variable compensation, and an increase of $12 million in spending for supplies.
The increase in R&D expense in the December 2019 quarter compared to the same period in the prior year was primarily driven by an increase of $31 million in employee-related expenses resulting from higher deferred compensation plan-related costs and higher employee variable compensation.
The increase in R&D expense in the six months ended December 29, 2019 compared to the same period in 2018 was primarily due to an increase of $28 million in employee-related expenses resulting from higher deferred compensation plan-related costs and higher employee variable compensation.
Selling, General, and Administrative

	Three Months Ended			Six Months Ended
	December 29, 2019	September 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$174,272	$157,428	$169,098	$331,700	$343,873
Percent of revenue	6.7%	7.3%	6.7%	7.0%	7.1%
SG&A expense during the December 2019 quarter increased in comparison to the September 2019 quarter in significant part due to an increase of $9 million in employee-related expenses resulting from higher deferred compensation plan-related costs and higher employee variable compensation.
SG&A expense during the December 2019 quarter compared to the same period in the prior year slightly increased primarily due to an increase of $20 million in employee-related expenses resulting from higher deferred compensation plan-related costs and higher employee variable compensation, offset by a decrease of $6 million in spending for supplies.
The decrease in SG&A expense for the six months ended December 29, 2019 compared to the same period in 2018 was primarily due to decreases of $5 million in outside services, $8 million in spending for supplies, and $5 million in costs associated with a reduction in force that occurred in 2018, partially offset by a $13 million increase in employee-related expenses resulting from higher deferred compensation plan-related costs and higher employee variable compensation.

Other Expense, Net
Other expense, net consisted of the following:

	Three Months Ended			Six Months Ended
	December 29, 2019	September 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
	(in thousands)
Interest income	$25,454	$31,784	$17,809	$57,238	$36,742
Interest expense	(42,615)	(43,995)	(19,784)	(86,610)	(41,572)
Gains (losses) on deferred compensation plan-related assets, net	14,129	(436)	(22,374)	13,693	(17,160)
Foreign exchange (losses) gains, net	(2,287)	(529)	2,581	(2,816)	2,632
Other, net	(8,605)	448	(8,881)	(8,157)	(11,668)
	$(13,924)	$(12,728)	$(30,649)	$(26,652)	$(31,026)
Interest income decreased in the December 2019 quarter compared to the September 2019 quarter as a result of lower cash balances and lower yield. Interest income increased compared to the December 2018 quarter as a result of higher cash balances. Interest income increased in the six months ended December 29, 2019 compared to the same period in 2018 as a result of higher cash balances and higher yield.
Interest expense decreased in the December 2019 quarter compared to the September 2019 quarter primarily due to conversions of the 2041 Convertible Note. Interest expense increased in the three and six months ended December 2019 compared to the same period in 2018 due to the March 2019 issuance of $2.5 billion of senior notes.
Significant changes in the market value of securities drove the higher gains on assets related to obligations under our deferred compensation plan in the December 2019 quarter compared to the September 2019 and December 2018 quarters.
Foreign exchange fluctuations are primarily due to currency movements against portions of our unhedged balance sheet exposures.
Other, net was higher in the December 2019 quarter compared to the September 2019 primarily due to an increase in charitable contributions during the December 2019 quarter. Other, net was lower in the six months ended December 2019 compared to the same period in 2018 primarily due to higher charitable contributions during the six months ended December 2018.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	December 29, 2019	September 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
	(in thousands, except percentages)
Income tax expense	$158,077	$58,938	$90,875	$217,015	$148,889
Effective tax rate	23.5%	11.2%	13.8%	18.1%	11.9%
The increase in the effective tax rate for the three and six months ended December 2019 compared to the three months ended September 2019 and the three and six months ended December 2018 was primarily due to a cumulative income tax benefit reversal due to a court ruling, as outlined below.
As discussed in Note 6, “Income Tax Expense”, of our Condensed Consolidated Financial Statements of this Form 10-Q, in November 2019, the Ninth Circuit rejected the en banc appeal petitioned by Altera in July 2019. We have evaluated the impact of this decision and view the denial as an indication that Altera’s position of excluding stock-based compensation expense in an inter-company cost-sharing arrangement is unlikely to be sustained upon further litigation. As a result, we have reversed $74.5 million of net tax assets associated with stock-based compensation benefits related to previous years in the Condensed Consolidated Financial Statements in the three months ended December 29, 2019. In conclusion, we are no longer reflecting a net tax benefit within our financial statements related to excluding stock-based compensation from our inter-company cost-sharing arrangement. If, at a future date, Altera secured a favorable ruling from the Supreme Court, we would re-evaluate the decision to record an income tax benefit at that time. Please refer to Note 7, “Income Taxes,” to our Consolidated Financial Statements in Part II, Item 8 of our 2019 Form 10-K for additional information.

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
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $4.9 billion at December 29, 2019 compared to $5.7 billion as of June 30, 2019. This decrease was primarily driven by $1.1 billion of share repurchases, including net share settlement on employee stock-based compensation, along with $325.6 million of dividends paid to stockholders, partially offset by $772.0 million of cash generated from operating activities.
Cash Flow from Operating Activities
Net cash provided by operating activities of $772.0 million during the six months ended December 29, 2019, consisted of (in millions):

Net income	$980.3
Non-cash charges:
Depreciation and amortization	130.2
Equity-based compensation expense	88.6
Deferred income taxes	74.5
Amortization of note discounts and issuance costs	3.3
Changes in operating asset and liability accounts	(508.6)
Other	3.7
$772.0
Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $575.2 million, prepaid expense and other assets of $81.4 million, and inventory of $15.9 million, combined with decreases in deferred profit of $14.9 million. The uses of cash are offset by sources of cash from the following: increases in accrued expense and other liabilities of $104.1 million and trade accounts payable of $74.7 million.
Cash Flow from Investing Activities
Net cash provided by investing activities during the six months ended December 29, 2019, was $16.4 million, primarily consisting of net sales and maturities of available-for-sale securities of $128.2 million, partially offset by capital expenditures of $101.3 million.

Cash Flow from Financing Activities
Net cash used for financing activities during the six months ended December 29, 2019, was $1.4 billion, primarily consisting of $1.1 billion in treasury stock repurchases, including net share settlement on employee stock-based compensation, $325.6 million in dividends paid, and $47.0 million of cash paid for debt repayment, particularly offset by $38.4 million in treasury stock reissuance.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of December 29, 2019, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
Under certain circumstances, our 2041 Notes may be converted and settled in cash and shares of our Common Stock. During the six months ended December 29, 2019, approximately $45.3 million principal value of convertible 2041 Notes were converted and in the subsequent period through January 31, 2020, we received notice of conversion of an additional $116.6 million principal value of 2041 Notes, which will settle in the quarter ending March 29, 2020. We expect to have sufficient levels of cash, cash equivalents, and short term investments to fund the near-term settlement of these Convertible Notes.
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
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2019 Form 10-K. Other than as noted below, our exposure related to market risk has not changed materially since June 30, 2019. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of December 29, 2019. Actual results may differ materially.
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

The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of December 29, 2019, were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 29, 2019	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
U.S. Treasury and agencies	$478,961	$478,130	$477,299	$476,468	$475,636	$474,805	$473,974
Government-sponsored enterprises	9,847	9,837	9,826	9,816	9,805	9,795	9,784
Foreign government bonds	30,689	30,627	30,565	30,503	30,442	30,380	30,318
Corporate notes and bonds	1,236,608	1,233,015	1,229,420	1,225,824	1,222,229	1,218,634	1,215,039
Mortgage backed securities - residential	4,265	4,237	4,209	4,180	4,152	4,123	4,095
Mortgage backed securities - commercial	27,161	27,024	26,887	26,750	26,612	26,475	26,338
Total	$1,787,531	$1,782,870	$1,778,206	$1,773,541	$1,768,876	$1,764,212	$1,759,548
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of December 29, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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

•
transportation, communication, demand, information technology, or supply disruptions based on factors outside our control, such as strikes, acts of God, wars, terrorist activities, widespread outbreak of illness, and natural or man-made disasters;

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
Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations, and Earnings per Share
We have $4.5 billion in aggregate principal amount of senior unsecured notes and convertible notes outstanding. Additionally, we have funding available to us under our $1.25 billion commercial paper program and our $1.25 billion revolving credit facility, which serves as a backstop to our commercial paper program. Our revolving credit facility also includes an option to increase the amount up to an additional $600.0 million, for a potential total commitment of $1.85 billion. We may, in the future, decide to enter into additional debt arrangements.
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
We Depend on Creating New Products and Processes and Enhancing Existing Products and Processes for Our Success; Consequently, We Are Subject to Risks Associated with Rapid Technological Change
Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances that enable those processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products or existing products have reliability, quality, design, or safety problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may be unable to develop and manufacture products successfully, or products that we introduce may fail in the marketplace. For more than 25 years, the primary driver of technology advancement in the semiconductor industry has been to shrink the lithography that prints the circuit design on semiconductor chips. That driver could be approaching its technological limit, leading semiconductor manufacturers to investigate more complex changes in multiple technologies in an effort to continue technology development. In addition, the emergence of “big data” and new tools such as machine learning and artificial intelligence that capitalize on the availability of large data sets is leading semiconductor manufacturers and equipment manufacturers to pursue new products and approaches that exploit those tools to advance technology development. In the face of uncertainty on which technology solutions will become successful, we will need to focus our efforts on developing the technology changes that are ultimately successful in supporting our customer requirements. Our failure to develop and offer the correct technology solutions in a timely manner with productive and cost-effective products could adversely affect our business in a material way. Our failure to commercialize new products in a timely manner could result in loss of market share, unanticipated costs, and inventory obsolescence, which would adversely affect our financial results.
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
We Are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification
We derive a substantial percentage of our revenues from a limited number of products. Our products are priced up to approximately $15 million per system. As a result, the inability to recognize revenue on even a few systems can cause a significantly adverse impact on our revenues for a given quarter, and, in the longer term, the continued market acceptance of these products is critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:

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
In addition, the fact that we offer limited product lines creates the risk that our customers may view us as less important to their business than our competitors that offer additional products and/or product capabilities, including new products that take advantage of “big data” or other new technologies such as machine learning and artificial intelligence. This may impact our ability to maintain or expand our business with certain customers. Such product concentration may also subject us to additional risks associated with technology changes. Our business is affected by our customers’ use of our products in certain steps in their wafer fabrication processes. Should technologies change so that the manufacture of semiconductors requires fewer steps using our products, this could have a larger impact on our business than it would on the business of our less concentrated competitors.
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
We Face Risks Related to the Disruption of Our Primary Manufacturing Facilities
While we maintain business continuity plans, our manufacturing facilities are concentrated in a limited number of locations. These locations are subject to disruption for a variety of reasons, such as natural or man-made disasters, widespread outbreaks of illness, terrorist activities, disruptions of our information technology resources, utility interruptions, or other events beyond our control. Such disruptions may cause delays in shipping our products, which could result in the loss of business or customer trust, adversely affecting our business and operating results.
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
We believe that to remain competitive we must devote significant financial resources to offer products that meet our customers’ needs, to maintain customer service and support centers worldwide, and to invest in product and process R&D. Technological changes and developing technologies, have required, and are expected to continue to require, new and costly investments. Certain of our competitors, including those that are created and financially backed by foreign governments, have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support resources than we do and therefore have the potential to offer customers a more comprehensive array of products and/or product capabilities and to therefore achieve additional relative success in the semiconductor equipment industry. These competitors may deeply discount or give away products similar to those that we sell, challenging or even exceeding our ability to make similar accommodations and threatening our ability to sell those products. We also face competition from our own customers, who in some instances have established affiliated entities that manufacture equipment similar to ours. In addition, we face competition from companies that exist in a more favorable legal or regulatory environment than we do, allowing the freedom of action in ways that we may be unable to match. In many cases speed to solution is necessary for customer satisfaction and our competitors may be better positioned to achieve these objectives. For these reasons, we may fail to continue to compete successfully worldwide.

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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part 1 Item 1. Business, accounted for approximately 91%, 92%, and 93% of total revenue in the six months ended December 29, 2019 and fiscal years 2019, and 2018, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
We have experienced cybersecurity and other threats and incidents in the past. Although past threats and incidents have not resulted in a material adverse effect, we may incur material losses related to cybersecurity and other threats or incidents in the future. If we were subject to a cybersecurity and other incident, it could have a material adverse effect on our business. Such adverse effects might include:

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

•
Misappropriation or theft of our or a customer’s, supplier’s or other party’s assets or resources, including technology data, intellectual property or other sensitive information and costs associated therewith;

•	Reputational damage;

•	Diminution in the value of our investment in research, development and engineering; or

•	Our failure to meet, or violation of, regulatory or other legal obligations, such as the timely publication or filing of financial statements, tax information and other required communications.
While we have implemented ISO 27001 compliant security procedures and virus protection software, intrusion prevention systems, identity and access control, and emergency recovery processes, and we carefully select our third-party providers of information systems, to mitigate risks to the information systems that we rely on, and to our technology, data, intellectual property and other sensitive information, those security procedures and mitigation and protection systems cannot be guaranteed to be fail-safe and we may still suffer cybersecurity and other incidents. It may be difficult to hire and retain employees with substantial cybersecurity acumen. In addition, our policies and procedures may not be effective in enabling us to identify risks, threats and incidents in a timely manner, or at all, or to respond expediently, appropriately and effectively when incidents occur and repair any damage caused by such incidents, which could have a material adverse effect on our business.
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
Repurchases of Company Shares
In November 2018, the Board of Directors authorized management to repurchase up to an additional $5.0 billion of Common Stock on such terms and conditions as it deems appropriate. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time. Funding for this share repurchase program may be through a combination of cash on hand, cash generation, and borrowings. As of December 29, 2019, we have purchased approximately $3.0 billion of shares under this authorization, comprised of $0.5 billion of open market purchases and execution of $2.5 billion of accelerated share repurchase arrangements.

Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2019				$3,033,500
Quarter ended September 29, 2019	397	$196.83	383	2,958,304
September 30, 2019 - November 3, 2019	3	$235.81	—	2,958,304
November 4, 2019 - November 24, 2019	3,227	$277.65	3,224	1,957,829
November 25, 2019 - December 29, 2019	12	$271.04	—	1,957,829
Quarter ended December 29, 2019	3,242	$265.88	3,224	$1,957,829

(1)
During the three and six months ended December 29, 2019, we acquired 18 thousand shares at a total cost of $4.9 million and 32 thousand shares at a total cost of $7.8 million, respectively, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.

(2)
Average price paid per share excludes the effect of accelerated share repurchases. See additional disclosure below regarding our accelerated share repurchase activity during the six months ended December 29, 2019.

Accelerated Share Repurchase Agreements
On November 22, 2019, the Company entered into two separate accelerated share repurchase agreements (collectively, the "November 2019 ASR") with two financial institutions to repurchase a total of $1.0 billion of Common Stock. The Company took an initial delivery of approximately 2.9 million shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on November 22, 2019. The total number of shares received under the November 2019 ASR will be based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the November 2019 ASR will occur no later than May 27, 2020.
On June 4, 2019, we entered into four separate accelerated share repurchase agreements (collectively, the "June 2019 ASR") with two financial institutions to repurchase a total of $750 million of Common Stock. We took an initial delivery of approximately 3.1 million shares, which represented 75% of the prepayment amount divided by our closing stock price on June 4, 2019. The total number of shares received under the June 2019 ASR was based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the agreements occurred during November 2019, resulting in the receipt of approximately 361 thousand additional shares, which yielded a weighted-average share price of approximately $215.60 for the transaction period.

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

Date:	February 4, 2020	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)