Form 10-Q
period 2020-03-29
LAM RESEARCH CORP
filed 2020-04-28
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
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
As of April 24, 2020, the Registrant had 145,162,229 shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Revenue	$2,503,625	$2,439,048	$7,252,872	$7,292,412
Cost of goods sold	1,336,618	1,364,711	3,924,511	4,014,844
Gross margin	1,167,007	1,074,337	3,328,361	3,277,568
Research and development	307,914	318,514	913,602	895,742
Selling, general, and administrative	164,979	190,306	496,679	534,179
Total operating expenses	472,893	508,820	1,410,281	1,429,921
Operating income	694,114	565,517	1,918,080	1,847,647
Other (expense) income, net	(64,619)	20,532	(91,271)	(10,494)
Income before income taxes	629,495	586,049	1,826,809	1,837,153
Income tax expense	(54,714)	(38,659)	(271,729)	(187,548)
Net income	$574,781	$547,390	$1,555,080	$1,649,605
Net income per share:
Basic	$3.96	$3.62	$10.75	$10.72
Diluted	$3.88	$3.47	$10.39	$10.20
Number of shares used in per share calculations:
Basic	145,301	151,201	144,654	153,891
Diluted	148,165	157,849	149,648	161,683

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Net income	$574,781	$547,390	$1,555,080	$1,649,605
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(18,225)	6,684	(19,412)	(6,845)
Cash flow hedges:
Net unrealized (losses) gains during the period	(29,456)	(7,950)	(26,068)	4,038
Net (gains) losses reclassified into earnings	(924)	2,086	1,810	(2,492)
	(30,380)	(5,864)	(24,258)	1,546
Available-for-sale investments:
Net unrealized (losses) gains during the period	(4,129)	1,143	(6,842)	1,441
Net losses (gains) reclassified into earnings	27	(147)	1,010	(201)
	(4,102)	996	(5,832)	1,240
Defined benefit plans, net change in unrealized component	278	216	856	(1,152)
Other comprehensive (loss) income, net of tax	(52,429)	2,032	(48,646)	(5,211)
Comprehensive income	$522,352	$549,422	$1,506,434	$1,644,394

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 29, 2020	June 30, 2019
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$3,961,586	$3,658,219
Investments	1,431,550	1,772,984
Accounts receivable, less allowance for doubtful accounts of $5,332 as of March 29, 2020, and $5,021 as of June 30, 2019	2,191,070	1,455,522
Inventories	1,674,740	1,540,140
Prepaid expenses and other current assets	149,839	133,544
Total current assets	9,408,785	8,560,409
Property and equipment, net	1,048,619	1,059,077
Restricted cash and investments	254,155	255,177
Goodwill	1,484,050	1,484,597
Intangible assets, net	182,682	216,950
Other assets	560,344	425,123
Total assets	$12,938,635	$12,001,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$498,860	$376,561
Accrued expenses and other current liabilities	1,024,793	946,641
Deferred profit	539,601	381,317
Current portion of long-term debt and finance lease obligations	42,407	667,131
Total current liabilities	2,105,661	2,371,650
Long-term debt and finance lease obligations, less current portion	5,043,931	3,822,768
Income taxes payable	889,287	892,790
Other long-term liabilities	350,603	190,821
Total liabilities	8,389,482	7,278,029
Commitments and contingencies
Temporary equity, convertible notes	11,546	49,439
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares; issued and outstanding, 145,156 shares at March 29, 2020, and 144,433 shares at June 30, 2019	145	144
Additional paid-in capital	6,577,822	6,409,405
Treasury stock, at cost; 145,493 shares at March 29, 2020, and 140,573 shares at June 30, 2019	(12,918,730)	(11,602,573)
Accumulated other comprehensive loss	(112,676)	(64,030)
Retained earnings	10,991,046	9,930,919
Total stockholders’ equity	4,537,607	4,673,865
Total liabilities and stockholders’ equity	$12,938,635	$12,001,333
(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended
	March 29, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,555,080	$1,649,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197,442	243,873
Deferred income taxes	74,516	(75,105)
Equity-based compensation expense	136,044	142,389
Amortization of note discounts and issuance costs	4,611	5,137
Other, net	11,510	(646)
Changes in operating assets and liabilities	(665,800)	330,273
Net cash provided by operating activities	1,313,403	2,295,526
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(152,685)	(237,543)
Purchases of available-for-sale securities	(1,889,823)	(1,975,688)
Maturities of available-for-sales securities	1,163,555	395,569
Sales of available-for-sale securities	1,065,618	809,379
Other, net	(540)	(5,288)
Net cash provided by (used for) investing activities	186,125	(1,013,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(664,589)	(116,496)
Net repayments of commercial paper	—	(61,754)
Proceeds from borrowings on revolving credit facility	1,250,000	—
Proceeds from issuance of long-term debt, net of issuance costs	—	2,476,720
Treasury stock purchases	(1,328,632)	(2,672,051)
Dividends paid	(489,099)	(513,475)
Reissuance of treasury stock related to employee stock purchase plan	38,447	32,920
Proceeds from issuance of common stock	6,215	5,119
Other, net	328	(13,207)
Net cash used for financing activities	(1,187,330)	(862,224)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,853)	(904)
Net increase in cash, cash equivalents, and restricted cash	302,345	418,827
Cash, cash equivalents, and restricted cash at beginning of period	3,913,396	4,768,558
Cash, cash equivalents, and restricted cash at end of period	$4,215,741	$5,187,385
Schedule of non-cash transactions:
Accrued payables for stock repurchases	295	1,637
Accrued payables for capital expenditures	29,690	27,283
Dividends payable	167,740	164,874
Transfers of inventory to property and equipment, net	34,155	42,519

Reconciliation of cash, cash equivalents, and restricted cash	March 29, 2020	March 31, 2019
Cash and cash equivalents	$3,961,586	$4,931,611
Restricted cash and investments	254,155	255,774
Total cash, cash equivalents, and restricted cash	$4,215,741	$5,187,385

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	March 29, 2020
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 29, 2019	142,462	$142	$6,528,821	$(12,673,292)	$(60,247)	$10,584,005	$4,379,429
Sale of common stock	1,047	1	1,713	—	—	—	1,714
Purchase of treasury stock	(1,576)	(1)	—	(245,438)	—	—	(245,439)
Equity-based compensation expense	—	—	47,414	—	—	—	47,414
Effect of conversion of convertible notes	3,223	3	(26,884)	—	—	—	(26,881)
Reclassification from temporary to permanent equity	—	—	26,758	—	—	—	26,758
Net income	—	—	—	—	—	574,781	574,781
Other comprehensive loss	—	—	—	—	(52,429)	—	(52,429)
Cash dividends declared ($1.15 per common share)	—	—	—	—	—	(167,740)	(167,740)
Balance at March 29, 2020	145,156	$145	$6,577,822	$(12,918,730)	$(112,676)	$10,991,046	$4,537,607

	Nine Months Ended
	March 29, 2020
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2019	144,433	$144	$6,409,405	$(11,602,573)	$(64,030)	$9,930,919	$4,673,865
Sale of common stock	1,230	1	6,214	—	—	—	6,215
Purchase of treasury stock	(5,215)	(4)	—	(1,328,894)	—	—	(1,328,898)
Reissuance of treasury stock	296	—	25,710	12,737	—	—	38,447
Equity-based compensation expense	—	—	136,044	—	—	—	136,044
Effect of conversion of convertible notes	4,412	4	(37,444)	—	—	—	(37,440)
Reclassification from temporary to permanent equity	—	—	37,893	—	—	—	37,893
Adoption of ASU 2016-02	—	—	—	—	—	3,018	3,018
Net income	—	—	—	—	—	1,555,080	1,555,080
Other comprehensive loss	—	—	—	—	(48,646)	—	(48,646)
Cash dividends declared ($3.45 per common share)	—	—	—	—	—	(497,971)	(497,971)
Balance at March 29, 2020	145,156	$145	$6,577,822	$(12,918,730)	$(112,676)	$10,991,046	$4,537,607

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended
	March 31, 2019
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 23, 2018	153,961	$154	$6,256,942	$(9,573,486)	$(64,692)	$9,165,445	$5,784,363
Sale of common stock	947	1	5,009	—	—	—	5,010
Purchase of treasury stock	(5,702)	(6)	—	(936,264)	—	—	(936,270)
Equity-based compensation expense	—	—	53,240	—	—	—	53,240
Effect of conversion of convertible notes	680	1	(6,921)	—	—	—	(6,920)
Reclassification from temporary to permanent equity	—	—	7,225	—	—	—	7,225
Net income	—	—	—	—	—	547,390	547,390
Other comprehensive income	—	—	—	—	2,032	—	2,032
Cash dividends declared ($1.10 per common share)	—	—	—	—	—	(164,874)	(164,874)
Balance at March 31, 2019	149,886	$150	$6,315,495	$(10,509,750)	$(62,660)	$9,547,961	$5,291,196

	Nine Months Ended
	March 31, 2019
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 24, 2018	156,892	$157	$6,144,425	$(7,846,476)	$(57,449)	$8,261,194	$6,501,851
Sale of common stock	1,026	1	5,118	—	—	—	5,119
Purchase of treasury stock	(15,193)	(15)	—	(2,673,557)	—	—	(2,673,572)
Reissuance of treasury stock	273	—	22,637	10,283	—	—	32,920
Equity-based compensation expense	—	—	142,389	—	—	—	142,389
Effect of conversion of convertible notes	2,783	3	(27,470)	—	—	—	(27,467)
Exercise of warrants	4,105	4	(12)	—	—	—	(8)
Reclassification from temporary to permanent equity	—	—	28,408	—	—	—	28,408
Adoption of ASU 2014-09	—	—	—	—	—	139,355	139,355
Adoption of ASU 2016-16	—	—	—	—	—	(443)	(443)
Adoption of ASU 2018-02	—	—	—	—	(2,227)	2,227	—
Net income	—	—	—	—	—	1,649,605	1,649,605
Other comprehensive loss	—	—	—	—	(2,984)	—	(2,984)
Cash dividends declared ($3.30 per common share)	—	—	—	—	—	(503,977)	(503,977)
Balance at March 31, 2019	149,886	$150	$6,315,495	$(10,509,750)	$(62,660)	$9,547,961	$5,291,196

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2020
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 28, 2020 and includes 52 weeks. The quarters ended March 29, 2020 (the “March 2020 quarter”) and March 31, 2019 (the “March 2019 quarter”) included 13 weeks and 14 weeks, respectively.
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
Updates Not Yet Effective
In June 2016, the FASB released ASU 2016-13, “Financial Instruments – Credit Losses.” The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including but not limited to, available for sale debt securities and accounts receivable. The FASB issued a subsequent amendment to the initial guidance in November 2019 within

ASU 2019-11. The Company is required to adopt these amendments starting in the first quarter of fiscal year 2021 using a modified-retrospective approach. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its Condensed Consolidated Financial Statements.
In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808).” The amendment clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer for a good or service that is a distinct unit of account. The amendment also precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. The standard should be applied retrospectively to the period when the Company initially adopted ASC 606. The Company does not expect the adoption of this standard to have a material impact on its Condensed Consolidated Financial Statements.
In April 2019, the FASB issued ASU 2019-04,”Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, that clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective starting in the first quarter of fiscal year 2021. The Company does not expect adoption of this standard to have a material impact on its Condensed Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. This ASU may be applied prospectively through December 31, 2022. The Company expects to adopt this guidance and apply it to reference rate reform effected arrangement modifications.
NOTE 3 — REVENUE
Deferred Revenue
Revenue of $67.7 million and $391.6 million included in deferred revenue at June 30, 2019 was recognized during the three and nine months ended March 29, 2020.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of March 29, 2020 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years	Total
	(In thousands)
Deferred revenue	$688,830	$37,389	(1)	$—	$726,219

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

The following table presents the Company’s revenues disaggregated between system and its customer support-related revenue:

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
	(In thousands)
System revenue	$1,647,560	$1,612,382	$4,759,881	$4,880,731
Customer support-related revenue and other	856,065	826,666	2,492,991	2,411,681
	$2,503,625	$2,439,048	$7,252,872	$7,292,412

System revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant product line.
The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
	(In thousands)
China	$792,412	$415,999	$2,142,366	$1,371,612
Korea	589,072	609,892	1,503,733	1,621,165
Taiwan	515,485	570,300	1,587,848	1,275,883
Japan	239,751	403,592	721,664	1,765,449
United States	215,015	230,636	622,399	486,436
Europe	89,090	88,266	214,139	288,164
Southeast Asia	62,800	120,363	460,723	483,703
	$2,503,625	$2,439,048	$7,252,872	$7,292,412

The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Memory	56%	61%	57%	72%
Foundry	31%	27%	31%	19%
Logic/integrated device manufacturing	13%	12%	12%	9%

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

The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands)
Equity-based compensation expense	$47,414	$53,240	$136,044	$142,389
Income tax benefit recognized related to equity-based compensation expense	$24,457	$28,337	$38,736	$42,204

Restricted Stock
During the nine months ended March 29, 2020, the Company issued both service-based RSUs and market-based performance RSUs (“PRSUs”). The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the grant date, discounted for dividends. The fair value of the Company’s market-based PRSUs was calculated using a Monte Carlo simulation model at the date of the grant. Market-based PRSUs generally vest three years from the grant date if certain performance criteria are achieved and require continued employment. Based upon the terms of such awards, the number of shares that can be earned over the performance periods is based on the Company’s Common Stock price performance compared to the market price performance of the Philadelphia Semiconductor Sector Total Return Index (“XSOX”), ranging from 0% to 150% of target. The stock price performance or market price performance is measured using the closing price for the 50-trading days prior to the dates the performance period begins and ends. The target number of shares represented by the market-based PRSUs is increased by 2% of target for each 1% that Common Stock price performance, as adjusted for the reinvestment of dividends on Common Stock on the ex-dividend date, exceeds the market price performance of the XSOX index. The result of the vesting formula is rounded down to the nearest whole number.

The following table summarizes restricted stock activity:

	Service-based RSUs Outstanding		Market-based PRSUs Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
June 30, 2019	1,796,885	$159.36	434,774	$144.57
Granted	579,220	281.72	171,526	320.69
Vested	(879,402)	151.23	(257,787)	111.75
Expired or Forfeited	(76,783)	169.03	(28,008)	159.04
March 29, 2020	1,419,920	$213.75	320,505	$207.95

Stock Options
The fair value of the Company’s stock options granted during the nine months ended March 29, 2020 was estimated using a Black-Scholes options valuation model, which requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award.

The following table summarizes stock option activity:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price
June 30, 2019	494,883	$115.96
Granted	34,236	300.33
Exercised	(93,225)	66.65
Expired or forfeited	(4,948)	179.39
March 29, 2020	430,946	$140.54

NOTE 5 — OTHER (EXPENSE) INCOME, NET
The significant components of other (expense) income, net, are as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands)
Interest income	$18,856	$26,966	$76,094	$63,709
Interest expense	(41,580)	(30,263)	(128,190)	(71,835)
(Losses) gains on deferred compensation plan-related assets, net	(33,828)	21,395	(20,135)	4,235
Foreign exchange gains (losses), net	480	720	(2,336)	3,352
Other, net	(8,547)	1,714	(16,704)	(9,955)
	$(64,619)	$20,532	$(91,271)	$(10,494)

NOTE 6 — INCOME TAX EXPENSE
The Company recorded an income tax expense of $54.7 million and $271.7 million for the three and nine months ended March 29, 2020, which yielded an effective tax rate of approximately 8.7% and 14.9%, respectively.
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three months ended March 29, 2020 was primarily due to income in lower tax jurisdictions and stock-based compensation excess tax benefits.
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
The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax return for the fiscal year ended June 24, 2018. As of March 29, 2020, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its unrecognized tax benefits as a result of tax examinations or lapses of statute of limitations. The change in unrecognized tax benefits as a result of lapses of statute of limitations may range up to $10.0 million.

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

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands, except per share data)
Numerator:
Net income	$574,781	$547,390	$1,555,080	$1,649,605
Denominator:
Basic average shares outstanding	145,301	151,201	144,654	153,891
Effect of potential dilutive securities:
Employee stock plans	1,453	1,413	1,390	1,461
Convertible notes	1,411	5,235	3,604	5,663
Warrants	—	—	—	668
Diluted average shares outstanding	148,165	157,849	149,648	161,683
Net income per share - basic	$3.96	$3.62	$10.75	$10.72
Net income per share - diluted	$3.88	$3.47	$10.39	$10.20

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands)
Options and RSUs	40	640	13	717

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
The following table sets forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of March 29, 2020, and June 30, 2019:

	March 29, 2020
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$1,486,663	$—	$—	$1,486,663	$1,482,536	$—	$4,127	$—
Time deposit	1,735,157	—	—	1,735,157	1,485,129	—	250,028	—
Level 1:
Money market funds	944,788	—	—	944,788	944,788	—	—	—
U.S. Treasury and agencies	429,712	995	—	430,707	37,501	393,206	—	—
Mutual funds	68,757	3,354	(491)	71,620	—	—	—	71,620
Level 1 Total	1,443,257	4,349	(491)	1,447,115	982,289	393,206	—	71,620
Level 2:
Government-sponsored enterprises	2,011	1	—	2,012	—	2,012	—	—
Foreign government bonds	32,230	48	(47)	32,231	—	32,231	—	—
Corporate notes and bonds	998,591	658	(6,280)	992,969	11,632	981,337	—	—
Mortgage backed securities — residential	3,628	59	—	3,687	—	3,687	—	—
Mortgage backed securities — commercial	18,957	120	—	19,077	—	19,077	—	—
Level 2 Total	1,055,417	886	(6,327)	1,049,976	11,632	1,038,344	—	—
Total	$5,720,494	$5,235	$(6,818)	$5,718,911	$3,961,586	$1,431,550	$254,155	$71,620

	June 30, 2019
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$467,460	$—	$—	$467,460	$462,310	$—	$5,150	$—
Time deposit	1,563,686	—	—	1,563,686	1,313,659	—	250,027	—
Level 1:
Money market funds	1,644,659	—	—	1,644,659	1,644,659	—	—	—
U.S. Treasury and agencies	465,655	283	(24)	465,914	86,981	378,933	—	—
Mutual funds	76,961	1,063	(283)	77,741	—	—	—	77,741
Level 1 Total	2,187,275	1,346	(307)	2,188,314	1,731,640	378,933	—	77,741
Level 2:
Government-sponsored enterprises	16,005	5	(41)	15,969	—	15,969	—	—
Foreign government bonds	24,408	35	—	24,443	—	24,443	—	—
Corporate notes and bonds	1,466,167	2,310	(99)	1,468,378	150,610	1,317,768	—	—
Mortgage backed securities — residential	6,148	—	(4)	6,144	—	6,144	—	—
Mortgage backed securities — commercial	29,587	140	—	29,727	—	29,727	—	—
Level 2 Total	1,542,315	2,490	(144)	1,544,661	150,610	1,394,051	—	—
Total	$5,760,736	$3,836	$(451)	$5,764,121	$3,658,219	$1,772,984	$255,177	$77,741

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
The Company did not recognize any losses on investments due to other-than-temporary impairments during the three and nine months ended March 29, 2020 or March 31, 2019. Additionally, gross realized gains/(losses) from sales of investments were insignificant in the three and nine months ended March 29, 2020 and March 31, 2019.
The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	March 29, 2020
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mutual funds	$6,363	$(193)	$8,108	$(298)	$14,471	$(491)
Foreign government bonds	3,900	(47)	—	—	3,900	(47)
Corporate notes and bonds	676,318	(6,280)	—	—	676,318	(6,280)
	$686,581	$(6,520)	$8,108	$(298)	$694,689	$(6,818)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities are as follows as of March 29, 2020:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$3,794,435	$3,793,166
Due after one year through five years	349,695	346,732
Due in more than five years	20,944	20,730
	$4,165,074	$4,160,628

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
In addition, the Company has entered into interest rate swap agreements to hedge against the variability of cash flows due to changes in certain benchmark interest rates on fixed rate debt. These instruments are designated as cash flow hedges at inception and are settled in conjunction with the issuance of debt. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) and is amortized into income as the hedged item impacts earnings. During the nine months ended March 29, 2020, the Company entered into a series of these interest rate swap agreements with a total notional value of $400 million. As of March 29, 2020, the Company had a net loss of $29.9 million accumulated in other comprehensive income, net of tax, related to these interest rate swap agreements.
At inception and at each quarter-end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign exchange contracts due to changes in time value are included in the assessment of effectiveness. To qualify for hedge accounting, the hedge relationship must meet criteria relating to both the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the three and nine months ended March 29, 2020 and March 31, 2019 associated with forecasted transactions that failed to occur.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of March 29, 2020, the Company had a net gain of $3.4 million accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges which it expects to reclassify from other comprehensive income into earnings over the next 12 months. Additionally, as of March 29, 2020, the Company had a net loss of $2.0 million accumulated in other comprehensive income, net of tax, related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 5.0 years.
Fair Value Hedges
The Company had interest rate contracts whereby the Company received fixed rates and paid variable rates based on certain benchmark interest rates, resulting in a net increase or decrease to interest expense, a component of other (expense) income, net in its Condensed Consolidated Statement of Operations. These interest rate contracts were designated as fair value hedges and hedge against changes in the fair value of the debt portfolio. The Company concluded that these interest rate contracts met the criteria necessary to qualify for the short-cut method of hedge accounting, and as such an assumption was made that the change in the fair value of the hedged debt, due to changes in the benchmark rate, exactly offset the change in the fair value of the interest rate swap. Therefore, the derivative was considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness was recognized. During the three and nine months ended March 29, 2020, the Company terminated and consequently discontinued the hedging relationship of these interest rate contracts; refer to Note 12 - Long-Term Debt and Other Borrowings for additional information regarding the accumulated fair value adjustment and the related amortization.
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
As of March 29, 2020, the Company had the following outstanding foreign currency contracts that were entered into under its cash flow and balance sheet hedge programs:

	Notional Value
	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$190,470	$28,759	$—
Euro	80,061	—	42,354	—
Korean won	35,357	—	407	—
Taiwan dollar	—	—	46,686	—
Chinese renminbi	—	—	21,327	—
Swiss franc	—	—	16,360	—
Indian rupee	—	—	9,841	—
British pound sterling	—	—	8,263	—
Singapore dollar	—	—	5,529	—
	$115,418	$190,470	$179,526	$—

The fair value of derivative instruments in the Company’s Condensed Consolidated Balance Sheet as of March 29, 2020, and June 30, 2019 were as follows:

	March 29, 2020				June 30, 2019
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	$7,133	Accrued expenses and other current liabilities	$3,538	Prepaid expense and other assets	$119	Accrued expenses and other current liabilities	$2,756
Interest rate contracts, short-term			Accrued expenses and other current liabilities	38,506			Accrued expenses and other current liabilities	5,149
Interest rate contracts, long-term	Other assets	—		—	Other assets	1,537		—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	5	Accrued expenses and other current liabilities	234	Prepaid expense and other assets	1,249	Accrued expenses and other current liabilities	748
Total Derivatives		$7,138		$42,278		$2,905		$8,653

Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of March 29, 2020, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be an offset to assets and liabilities by $6.7 million, resulting in a net derivative asset of $0.4 million and net derivative liability of $35.6 million. As of June 30, 2019, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be an offset to both assets and liabilities by $2.4 million, resulting in a net derivative asset of $0.5 million and a net derivative liability of $6.2 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

		Three Months Ended		Nine Months Ended
		March 29, 2020		March 29, 2020
	Location of Gain or (Loss) Recognized in or Reclassified into Income	Gain (loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$6,334	$1,279	$9,532	$773
Foreign Exchange Contracts	Cost of goods sold	(2,589)	(186)	(3,656)	(2,086)
Foreign Exchange Contracts	Selling, general, and administrative	(1,394)	6	(1,859)	(887)
Interest Rate Contracts	Other (expense) income, net	(40,901)	(36)	(38,507)	(106)
		$(38,550)	$1,063	$(34,490)	$(2,306)

		Three Months Ended		Nine Months Ended
		March 31, 2019		March 31, 2019
	Location of Gain or (Loss) Recognized in or Reclassified into Income	(Loss) Gain Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$(7,203)	$206	$9,467	$8,693
Foreign Exchange Contracts	Cost of goods sold	(1,395)	(2,097)	(3,484)	(4,505)
Foreign Exchange Contracts	Selling, general, and administrative	(475)	(600)	(1,353)	(1,778)
Interest Rate Contracts	Other (expense) income, net	—	(34)	—	(100)
		$(9,073)	$(2,525)	$4,630	$2,310
The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended		Nine Months Ended
		March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Loss Recognized in Income	Loss Recognized in Income	Loss Recognized in Income	Gain Recognized in Income
(in thousands)
Foreign Exchange Contracts	Other (expense) income, net	$(6,858)	$(6,747)	$(8,788)	$4,142

The following table presents the effect of the fair value cash flow hedge accounting on the Statement of Financial Performance as well as presents the location and amount of gain/(loss) recognized in Income on fair value and cash flow hedging relationships:

	Three Months Ended				Nine Months Ended
	March 29, 2020				March 29, 2020
	Revenue	Cost of Goods Sold	Selling, General and Admini-strative	Other (Expense) Income, Net	Revenue	Cost of Goods Sold	Selling, General and Admini-strative	Other (Expense) Income, Net
	(in thousands)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded:
	$2,503,625	$1,336,618	$164,979	$(64,619)	$7,252,872	$3,924,511	$496,679	$(91,271)

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20:
Interest contracts:
Hedged items	$—	$—	$—	$(7,789)	$—	$—	$—	$(12,862)
Derivatives designated as hedging instruments	$—	$—	$—	$7,789	$—	$—	$—	$12,862

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$1,279	$(186)	$6	$—	$773	$(2,086)	$(887)	$—
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive income into income	$—	$—	$—	$(36)	$—	$—	$—	$(106)

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

NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	March 29, 2020	June 30, 2019
	(in thousands)
Raw materials	$1,035,490	$994,738
Work-in-process	227,602	174,219
Finished goods	411,648	371,183
	$1,674,740	$1,540,140

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.5 billion as of March 29, 2020 and June 30, 2019, respectively. As of March 29, 2020, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Intangible Assets
The following table provides the Company’s intangible assets:

	March 29, 2020			June 30, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$630,068	$(520,321)	$109,747	$630,165	$(483,204)	$146,961
Existing technology	668,840	(652,523)	16,317	669,399	(647,837)	21,562
Patents and other intangible assets	95,716	(39,098)	56,618	126,235	(77,808)	48,427
Total intangible assets	$1,394,624	$(1,211,942)	$182,682	$1,425,799	$(1,208,849)	$216,950
The Company recognized $16.6 million and $36.6 million in intangible asset amortization expense during the three months ended March 29, 2020 and March 31, 2019, respectively. The Company recognized $49.3 million and $109.4 million in intangible asset amortization expense during the nine months ended March 29, 2020 and March 31, 2019, respectively.
The estimated future amortization expense of intangible assets as of March 29, 2020, is reflected in the table below. The table excludes $15.1 million of capitalized costs for intangible assets that have not been placed into service.

Fiscal Year	Amount
(in thousands)
2020 (remaining 3 months)	$16,664
2021	64,711
2022	60,441
2023	14,963
2024	7,664
Thereafter	3,169
$167,612

NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 29, 2020	June 30, 2019
	(in thousands)
Accrued compensation	$305,303	$336,090
Warranty reserves	117,685	127,932
Income and other taxes payable	112,468	49,926
Dividend payable	167,740	158,868
Other	321,597	273,825
	$1,024,793	$946,641

NOTE 12 — LONG-TERM DEBT AND OTHER BORROWINGS
As of March 29, 2020, and June 30, 2019, the Company’s outstanding debt consisted of the following:

	March 29, 2020			June 30, 2019
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 2.75% Senior Notes Due March 15, 2020 ("2020 Notes")	$—		—	$500,000		2.88%
Fixed-rate 2.80% Senior Notes Due June 15, 2021 ("2021 Notes")	800,000		2.95%	800,000		2.95%
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%	500,000		3.87%
Fixed-rate 3.75% Senior Notes Due March 15, 2026 ("2026 Notes")	750,000		3.86%	750,000		3.86%
Fixed-rate 4.00% Senior Notes Due March 15, 2029 ("2029 Notes")	1,000,000		4.09%	1,000,000		4.09%
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 ("2041 Notes")	50,509	(1)	4.28%	212,349	(1)	4.28%
Fixed-rate 4.875% Senior Notes Due March 15, 2049 ("2049 Notes")	750,000		4.93%	750,000		4.93%
Revolving credit facility	1,250,000		2.03%	—		—
Total debt outstanding, at par	5,100,509			4,512,349
Unamortized discount	(32,734)			(73,191)
Fair value adjustment - interest rate contracts	8,851	(2)		(3,612)
Unamortized bond issuance costs	(4,885)			(5,535)
Total debt outstanding, at carrying value	$5,071,741			$4,430,011
Reported as:
Current portion of long-term debt, and commercial paper	$38,963			$662,308
Long-term debt	5,032,778			3,767,703
Total debt outstanding, at carrying value	$5,071,741			$4,430,011
____________________________
(1) As of the report date, these notes were convertible at the option of the bondholder. This is a result of the following condition being met: the market value of the Company’s Common Stock was greater than 130% of the convertible notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end. As a result, the 2041 Notes were classified in current liabilities and a portion of the equity component, associated with the convertible notes representing the unamortized discount, was classified in temporary equity on the Company’s Condensed Consolidated Balance Sheets. Upon closure of the conversion period, the notes not converted will be reclassified back into noncurrent liabilities and the temporary equity will be reclassified into permanent equity.
(2) This amount represents a cumulative fair market gain for discontinued hedging relationships, net of an immaterial amount of amortization for the three and nine months ended March 29, 2020.
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
Under certain circumstances, the 2041 Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the table below. The principal value of the 2041 Note conversions in the three and nine months ended March 29, 2020, was approximately $116.6 million and $161.8 million, respectively. During the quarter ended March 29, 2020 and in the subsequent period through April 24, 2020, the Company received notice of conversion for an additional $1.9 million principal value of 2041 Notes, which will settle in the quarter ending June 28, 2020.
Selected additional information regarding the 2041 Notes outstanding as of March 29, 2020, and June 30, 2019, is as follows:

	March 29, 2020	June 30, 2019
	2041 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$161,384	$160,604
Carrying amount of temporary equity component, net of tax	$11,546	$49,439
Remaining amortization period (years)	21.1	21.9
Fair Value of Notes (Level 2)	$393,801
Conversion rate (shares of common stock per $1,000 principal amount of notes)	31.3961
Conversion price (per share of common stock)	$31.85
If-converted value in excess of par value	$332,014
Estimated share dilution using average quarterly stock price $289.37 per share	1,411

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
On March 12, 2015, the Company completed a public offering of $500 million aggregate principal amount of the Company’s Senior Notes due March 15, 2020 (the “2020 Notes”) and $500 million aggregate principal amount of the Company’s Senior Notes due March 15, 2025 (the “2025 Notes”). The Company pays interest at an annual rate of 3.80% on the 2025 Notes on a semi-annual basis on March 15 and September 15 of each year. During the year ended June 26, 2016, the Company entered into a series of interest rate contracts hedging the fair value of a portion of the 2025 Notes par value, whereby the Company receives a fixed rate and pays a variable rate based on a certain benchmark interest rate. Refer to Note 8 - Financial Instruments for additional information regarding these interest rate contracts. During the three and nine months ended March 29, 2020, the Company settled the 2020 Notes at par upon their maturity. Prior to settlement, the Company paid interest at an annual rate of 2.75% on the 2020 Notes.
On June 7, 2016, the Company completed a public offering of $800 million aggregate principal amount of Senior Notes due June 2021 (the “2021 Notes”). The Company pays interest at an annual rate of 2.80% on the 2021 Notes on a semi-annual basis on June 15 and December 15 of each year.

The Company may redeem the 2021, 2025, 2026, 2029 and 2049 Notes (collectively the “Senior Notes”) at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect to the Senior Notes and accrued and unpaid interest before May 15, 2021 for the 2021 Notes, before December 15, 2024 for the 2025 Notes, before January 15, 2026 for the 2026 Notes, before December 15, 2028 for the 2029 Notes, and before September 15, 2048 for the 2049 Notes. In addition, upon the occurrence of certain events, as described in the indenture, the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the respective note, plus accrued and unpaid interest.
Selected additional information regarding the Senior Notes outstanding as of March 29, 2020, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2021 Notes	1.2	$814,496
2025 Notes	5.0	$512,795
2026 Notes	6.0	$771,278
2029 Notes	9.0	$1,099,560
2049 Notes	29.0	$992,655

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
As of March 29, 2020, the Company had $1.25 billion outstanding under the credit facility and was in compliance with all financial covenants. The Company has chosen an interest rate (as permitted under the Amended and Restated Credit Agreement) that is tied to three-month LIBOR. The initial interest rate for the first three-month period ending June 22, 2020 will be based on the three-month LIBOR plus a margin of 0.90%, totaling 2.025%.
Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program (“the CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. The net proceeds from the commercial paper program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Facility. As of March 29, 2020 and June 30, 2019, the Company had no outstanding borrowings under the CP Program.
As a result of the Company’s draw down of the total available amount under its Revolving Credit Facility, the CP program is not an available source of liquidity as of March 29, 2020.

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, convertible notes, the term loan agreement, commercial paper, and the revolving credit facility during the three and nine months ended March 29, 2020 and March 31, 2019.

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands)
Contractual interest coupon	$40,409	$24,837	$122,196	$58,814
Amortization of interest discount	953	956	3,346	2,743
Amortization of issuance costs	408	355	1,238	1,013
Effect of interest rate contracts, net	59	1,558	889	3,088
Total interest cost recognized	$41,829	$27,706	$127,669	$65,658

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
Lease details
The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	March 29, 2020	March 29, 2020
	(in thousands)
Financing lease cost:
Amortization of right-of-use assets	$895	$2,713
Interest on lease liabilities	126	392
Total finance lease cost	$1,021	$3,105

Operating lease cost	$12,370	$33,555
Variable lease cost	23,776	64,794

Variable lease payments are expensed as incurred and are not included within the right of use asset and lease liability calculation. Variable lease payments primarily include costs associated with the Company’s third party logistics arrangements that contain one or more embedded leases. Variable lease costs will fluctuate based on factory output and material receipt volumes. Short-term rental expense, for agreements less than one year in duration, were immaterial for the three and nine months ended March 29, 2020.

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
March 29, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$30,730
Financing cash flows paid for principal portion of finance leases	2,653

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$79,919
Finance leases	1,617

Supplemental balance sheet information related to leases were as follows:

March 29, 2020
(in thousands)
Operating leases
Other assets	$156,972

Accrued expenses and other current liabilities	$40,211
Other long-term liabilities	122,659
Total operating lease liabilities	$162,870

Finance Leases
Property and Equipment, net	$18,002

Current portion of long-term debt and lease liabilities	$3,444
Long-term debt and lease liabilities	11,153
Total finance lease liabilities	$14,597

	March 29, 2020
	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
	(in years)
Operating leases	6.4	2.54%
Finance leases	4.4	2.83%

As of March 29, 2020, the maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2020 (remaining 3 months)	$9,779	$1,105
2021	42,028	3,567
2022	26,498	6,157
2023	18,844	1,268
2024	16,371	877
Thereafter	62,658	2,920
Total lease payments	$176,178	$15,894
Less imputed interest	(13,308)	(1,297)
Total	$162,870	$14,597

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
The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “California Operating Leases”). The Company is required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of March 29, 2020.
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
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of March 29, 2020, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of March 29, 2020, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $58.1 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of March 29, 2020 warranty reserves totaling $12.5 million were recognized in other long-term liabilities, the remainder were included in accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands)
Balance at beginning of period	$118,193	$147,755	$127,932	$169,407
Warranties issued during the period	44,898	36,494	115,798	109,287
Settlements made during the period	(31,647)	(45,469)	(98,563)	(134,975)
Changes in liability for pre-existing warranties	(1,252)	(4,561)	(14,975)	(9,500)
Balance at end of period	$130,192	$134,219	$130,192	$134,219

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
NOTE 15 — STOCK REPURCHASE PROGRAM
In November 2018, the Board of Directors authorized the Company to repurchase up to an additional $5.0 billion of Common Stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time. Funding for this repurchase program may be through a combination of cash on hand, cash generation, and borrowings. As of March 29, 2020, the Company has purchased approximately $3.2 billion of shares under this authorization, comprised of $0.7 billion of open market purchases and execution of $2.5 billion of accelerated share repurchase arrangements.
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share (1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2019				$3,033,500
Quarter ended September 29, 2019	383	$75,196	$196.34	$2,958,304
Quarter ended December 29, 2019	3,224	$1,000,475	$—	$1,957,829
Quarter ended March 29, 2020	1,239	$146,397	$274.37	$1,811,432

(1)
Average price paid per share excludes the effect of accelerated share repurchases. See additional disclosure below regarding the Company’s accelerated share repurchase activity during the nine months ended March 29, 2020.

In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three and nine months ended March 29, 2020, the Company acquired 337 thousand shares at a total cost of $99.0 million and 369 thousand shares at a total cost of $106.8 million, respectively, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
Accelerated Share Repurchase Agreements
On November 22, 2019, the Company entered into two separate accelerated share repurchase agreements (collectively, the "November 2019 ASR") with two financial institutions to repurchase a total of $1.0 billion of Common Stock. The Company took an initial delivery of approximately 2.9 million shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on November 22, 2019. The total number of shares received under the November 2019 ASR was based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the November 2019 ASR occurred during March 2020, resulting in the receipt of approximately 705 thousand additional shares, which yielded a weighted-average share price of approximately $280.27 for the transaction period.
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
NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive income (loss), net of tax at March 29, 2020, as well as the activity for the nine months ending March 29, 2020, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Gain or Loss on Cash flow hedges		Accumulated Unrealized Holding Gain or Loss on Available-For-Sale Investments		Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance at June 30, 2019	$(39,370)	$(4,330)		$2,146		$(22,476)	$(64,030)
Other comprehensive (loss) income before reclassifications	(19,399)	(26,068)		(6,842)		856	(51,453)
(Gains) losses reclassified from accumulated other comprehensive income (loss) to net income	(13)	1,810	(1)	1,010	(2)	—	2,807
Net current-period other comprehensive (loss) income	(19,412)	(24,258)		(5,832)		856	(48,646)
Balance at March 29, 2020	$(58,782)	$(28,588)		$(3,686)		$(21,620)	$(112,676)

(1) Amount of after tax loss reclassified from AOCI into net income located in revenue: $0.7 million gain; cost of goods sold: $1.7 million loss; selling, general, and administrative expenses: $0.7 million loss, and other (expense) income, net: $0.1 million loss.
(2) Amount of after tax loss reclassified from accumulated other comprehensive income into net income located in other (expense) income, net.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: the impact of the COVID-19 outbreak on our operations and financial results; trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, margins, market share, served addressable market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, any changes in our customers’ proportion of capital expenditure (with respect to certain technology inflections); hedging transactions; debt or financing arrangements; our competition, and our ability to defend our market share, and to gain new market share; our ability to obtain and qualify alternative sources of supply; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; anticipated growth or decline in the industry and the total market for wafer fabrication equipment, our growth relative thereto and the resulting impact on us from such growth or decline; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; the role of component suppliers in our business; our leadership and competency, and our ability to facilitate innovation; our ability to continue to, including the underlying factors that, create sustainable differentiation; the resources invested to comply with evolving standards and the impact of such efforts; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our strategic relevance with our customers; our ability to scale our operations to respond to changes in our business; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 30, 2019 (our “2019 Form 10-K”), our quarterly report on form 10-Q for the fiscal quarters ended September 29, 2019 and December 29, 2019, and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and nine months ended March 29, 2020, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2019 Form 10-K.

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
Our customer base includes leading semiconductor memory, foundry, and integrated device manufacturers that make products such as non-volatile memory, dynamic random-access memory, and logic devices. We aim to increase our strategic relevance with our customers by contributing more to their continued success. Our core technical competency is integrating hardware, process, materials, software, and process control enabling results on the wafer.
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
During the quarter-ended March 29, 2020, customer demand remained strong, however we experienced COVID-19-related production and supply chain disruptions, which impacted the timing of revenue recognition and negatively impacted our gross margin. We believe that our revenue in the near term will be determined primarily by the capacity of our global manufacturing and supply chain network. While we are currently seeing improvements in both our own operations and those of our suppliers, risks and uncertainties related to the COVID-19 pandemic remain, which may negatively impact our revenue and gross margin. Over the longer term, while there are risks that the impact of COVID-19 to the broader macroeconomic environment may negatively impact our customer demand, we believe that secular demand for semiconductors will continue to drive sustainable growth for our products and services, and that technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration will lead to an increase in our served addressable market for our products and services in deposition, etch, and clean.
The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	March 29, 2020	December 29, 2019	March 31, 2019
	(in thousands, except per share data and percentages)
Revenue	$2,503,625	$2,583,501	$2,439,048
Gross margin	$1,167,007	$1,179,644	$1,074,337
Gross margin as a percent of total revenue	46.6%	45.7%	44.0%
Total operating expenses	$472,893	$493,133	$508,820
Net income	$574,781	$514,510	$547,390
Diluted net income per share	$3.88	$3.43	$3.47
In the March 2020 quarter, revenue decreased 3% compared to the December 2019 quarter, primarily due to production interruptions while customer demand remained strong through the quarter. The increase in gross margin as a percentage of revenue in the March 2020 quarter compared to the December 2019 quarter was primarily driven by customer and product mix, partially offset by lower factory output and field utilization. The decrease in operating expenses in the March 2020 quarter compared to the December 2019 quarter was mainly driven by the lower costs related to our deferred compensation plan liabilities as a result of the stock market weakening during the quarter, and spending for supplies, partially offset by an increase in employee-related expenses resulting from an extra work week in the quarter, seasonality and increased headcount.
Our cash and cash equivalents, investments, and restricted cash and investments balances increased to $5.6 billion at the end of the March 2020 quarter compared to $4.9 billion at the end of the December 2019 quarter. This increase was primarily the result of a $1.25 billion draw down on the Company's revolving credit facility and $541.4 million of cash generated from operating activities. These sources of cash were partially offset by $617.6 million of principal payments on debt; $245.4 million of share repurchases, including net share settlement on employee stock-based compensation; $163.5 million of dividends paid to stockholders; and $51.4 million of capital expenditures. Employee headcount as of March 29, 2020 was approximately 11,000.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended			Nine Months Ended
	March 29, 2020	December 29, 2019	March 31, 2019	March 29, 2020	March 31, 2019
Revenue (in millions)	$2,504	$2,584	$2,439	$7,253	$7,292
China	32%	29%	17%	29%	19%
Korea	23%	18%	25%	21%	22%
Taiwan	21%	26%	23%	22%	17%
Japan	10%	8%	17%	10%	24%
United States	9%	9%	9%	9%	7%
Europe	3%	3%	4%	3%	4%
Southeast Asia	2%	7%	5%	6%	7%
Revenue for the March 2020 quarter decreased 3% from the December 2019 quarter, primarily due to COVID-19-related production disruptions while customer demand remained strong through the quarter.
The deferred revenue balance was $726 million as of March 29, 2020, an increase of $315 million from the December 29, 2019 balance of $411 million, driven, in part, by COVID-19-related production disruptions.
Revenue increased 3% compared to the March 2019 quarter, and stayed flat in the nine months ended March 2020 compared to the same period in 2019, reflecting higher customer demand for semiconductor equipment, but negatively impacted by COVID-19-related production disruptions and lower factory output in the March 2020 quarter.
The following table presents our revenue disaggregated between system and customer support-related revenue:

	Three Months Ended			Nine Months Ended
	March 29, 2020	December 29, 2019	March 31, 2019	March 29, 2020	March 31, 2019
	(In thousands)
System revenue	$1,647,560	$1,747,093	$1,612,382	$4,759,881	$4,880,731
Customer support-related revenue and other	856,065	836,408	826,666	2,492,991	2,411,681
	$2,503,625	$2,583,501	$2,439,048	$7,252,872	$7,292,412
Please refer to Note 3, “Revenue,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the composition of the two categories into which revenue has been disaggregated.

The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets we serve:

	Three Months Ended			Nine Months Ended
	March 29, 2020	December 29, 2019	March 31, 2019	March 29, 2020	March 31, 2019
Memory	56%	52%	61%	57%	72%
Foundry	31%	36%	27%	31%	19%
Logic/integrated device manufacturing	13%	12%	12%	12%	9%
Gross Margin

	Three Months Ended			Nine Months Ended
	March 29, 2020	December 29, 2019	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands, except percentages)
Gross margin	$1,167,007	$1,179,644	$1,074,337	$3,328,361	$3,277,568
Percent of revenue	46.6%	45.7%	44.0%	45.9%	44.9%
Gross margin as a percentage of revenue was higher in the March 2020 quarter compared to the December 2019 quarter primarily due to customer and product mix, partially offset by lower factory output and field utilization as a result of COVID-19 disruptions.
The increase in gross margin as a percentage of revenue in the March 2020 quarter compared to the March 2019 quarter is due to customer and product mix and lower amortization expense related to intangibles acquired through business combinations, partially offset by lower factory capacity and field utilization as a result of COVID-19 disruptions.
In the nine months ended March 29, 2020, gross margin as a percentage of revenue increased compared to the same period in the prior year primarily due to customer and product mix and lower amortization expense related to intangibles acquired through business combinations.
Research and Development

	Three Months Ended			Nine Months Ended
	March 29, 2020	December 29, 2019	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands, except percentages)
Research & development (“R&D”)	$307,914	$318,861	$318,514	$913,602	$895,742
Percent of revenue	12.3%	12.3%	13.1%	12.6%	12.3%
We continued to make significant R&D investments focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. The decrease in R&D expense in the March 2020 quarter compared to the December 2019 quarter was primarily driven by decreases of $22 million in deferred compensation plan-related costs and $4 million in spending for supplies, partially offset by an increase of $18 million in employee-related expenses resulting from an extra work week in the quarter, seasonality and increased headcount.
The decrease in R&D expense in the March 2020 quarter compared to the same period in the prior year was primarily driven by a decrease of $25 million in deferred compensation plan-related costs, partially offset by an increase of $11 million in spending for supplies.
The increase in R&D expense in the nine months ended March 29, 2020 compared to the same period in 2019 was primarily due to increases of $16 million in employee-related expenses from higher headcount and $14 million in outside services, partially offset by a decrease of $11 million in deferred compensation plan-related costs.

Selling, General, and Administrative

	Three Months Ended			Nine Months Ended
	March 29, 2020	December 29, 2019	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$164,979	$174,272	$190,306	$496,679	$534,179
Percent of revenue	6.6%	6.7%	7.8%	6.8%	7.3%
SG&A expense during the March 2020 quarter decreased in comparison to the December 2019 quarter in significant part due to decreases of $15 million in deferred compensation plan-related costs, partially offset by an increase of $10 million in employee-related expenses resulting from an extra work week in the quarter, seasonality and increased headcount.
SG&A expense during the March 2020 quarter compared to the same period in the prior year decreased primarily due to decreases of $17 million in deferred compensation plan-related costs and $8 million in employee-related expenses.
The decrease in SG&A expense for the nine months ended March 29, 2020 compared to the same period in 2019 was primarily due to decreases of $9 million in spending for supplies, $8 million in deferred compensation plan-related costs, $8 million in costs associated with a reduction in force, and $5 million in outside services.
Other (Expense) Income, Net
Other (expense) income, net consisted of the following:

	Three Months Ended			Nine Months Ended
	March 29, 2020	December 29, 2019	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands)
Interest income	$18,856	$25,454	$26,966	$76,094	$63,709
Interest expense	(41,580)	(42,615)	(30,263)	(128,190)	(71,835)
(Losses) gains on deferred compensation plan-related assets, net	(33,828)	14,129	21,395	(20,135)	4,235
Foreign exchange gains (losses), net	480	(2,287)	720	(2,336)	3,352
Other, net	(8,547)	(8,605)	1,714	(16,704)	(9,955)
	$(64,619)	$(13,924)	$20,532	$(91,271)	$(10,494)
Interest income decreased in the March 2020 quarter compared to the December 2019 and March 2019 quarters as a result of lower yield. Interest income increased in the nine months ended March 29, 2020 compared to the same period in 2019 as a result of higher cash balances, partially offset by lower yield.
Interest expense decreased in the March 2020 quarter compared to the December 2019 quarter primarily due to conversions of the 2041 Convertible Notes. Interest expense increased in the three and nine months ended March 2020 compared to the same period in 2019 due to the March 2019 issuance of $2.5 billion of senior notes.
Significant downward pressure in the market drove the higher loss on assets related to obligations under our deferred compensation plan in the March 2020 quarter compared to the December 2019 and March 2019 quarters.
Foreign exchange fluctuations are primarily due to currency movements against portions of our unhedged balance sheet exposures.
Other, net expense was flat in the March 2020 quarter compared to the December 2019 quarter and higher compared to the March 2019 quarter primarily due to charitable contributions and investment losses associated with our private equity investments. Other, net expense was higher in the nine months ended March 2020 compared to the same period in 2019 primarily due to investment losses associated with our privately held equity investments.

Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	March 29, 2020	December 29, 2019	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands, except percentages)
Income tax expense	$54,714	$158,077	$38,659	$271,729	$187,548
Effective tax rate	8.7%	23.5%	6.6%	14.9%	10.2%
The decrease in the effective tax rate for the three months ended March 2020 compared to the three months ended December 2019 was primarily due to a cumulative income tax benefit reversal due to a court ruling, as outlined below, in the three months ended December 2019, and stock-based compensation excess tax benefits in the three months ended March 2020.
The increase in the effective tax rate for the three months ended March 2020 compared to the three months ended March 2019 was primarily due to recognition of previously unrecognized tax benefits from lapse of statutes of limitation in the three months ended March 2019.
The increase in the effective tax rate for the nine months ended March 2020 compared to the nine months ended March 2019 was primarily due to a cumulative income tax benefit reversal due to a court ruling, as outlined below, in the nine months ended March 2020.
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
For other long-lived assets, we routinely consider whether indicators of impairment are present. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets is less than their carrying value. If the sum is less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. We recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value. In addition, for fully amortized intangible assets, we derecognize the gross cost and accumulated amortization in the period we determine the intangible asset no longer enhances future cash flows.

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 2 - Recent Accounting Pronouncements, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $5.6 billion at March 29, 2020 compared to $5.7 billion as of June 30, 2019. This decrease was primarily driven by $1.3 billion of share repurchases, including net share settlement on employee stock-based compensation, along with $489.1 million of dividends paid to stockholders, partially offset by $1.3 billion of cash generated from operating activities and $585.4 million net increases to borrowings.
Cash Flow from Operating Activities
Net cash provided by operating activities of $1,313.4 million during the nine months ended March 29, 2020, consisted of (in millions):

Net income	$1,555.1
Non-cash charges:
Depreciation and amortization	197.4
Equity-based compensation expense	136.0
Deferred income taxes	74.5
Amortization of note discounts and issuance costs	4.6
Changes in operating asset and liability accounts	(665.8)
Other	11.6
$1,313.4
Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $736.1 million, inventory of $168.8 million, and prepaid expense and other assets of $37.2 million. The uses of cash are offset by sources of cash from the following: increases in deferred profit of $158.3 million, trade accounts payable of $113.6 million, and accrued expense and other liabilities of $4.4 million.
Cash Flow from Investing Activities
Net cash provided by investing activities during the nine months ended March 29, 2020, was $186.1 million, primarily consisting of net sales and maturities of available-for-sale securities of $339.4 million, partially offset by capital expenditures of $152.7 million.
Cash Flow from Financing Activities
Net cash used for financing activities during the nine months ended March 29, 2020, was $1.2 billion, primarily consisting of $1.3 billion in treasury stock repurchases, including net share settlement on employee stock-based compensation, $489.1 million in dividends paid, and $664.6 million of cash paid for debt repayment, particularly offset by $1.25 billion draw down of our revolving credit facility.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of March 29, 2020, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future (including as the result of COVID-19 and resulting disruptions to the global economy), impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
During the three months ended March 29, 2020, we borrowed $1.25 billion under the Amended and Restated Credit Agreement, in order to supplement our existing liquidity. We chose an interest rate (as permitted under the Amended and Restated Credit Agreement) tied to three-month LIBOR, and the initial interest rate for the first three-month period ending June

22, 2020 will be based on three-month LIBOR plus a margin of 0.90%, totaling 2.025%. We may use the amount borrowed for general corporate purposes. We may repay the amount borrowed at any time without penalty. This credit facility will mature on October 13, 2022. The borrowing will be subject to and repayable in accordance with all of the terms and conditions of the Amended and Restated Credit Agreement, including those provisions relating to events of default and acceleration. As a result of our draw down of the total available amount under the Amended and Restated Credit Agreement, the CP program is not an available source of liquidity as of March 29, 2020.
LIBOR is currently expected to be discontinued in calendar year 2021. We expect to amend the Amended and Restated Credit Agreement prior to that occurrence to provide for an alternative reference interest rate that approximates the existing reference interest rate as calculated in accordance with LIBOR. Despite the current expectations,we cannot be sure when LIBOR is discontinued, that we will be able to reach an agreement with the administrative agent under the Amended and Restated Credit Agreement on an alternate reference interest rate, or that changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR.  If we should fail to reach agreement with the administrative agent on an alternate reference interest rate prior to such time as LIBOR is unavailable as a reference rate, then the borrowings will bear interest at a base rate determined in accordance with the Amended and Restated Credit Agreement tied to either the prime rate or federal funds rate, plus a margin.
During the three and nine months ended March 29, 2020, $500 million principal value of 2020 Notes were settled upon maturity. Under certain circumstances, our 2041 Notes may be converted and settled in cash and shares of our Common Stock. During the nine months ended March 29, 2020, approximately $161.8 million principal value of convertible 2041 Notes were converted and in the subsequent period through April 24, 2020, we received notice of conversion of an additional $1.9 million principal value of 2041 Notes, which will settle in the quarter ending June 28, 2020. We expect to have sufficient levels of cash, cash equivalents, and short term investments to fund the near-term settlement of these Convertible Notes.
In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on demand for our products and services. While we have substantial cash balances, we may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. We believe that, if necessary, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, the disruption in the capital markets caused by the COVID-19 pandemic could make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2019 Form 10-K. Other than as noted below, our exposure related to market risk has not changed materially since June 30, 2019. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of March 29, 2020. Actual results may differ materially.
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
The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of March 29, 2020, were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 29, 2020	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
U.S. Treasury and agencies	$430,886	$430,886	$430,886	$430,707	$430,291	$429,875	$429,460
Government-sponsored enterprises	2,014	2,014	2,014	2,012	2,012	2,011	2,010
Foreign government bonds	32,311	32,299	32,271	32,231	32,191	32,151	32,111
Corporate notes and bonds	1,000,760	998,299	995,655	992,969	990,276	987,583	984,890
Mortgage backed securities - residential	3,813	3,771	3,728	3,687	3,644	3,602	3,560
Mortgage backed securities - commercial	19,248	19,214	19,146	19,077	19,009	18,940	18,872
Total	$1,489,032	$1,486,483	$1,483,700	$1,480,683	$1,477,423	$1,474,162	$1,470,903
We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

Revolving Credit Facility
We are exposed to interest rate risk with our variable rate revolving credit facility. As of March 29, 2020, we had drawn the full available balance under the credit facility, $1.25 billion. We selected an interest rate (as permitted under the Amended and Restated Credit Agreement) based on the three-month LIBOR plus a margin, of 0.90%. The initial interest rate for the first three-month period ending June 22, 2020 is 2.025%. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to the maximum borrowings available under the revolving credit facility indicated that such a movement would not materially impact Other (expense) income, net in our Condensed Consolidated Statement of Operations on an annualized basis. We have not entered into any interest rate swaps or hedging transactions associated with our revolving credit facility.

The credit facility will mature on October 13, 2022. LIBOR is currently expected to be discontinued in calendar year 2021. We expect to amend our Amended and Restated Credit Agreement prior to that occurrence to provide for an alternative reference interest rate that approximates the existing reference interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure when LIBOR is discontinued, that we will be able to reach an agreement with the administrative agent under the Amended and Restated Credit Agreement on an alternate reference interest rate, or that changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR.  If we should fail to reach agreement with the administrative agent on an alternate reference interest rate prior to such time as LIBOR is unavailable as a reference rate, then the borrowings will bear interest at a base rate determined in accordance with the Amended and Restated Credit Agreement tied to either the prime rate or federal funds rate, plus a margin.

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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of March 29, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
In addition to the other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because such factors may significantly impact our business, operating results, and financial condition. Many of the following risk factors are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended by, nor should be attached, to the order in which the risk factors appear.
The Recent COVID-19 Outbreak Has Adversely Impacted, and May Continue to Adversely Impact, Our Business, Operations, and Financial Results
The COVID-19 outbreak and efforts by national, state and local governments worldwide to control its spread have resulted in widespread measures aimed at containing the disease such as quarantines, travel bans, shutdowns, and shelter in place or “stay at home” orders, which collectively have significantly restricted the movement of people and goods and the ability of businesses to operate. These restrictions and measures, incidents of confirmed or suspected infections within our workforce or those of our suppliers or other business partners, and our efforts to act in the best interests of our employees, customers, and suppliers, have affected and are affecting our business and operations by, among other things, causing facility closures, production delays and capacity limitations; disrupting production by our supply chain; disrupting the transport of goods from our supply chain to us and from us to our customers; requiring modifications to our business processes; requiring the implementation of business continuity plans; requiring the development and qualification of alternative sources of supply; requiring the implementation of social distancing measures that require changes to existing manufacturing processes; disrupting business travel; disrupting our ability to staff our on-site manufacturing and research and development facilities; delaying capital expansion projects; and necessitating teleworking by a large proportion of our workforce.  These impacts have caused and are expected to continue to cause delays in product shipments and product development, increases in costs, and decreases in revenue, profitability and cash from operations, which have caused and are expected to cause an adverse effect on our results of operations that may be material.  The potential duration and impact of the outbreak on the global economy and on our business are difficult to predict and cannot be estimated with any degree of certainty, but the outbreak has resulted in significant disruption of global financial markets, increases in levels of unemployment, and economic uncertainty, which has adversely impacted our business and may continue to do so, and may lead to significant negative impacts on customer spending, demand for our products, the ability of our customers to pay, our financial condition and the financial condition of our suppliers, and our access to external sources of financing to fund our operations and capital expenditures.
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
During periods of rapid growth or decline in demand for our products and services, we face significant challenges in maintaining adequate financial and business controls, management processes, information systems, and procedures for training, assimilating, and managing our workforce, and in appropriately sizing our supply chain infrastructure and facilities, work force, and other components of our business on a timely basis. If we do not adequately meet these challenges during periods of increasing or declining demand, our gross margins and earnings may be negatively impacted. For example, the recent COVID–19 outbreak has impacted and could further impact our ability to meet the demand for our products due to production, sourcing, logistics and other challenges resulting from quarantines, shelter in place or "stay at home" orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
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
Our Revenues and Operating Results Are Variable
Our revenues and operating results may fluctuate significantly from quarter to quarter or year to year due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit from a small number of transactions can unfavorably affect operating results in a particular quarter or year. Factors that may cause our financial results to fluctuate unpredictably include but are not limited to:

•	economic conditions in the electronics and semiconductor industries in general and specifically the semiconductor equipment industry;

•	the size and timing of orders from customers;

•	consolidation of the customer base, which may result in the investment decisions of one customer or market having a significant effect on demand for our products or services;

•	procurement shortages;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	manufacturing difficulties;

•	customer cancellations or delays in shipments, installations, customer payments, and/or customer acceptances;

•	the extent that customers continue to purchase and use our products and services in their business;

•	our customers’ reuse of existing and installed products, to the extent that such reuse decreases their need to purchase new products or services;

•	changes in average selling prices, customer mix, and product mix;

•	our ability to develop, introduce, and market new, enhanced, and competitive products in a timely manner;

•	our competitors’ introduction of new products;

•	legal or technical challenges to our products and technologies;

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
For example, the recent COVID–19 outbreak has impacted and could further impact our revenues and operating results due to production, sourcing, logistics and other challenges resulting from quarantines, "stay at home" orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
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
Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations, and Earnings per Share
We have $5.1 billion in aggregate principal amount of senior unsecured notes, convertible notes and revolving credit facility borrowings outstanding. Our revolving credit facility also includes an option to increase the amount up to an additional $600.0 million, for a potential total commitment of $1.85 billion. We may, in the future, decide to enter into additional debt arrangements.
In addition, we have entered, and in the future may enter, into derivative instrument arrangements to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. We could be exposed to losses in the event of nonperformance by the counterparties to our derivative instruments.
Our indebtedness could have adverse consequences, including:

•	risk associated with reference rate reform (e.g. LIBOR sunset);

•	risk associated with any inability to satisfy our obligations;

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
Although we attempt to select reputable providers and suppliers and we attempt to secure their performance on terms documented in written contracts, it is possible that one or more of these providers or suppliers could fail to perform as we expect, or fail to secure or protect intellectual property rights, and such failure could have an adverse impact on our business. In some cases, the requirements of our business mandate that we obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. Where practical, we endeavor to establish alternative sources to mitigate the risk that the failure of any single provider or supplier will adversely affect our business, but this is not feasible in all circumstances. There is therefore a risk that a prolonged inability to obtain certain components or secure key services could impair our ability to manage operations, ship products, and generate revenues, which could adversely affect our operating results and damage our customer relationships. For example, the recent COVID–19 outbreak has impacted and could further impact our manufacturing operations, supply chain, and customer support due to production, sourcing, logistics and other challenges resulting from quarantines, "stay at home" orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
We Face Risks Related to the Disruption of Our Primary Manufacturing Facilities
While we maintain business continuity plans, our manufacturing facilities are concentrated in a limited number of locations. These locations are subject to disruption for a variety of reasons, such as natural or man-made disasters, widespread outbreaks of illness, terrorist activities, disruptions of our information technology resources, utility interruptions, or other events beyond our control. Such disruptions may cause delays in shipping our products, which could result in the loss of business or customer trust, adversely affecting our business and operating results. For example, the recent COVID–19 outbreak has impacted our manufacturing facilities to various degrees in each location at which we operate, as a result of quarantines, "stay at home" orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part 1 Item 1. Business, accounted for approximately 91%, 92%, and 93% of total revenue in the nine months ended March 29, 2020 and fiscal years 2019, and 2018, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
For example, the recent COVID–19 outbreak has impacted and could further impact our sales and operations due to production, sourcing, logistics and other challenges resulting from quarantines, "stay at home" orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
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
While we have implemented ISO 27001 compliant security procedures and virus protection software, intrusion prevention systems, identity and access control, and emergency recovery processes, and we carefully select our third-party providers of information systems, to mitigate risks to the information systems that we rely on, and to our technology, data, intellectual property and other sensitive information, those security procedures and mitigation and protection systems cannot be guaranteed to be fail-safe and we may still suffer cybersecurity and other incidents. It has been difficult and may continue to be difficult to hire and retain employees with substantial cybersecurity acumen. In addition, our policies and procedures may not be effective in enabling us to identify risks, threats and incidents in a timely manner, or at all, or to respond expediently, appropriately and effectively when incidents occur and repair any damage caused by such incidents, which could have a material adverse effect on our business.
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
Repurchases of Company Shares
In November 2018, the Board of Directors authorized management to repurchase up to an additional $5.0 billion of Common Stock on such terms and conditions as it deems appropriate. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time. Funding for this share repurchase program may be through a combination of cash on hand, cash generation, and borrowings. As of March 29, 2020, we have purchased approximately $3.2 billion of shares under this authorization, comprised of $0.7 billion of open market purchases and execution of $2.5 billion of accelerated share repurchase arrangements.

Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2019				$3,033,500
Quarter ended September 29, 2019	397	$196.83	383	2,958,304
Quarter ended December 29, 2019	3,242	$265.88	3,224	1,957,829
December 30, 2019 - January 26, 2020	2	$300.54	—	1,957,829
January 27, 2020 - February 23, 2020	5	$327.78	—	1,957,829
February 24, 2020 - March 29, 2020	1,568	$281.60	1,239	1,811,432
Quarter ended March 29, 2020	1,575	$281.93	1,239	$1,811,432

(1)
During the three and nine months ended March 29, 2020, we acquired 337 thousand shares at a total cost of $99.0 million and 369 thousand shares at a total cost of $106.8 million, respectively, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.

(2)
Average price paid per share excludes the effect of accelerated share repurchases. See additional disclosure below regarding our accelerated share repurchase activity during the nine months ended March 29, 2020.

Accelerated Share Repurchase Agreements
On November 22, 2019, the Company entered into two separate accelerated share repurchase agreements (collectively, the "November 2019 ASR") with two financial institutions to repurchase a total of $1.0 billion of Common Stock. The Company took an initial delivery of approximately 2.9 million shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on November 22, 2019. The total number of shares received under the November 2019 ASR was based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the November 2019 ASR occurred during March 2020, resulting in the receipt of approximately 705 thousand additional shares, which yielded a weighted-average share price of approximately $280.27 for the transaction period.
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

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

Exhibit Number	Description

10.1	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan

10.2	Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formated as Inline XBRL and contained in Exhibit 101)

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 28, 2020	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)