Form 10-K
period 2020-06-28
LAM RESEARCH CORP
filed 2020-08-18
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2020
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
_______________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 29, 2019, the last business day of the most recently completed second fiscal quarter, was $29,587,424,632. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation based on the assumption that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.
As of August 13, 2020, the Registrant had 145,625,225 outstanding shares of Common Stock.
_________________________
Documents Incorporated by Reference
Parts of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders expected to be held on or about November 3, 2020, are incorporated by reference into Part III of this Form 10-K. Except as expressly incorporated by reference herein, the Registrant’s proxy statement shall not be deemed to be part of this report.

Continues on next page
Lam Research Corporation 2020 10-K 1

 LAM RESEARCH CORPORATION
2020 ANNUAL REPORT ON FORM 10-K

Continues on next page
Lam Research Corporation 2020 10-K 2

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
Lam Research Corporation 2020 10-K 3

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

Continues on next page
Lam Research Corporation 2020 10-K 4

Our Customer Support Business Group (“CSBG”) provides products and services to maximize installed equipment performance, predictability, and operational efficiency. We offer a broad range of services to deliver value throughout the lifecycle of our equipment, including customer service, spares, upgrades, and new and refurbished non-leading edge products in our deposition, etch, and clean markets. Many of the technical advances that we introduce in our newest products are also available as upgrades, which provide customers with a cost-effective strategy for extending the performance and capabilities of their existing wafer fabrication lines. Service offerings include addressing productivity needs for our customers including, but not limited to, system uptime or availability optimization, throughput improvements, and defect reduction. Additionally, within CSBG, our Reliant product line offers new and refurbished non-leading-edge products in deposition, etch and clean markets for those applications that do not require the most advanced wafer processing capability.
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
ALTUS® Product Family
Tungsten deposition is used to form conductive features such as contacts, vias, and wordlines on a chip. These features are small, often narrow, and use only a small amount of metal, so minimizing resistance and achieving complete fill can be difficult. At these nanoscale dimensions, even slight imperfections can impact device performance or cause a chip to fail. Our ALTUS® systems combine CVD and ALD technologies to deposit the highly conformal films needed for advanced tungsten metallization applications. The Multi-Station Sequential Deposition architecture enables nucleation layer formation and bulk CVD fill to be performed in the same

Continues on next page
Lam Research Corporation 2020 10-K 5

chamber (“in situ”). Our ALD technologies are used in the deposition of barrier films to achieve high step coverage with reduced thickness at lower temperatures relative to a conventional process.
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

Continues on next page
Lam Research Corporation 2020 10-K 6

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
Syndion® Product Family
Plasma etch processes used to remove single crystal silicon and other materials deep into the wafer are collectively referred to as deep silicon etch. These may be deep trenches for CMOS image sensors, trenches for power and other devices, TSVs, and other high aspect ratio features. These are created by etching through multiple materials sequentially, where each new material involves a change in the etch process. The Syndion® etch product family is optimized for deep silicon etch, providing the fast process switching with depth and cross-wafer uniformity control required to achieve precision etch results. The systems support both conventional single-step etch and rapidly alternating process, which minimizes damage and delivers precise depth uniformity.
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
Lam Research Corporation 2020 10-K 7

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
Metryx® Product Family
Metryx® mass metrology systems provide high precision in-line mass measurement for semiconductor wafer manufacturing. Nearly all semiconductor processes (e.g., deposition, etch and clean) either add or remove materials from the wafer. Measuring mass change of a wafer before and after a process therefore is a simple and direct means of monitoring and controlling the process. It is used to identify production wafer trends and excursions as they occur, allowing corrections to be implemented quickly to prevent further yield loss. It has been adopted in the production of 3D devices where traditional metrology and inspection techniques are insufficient for complex high aspect ratio device architectures. Mass metrology is also increasingly used to characterize multi-step processes and integrations for development, technology transfer, and diagnosis.
Fiscal Periods Presented
All references to fiscal years apply to our fiscal years, which ended June 28, 2020, June 30, 2019, and June 24, 2018.

Continues on next page
Lam Research Corporation 2020 10-K 8

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
Marketing, Sales, and Service
Our marketing, sales, and service efforts are focused on building long-term relationships with our customers and targeting product and service solutions designed to meet their needs. These efforts are supported by a team of product marketing and sales professionals as well as equipment and process engineers who work closely with individual customers to develop solutions for their wafer processing needs. We maintain ongoing service relationships with our customers and have an extensive network of service engineers in place throughout the United States, China, Europe, India, Japan, Korea, Southeast Asia, and Taiwan. We believe that comprehensive support programs and close working relationships with customers are essential to maintaining high customer satisfaction and our competitiveness in the marketplace.
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
International Sales
A significant portion of our sales and operations occur outside the United States (“U.S.”) and, therefore, may be subject to certain risks, including but not limited to tariffs and other barriers; difficulties in staffing and managing non-U.S. operations; adverse tax consequences; foreign currency exchange rate fluctuations; changes in currency controls; compliance with U.S. and international laws and regulations, including U.S. export restrictions; and economic and political conditions. Any of these factors may have a material adverse effect on our business, financial position, and results of operations and cash flows. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Refer to Note 20 of our Consolidated Financial Statements, included in Item 8 of this report, for the attribution of revenue by geographic region.
Long-lived Assets
Refer to Note 20 of our Consolidated Financial Statements, included in Item 8 of this report, for information concerning the geographic locations of long-lived assets.
Customers
Our customers include all of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances, and licensing arrangements which have the potential to positively or negatively impact our competitive position and market opportunities. Customers accounting for greater than 10% of total revenues in fiscal year 2020 included Micron Technology, Inc.; Samsung Electronics Company, Ltd.; SK hynix Inc.; and Taiwan Semiconductor Manufacturing Company. Customers accounting for greater than 10% of total revenues in fiscal year 2019 included Micron Technology, Inc.; Samsung Electronics Company, Ltd.; SK hynix Inc.; and Toshiba Memory Holding Corporation (presently known as Kioxia Corporation). Customers accounting for greater than 10% of total revenues in fiscal year 2018 included Intel Corporation; Micron Technology, Inc.; Samsung Electronics Company, Ltd.; SK hynix Inc.; and Toshiba Memory Corporation (presently known as Kioxia Corporation).
A material reduction in orders from our customers could adversely affect our results of operations and projected financial condition. Our business depends upon the expenditures of semiconductor manufacturers.

Continues on next page
Lam Research Corporation 2020 10-K 9

Semiconductor manufacturers’ businesses, in turn, depend on many factors, including their economic capability, the current and anticipated market demand for ICs, and the availability of equipment capacity to support that demand.
Backlog
In general, we schedule production of our systems based upon our customers’ delivery requirements and forecasts. In order for a system to be included in our backlog, the following conditions must be met: (1) we have received a written customer request that has been accepted, (2) we have an agreement on prices and product specifications, and (3) there is a scheduled shipment within the next 12 months. In order for spares and services to be included in our backlog, the following conditions must be met: (1) we have received a written customer request that has been accepted and (2) delivery of products or provision of services is anticipated within the next 12 months. Where specific spare parts and customer service purchase contracts do not contain discrete delivery dates, we use volume estimates at the contract price and over the contract period, not to exceed 12 months, in calculating backlog amounts. Our policy is to revise our backlog for order cancellations and to make adjustments to reflect, among other things, changes in spares volume estimates and customer delivery date changes. As of June 28, 2020, and June 30, 2019, our backlog was $2.9 billion and $1.6 billion, respectively. Generally, orders for our products and services are subject to cancellation by our customers with limited penalties. Because some orders are received and shipped in the same quarter and because customers may change delivery dates and cancel orders, our backlog at any particular date is not necessarily indicative of business volumes or actual revenue levels for succeeding periods.
Manufacturing
Our manufacturing operations mainly consist of assembling and testing components, sub-assemblies, and modules that are then integrated into finished systems prior to shipment to or at the location of our customers. The assembly and testing of our products is conducted predominately in cleanroom environments.
We have agreements with third parties to outsource certain aspects of our manufacturing, production warehousing, and logistics functions. These outsourcing contracts provide us more flexibility to scale our operations up or down in a timely and cost-effective manner, enabling us to respond quickly to any changes in our business. We believe that we have selected reputable providers and have secured their performance on terms documented in written contracts. However, it is possible that one or more of these providers could fail to perform as we expect, and such failure could have an adverse impact on our business and have a negative effect on our operating results and financial condition. Overall, we believe we have effective mechanisms to manage risks associated with our outsourcing relationships. Refer to Note 17 of our Consolidated Financial Statements, included in Item 8 of this report, for further information concerning our outsourcing commitments, reported as a component of purchase obligations.
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

Continues on next page
Lam Research Corporation 2020 10-K 10

Employees
As of August 13, 2020, we had approximately 11,300 regular employees globally. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. Each of our employees is required to comply with our policies relating to maintaining the confidentiality of our non-public information. As noted previously, we outsource certain aspects of our manufacturing, field service, production warehousing, and logistics functions to provide us more flexibility to scale our operations up or down in a timely and cost-effective manner, enabling us to respond quickly to any changes in our business.
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

Continues on next page
Lam Research Corporation 2020 10-K 11

Patents and Licenses
Our policy is to seek patents on inventions relating to new or enhanced products and processes developed as part of our ongoing research, engineering, manufacturing, and support activities. We currently hold a number of U.S. and foreign patents and applications covering various aspects of our products and processes. Our patents, which cover material aspects of our past and present core products, have current durations ranging from approximately one to twenty years. We believe that, although the patents we own and may obtain in the future will be of value, they alone will not determine our success. Our success depends principally upon our research and development, engineering, marketing, support, and delivery skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our products, manufacturing techniques, and processes. In addition, other companies and inventors may receive patents that contain claims applicable to our products and processes. The sale of products covered by patents of others could require licenses that may not be available on terms acceptable to us, or at all. For further discussion of legal matters, see Item 3, “Legal Proceedings,” of this report.
Information about our Executive Officers
As of August 13, 2020, the executive officers of Lam Research were as follows:

Name	Age	Title
Timothy M. Archer	53	President and Chief Executive Officer
Douglas R. Bettinger	53	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer
Richard A. Gottscho	68	Executive Vice President, Chief Technology Officer
Ava M. Hahn	47	Senior Vice President, Chief Legal Officer and Secretary
Kevin D. Jennings	55	Senior Vice President, Global Operations
Patrick J. Lord	54	Senior Vice President and General Manager, CSBG
Scott G. Meikle	58	Senior Vice President, Global Customer Operations
Vahid Vahedi	54	Senior Vice President and General Manager, Etch Business Unit
Seshasayee (Sesha) Varadarajan	45	Senior Vice President and General Manager, Deposition Business Unit
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
Lam Research Corporation 2020 10-K 12

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
Ava M. Hahn is our senior vice president, chief legal officer and secretary. She joined the Company in January 2020 and is responsible for global legal matters. Prior to joining us, Ms. Hahn served as executive vice president, chief compliance officer, general counsel and secretary of CA Technologies, an enterprise software company, from February 2019 to November 2019 (until its acquisition by Broadcom Corp.), general counsel and secretary of Aruba Networks, a provider of networking products, from April 2013 to June 2016 (until its acquisition by Hewlett Packard Enterprise), general counsel and secretary of ShoreTel, Inc. from 2007 to 2013, and general counsel and secretary of Genesis Microchip from 2002 to 2007. Ms. Hahn also served as general counsel of venture capital firms Kleiner Perkins and Felicis Ventures. She started her career at the law firm of Wilson Sonsini Goodrich & Rosati, where she practiced corporate and securities law. Ms. Hahn earned a J.D. from Columbia Law School and a B.A. in history from the University of California, Berkeley.
Kevin D. Jennings is our senior vice president, global operations, a position he has held since February 2018 in which he is responsible for worldwide manufacturing, supply chain, logistics, and facilities. Prior to that time, he had been group vice president, global operations beginning in June 2013; and vice president, strategic development, beginning in June 2012. Prior to our acquisition of Novellus in June 2012, he held a variety of executive roles covering engineering, business development, marketing, product line general management, and operations at Novellus. Mr. Jennings has over 30 years of experience in the semiconductor capital equipment industry that includes KLA-Tencor Corporation (“KLA-Tencor”, presently named KLA Corporation) and began in 1986 at Applied Materials. He earned an M.B.A. from Pepperdine University and an undergraduate degree in electrical engineering technology from DeVry University.
Patrick J. Lord is our senior vice president and general manager of the Customer Support Business Group, a position he has held since December 2016. Previously, Dr. Lord held the position of group vice president and deputy general manager of the Global Products Group from September 2013 to December 2016. He served as the head of the Direct Metals, GapFill, Surface Integrity Group, and Integrated Metals (“DGSI”) Business Units between June 2012 and September 2013. Prior to our acquisition of Novellus in June 2012, Dr. Lord was senior vice president and general manager of the DGSI Business Units at Novellus. Additionally, Dr. Lord held the position of senior vice president of Business Development and Strategic Planning. He joined Novellus in 2001 and held a number of other positions, including executive vice president and general manager of the CMP Business Unit, senior director of Business Development, senior director of Strategic Marketing, and acting vice president of Corporate Marketing. Before joining Novellus, Dr. Lord spent six years at KLA-Tencor in various product marketing and management roles. He earned his Ph.D., M.S., and B.S. degrees in mechanical engineering from the Massachusetts Institute of Technology.
Scott G. Meikle is our senior vice president of Global Customer Operations, a position he has held since September 2017. Before joining us, he was an independent consultant for a year and director, special projects at Micron Technology, Inc., a semiconductor manufacturing company, for seven months. Prior to that time, he spent over five and a half years at Inotera Memories, Inc., a semiconductor manufacturing company, most recently as its president from August 2012 to December 2015. Dr. Meikle started his career in process R&D and advanced to various leadership roles in business operations across multiple geographies for Micron Technology, and has over 25 years of experience in the memory devices sector of the semiconductor industry. He earned his Ph.D. and M. Eng. degrees in engineering physics from Shizuoka University and McMaster University, respectively, and a B.S. degree in physics from the University of Calgary.

Continues on next page
Lam Research Corporation 2020 10-K 13

Vahid Vahedi is our senior vice president and general manager of the Etch Business Unit, a position he has held since February 2018. Prior to that time, he was group vice president of the Etch product group since March 2012. Previously, he served as vice president of Etch Business Product Management and Marketing, vice president of Dielectric Etch, vice president of Conductor and 3DIC Etch, and director of Conductor Etch Technology Development. He joined us in 1995. He earned his Ph.D., M.S., and B.S. degrees in electrical engineering and computer science from the University of California, Berkeley.
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
In addition to the other information in this Annual Report on Form 10-K (“2020 Form 10-K”), the following risk factors should be carefully considered in evaluating us and our business because such factors may significantly impact our business, operating results, and financial condition. Many of the following risk factors are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended by, nor should be attached to, the order in which the risk factors appear.
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

Continues on next page
Lam Research Corporation 2020 10-K 14

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
During periods of rapid growth or decline in demand for our products and services, we face significant challenges in maintaining adequate financial and business controls, management processes, information systems, and procedures for training, assimilating, and managing our workforce, and in appropriately sizing our supply chain infrastructure and facilities, work force, and other components of our business on a timely basis. If we do not adequately meet these challenges during periods of increasing or declining demand, our gross margins and earnings may be negatively impacted. For example, the recent COVID-19 outbreak has impacted and could further impact our ability to meet the demand for our products due to production, sourcing, logistics and other challenges resulting from quarantines, shelter in place or “stay at home” orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
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

Continues on next page
Lam Research Corporation 2020 10-K 15

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
For example, the recent COVID-19 outbreak has impacted and could further impact our ability to meet the demand for our products due to production, sourcing, logistics and other challenges resulting from quarantines, shelter in place or “stay at home” orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.

Continues on next page
Lam Research Corporation 2020 10-K 16

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

Continues on next page
Lam Research Corporation 2020 10-K 17

•	the loss or public exposure of the personal information of our employees, customers or other parties;

•	the public release of customer orders, financial and business plans, and operational results;

•	exposure to claims from third parties who are adversely impacted by such incidents;

•
Misappropriation or theft of our or a customer’s, supplier’s or other party's assets or resources, including technology data, intellectual property or other sensitive information and costs associated therewith;

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

Continues on next page
Lam Research Corporation 2020 10-K 18

In order to develop new products and processes and enhance existing products and processes, we expect to continue to make significant investments in R&D, to investigate the acquisition of new products and technologies, to invest in or acquire such business or technologies, and to pursue joint development relationships with customers, suppliers, or other members of the industry. Our investments and acquisitions may not be as successful as we may expect, particularly in the event that we invest in or acquire product lines and technologies that are new to us. We may find that acquisitions are not available to us, for regulatory or other reasons, and that we must therefore limit ourselves to collaboration and joint venture development activities, which do not have the same benefits as acquisitions. Pursuing development through collaboration and/or joint development activities rather than through an acquisition poses substantial challenges for management, including those related to aligning business objectives; sharing confidential information, intellectual property and data; sharing value with third parties; and realizing synergies that might have been available in an acquisition but are not available through a joint development project. We must manage product transitions and joint development relationships successfully, as the introduction of new products could adversely affect our sales of existing products and certain jointly developed technologies may be subject to restrictions on our ability to share that technology with other customers, which could limit our market for products incorporating those technologies. Future technologies, processes, or product developments may render our current product offerings obsolete, leaving us with non-competitive products, obsolete inventory, or both. Moreover, customers may adopt new technologies or processes to address the complex challenges associated with next-generation devices. This shift may result in a reduction in the size of our addressable markets or could increase the relative size of markets in which we either do not compete or have relatively low market share.
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

Continues on next page
Lam Research Corporation 2020 10-K 19

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
Although we attempt to select reputable providers and suppliers and we attempt to secure their performance on terms documented in written contracts, it is possible that one or more of these providers or suppliers could fail to perform as we expect, or fail to secure or protect intellectual property rights, and such failure could have an adverse impact on our business. In some cases, the requirements of our business mandate that we obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. Where practical, we endeavor to establish alternative sources to mitigate the risk that the failure of any single provider or supplier will adversely affect our business, but this is not feasible in all circumstances. There is therefore a risk that a prolonged inability to obtain certain components or secure key services could impair our ability to manage operations, ship products, and generate revenues, which could adversely affect our operating results and damage our customer relationships. For example, the recent COVID-19 outbreak has impacted and could further impact our manufacturing operations, supply chain, and customer support due to production, sourcing, logistics and other challenges resulting from quarantines, “stay at home” orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
We Face Risks Related to the Disruption of Our Primary Manufacturing Facilities
While we maintain business continuity plans, our manufacturing facilities are concentrated in a limited number of locations. These locations are subject to disruption for a variety of reasons, such as natural or man-made disasters, widespread outbreaks of illness, terrorist activities, political or governmental unrest or instability, disruptions of our information technology resources, utility interruptions, or other events beyond our control. Such disruptions may cause delays in shipping our products, which could result in the loss of business or customer trust, adversely affecting our business and operating results. For example, the recent COVID-19 outbreak has impacted and could further impact our manufacturing operations, supply chain, and customer support due to production, sourcing, logistics and other challenges resulting from quarantines, “stay at home” orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part II Item 7. Results of Operation of this 2020 Form 10-K, accounted for approximately 92%, 92%, and 93% of total revenue in fiscal years 2020, 2019, and 2018, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.

Continues on next page
Lam Research Corporation 2020 10-K 20

We are subject to various challenges related to international sales and the management of global operations including, but not limited to:

•	domestic and international trade regulations, policies, practices, relations, disputes and issues;

•	domestic and international tariffs, export controls and other barriers;

•	developing customers and/or suppliers, who may have limited access to capital resources;

•	global or national economic and political conditions;

•	changes in currency controls;

•	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;

•	our ability to respond to customer and foreign government demands for locally sourced systems, spare parts, and services and develop the necessary relationships with local suppliers;

•
changes in and compliance with U.S. and international laws and regulations affecting foreign operations, including U.S. and international trade restrictions and sanctions, anti-bribery, anti-corruption, environmental, tax, and labor laws;

•	fluctuations in interest and foreign currency exchange rates;

•	the need for technical support resources in different locations; and

•	our ability to secure and retain qualified people, and effectively manage people, in all necessary locations for the successful operation of our business.
For example, the recent COVID-19 outbreak has impacted and could further impact our manufacturing operations, supply chain, and customer support due to production, sourcing, logistics and other challenges resulting from quarantines, “stay at home” orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
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
Tariffs, export controls, additional taxes, trade barriers, sanctions, or the termination or modification of trade agreements, trade zones, and other duty mitigation initiatives, may increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial conditions. In addition, there are risks that foreign governments may, among other things, insist on the use of local suppliers; compel companies to partner with local companies to design and supply equipment on a local basis, requiring the transfer of intellectual property rights and/or local manufacturing; utilize their influence over their judicial systems to respond to intellectual property disputes or issues; and provide special incentives to government-backed local customers to buy from local competitors, even if their products are inferior to ours; all of which could adversely impact our revenues and margins.
Certain of our international sales depend on our ability to obtain export licenses from the U.S. or foreign governments. Our inability to obtain such licenses, or an expansion of the number or kinds of sales for which export licenses are required, could potentially limit the market for our products and adversely impact our revenues.
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

Continues on next page
Lam Research Corporation 2020 10-K 21

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
Our Sales to Customers in China, a Region of Growing Significance to Us, Could be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China.
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China represented approximately 31%, 22%, and 16% of our total revenue for fiscal years 2020, 2019, and 2018, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. In recent months, these actions have included an expansion of export license requirements imposed by the U.S. government, which could potentially limit the market for our products and adversely impact our revenues. Specifically, on June 29, 2020, a new rule enacted by the U.S. Department of Commerce took effect that expands export license requirements for U.S. companies to sell certain items to companies in China that are designated as military end-users or have operations that could support military end uses. This rule may require us to apply for additional export licenses for our products to be sold to certain customers in China, and there is no assurance that we will be issued licenses that we may apply for on a timely basis or at all. Although we do not currently anticipate a material adverse impact from this rule on our revenues in China, the impact of this rule is uncertain and could change. In addition, our international sales may also be impacted by export licensing requirements applicable to our customers and their products. On August 17, 2020, the U.S. Department of Commerce expanded a rule originally published on May 19, 2020 in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. This new rule does not impose additional export license requirements on our products, but it has the potential to adversely impact the demand for wafer fabrication equipment with U.S.-origin technology (potentially including many of our products) by customers that may intend to use such equipment to produce wafers, chipsets or certain related items when Huawei or its affiliates are expected to be parties to a transaction involving the items. The implementation, interpretation and impact on our business of these rules is uncertain and evolving, and these rules, other regulatory changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our results of operations.
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

Continues on next page
Lam Research Corporation 2020 10-K 22

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

Continues on next page
Lam Research Corporation 2020 10-K 23

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

Continues on next page
Lam Research Corporation 2020 10-K 24

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
Lam Research Corporation 2020 10-K 25

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
Our Leverage and Debt Service Obligations May Adversely Affect Our Financial Condition, Results of Operations, and Earnings per Share
We have $5.8 billion in aggregate principal amount of senior unsecured notes and convertible notes outstanding. Additionally, we have funding available to us under our $1.25 billion commercial paper program and our $1.25 billion revolving credit facility, which serves as a backstop to our commercial paper program. Our revolving credit facility also includes an option to increase the amount up to an additional $600.0 million, for a potential total commitment of $1.85 billion. We may, in the future, decide to enter into additional debt arrangements.
In addition, we have entered, and in the future may enter, into derivative instrument arrangements to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. We could be exposed to losses in the event of nonperformance by the counterparties to our derivative instruments.
Our indebtedness could have adverse consequences, including:

•	risk associated with the alternative reference rate reform (e.g. LIBOR transition);

•	risk associated with any inability to satisfy our obligations;

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

Continues on next page
Lam Research Corporation 2020 10-K 26

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
Our executive offices and principal operating and R&D facilities are located in Fremont and Livermore, California; Tualatin, Oregon; and Villach, Austria. The majority of the Fremont and Livermore facilities are held under operating leases expiring in December 2020 and May 2021. The Villach facilities are held under finance leases expiring in calendar year 2021. Our Fremont, Livermore, and Villach leases include options to renew or purchase the facilities. In addition, we lease or own properties for our service, technical support, and sales personnel throughout the United States, China, Europe, Japan, Korea, Southeast Asia, and Taiwan and lease or own manufacturing facilities located in Ohio and Korea. The Company owns two properties in Fremont, as well as the majority of the Tualatin facilities. Our facilities lease obligations are subject to periodic increases. We believe that our existing facilities are well-maintained and in good operating condition.

Item 3.	Legal Proceedings
While we are not currently party to any legal proceedings that we believe are material, we are either a defendant or plaintiff in various actions that have arisen from time to time in the normal course of business, including intellectual property claims. We accrue for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, based on current information, we believe that the amount of any such additional loss would be immaterial to our business, financial condition, and results of operations.

Continues on next page
Lam Research Corporation 2020 10-K 27

Item 4.	Mine Safety Disclosures
Not applicable.

Continues on next page
Lam Research Corporation 2020 10-K 28

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Information
Our Common Stock is traded on the Nasdaq Global Select MarketSM under the symbol “LRCX.” As of August 13, 2020, we had 494 stockholders of record.
Dividends
Our Board of Directors has declared quarterly dividends since April 2014. Our intent to continue to pay quarterly dividends is subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. During fiscal year 2020, our quarterly dividend was $1.15 per share.
Repurchase of Company Shares
In November 2018, the Board of Directors authorized management to repurchase up to an additional $5.0 billion of Common Stock on such terms and conditions as it deems appropriate, and this authorization was announced on January 23, 2019. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time. Funding for this share repurchase program may be through a combination of cash on hand, cash generation, and borrowings. As of June 28, 2020, we have purchased approximately $3.2 billion of shares under this authorization, $0.7 billion via open market trading and $2.5 billion utilizing accelerated share repurchase arrangements.
Accelerated Share Repurchase Agreements
On November 22, 2019, we entered into two separate accelerated share repurchase agreements (collectively, the "November 2019 ASR") with two financial institutions to repurchase a total of $1.0 billion of Common Stock. We took an initial delivery of approximately 2.9 million shares, which represented 75% of the prepayment amount divided by our closing stock price on November 22, 2019. The total number of shares received under the November 2019 ASR was based upon the average daily volume weighted average price our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the November 2019 ASR occurred during March 2020, resulting in the receipt of approximately 705 thousand additional shares, which yielded a weighted-average share price of approximately $280.27 for the transaction period.
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

Continues on next page
Lam Research Corporation 2020 10-K 29

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2019				$3,033,500
Quarter ended September 29, 2019	397	$196.83	383	2,958,304
Quarter ended December 29, 2019	3,242	$265.88	3,224	1,957,829
Quarter ended March 29, 2020	1,576	$281.93	1,239	1,811,432
March 30, 2020 - April 26, 2020	3	$261.24	—	1,811,432
April 27, 2020 - May 24, 2020	134	$260.59	129	1,777,649
May 25, 2020 - June 28, 2020	19	$267.31	16	1,773,427
Total	5,371	$261.44	4,991	$1,773,427

(1)
During the fiscal year ended June 28, 2020, we acquired 380 thousand shares at a total cost of $109.6 million which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.

(2)	Average price paid per share excludes effect of accelerated share repurchases, see additional disclosure above regarding our accelerated share repurchase activity during the fiscal year.

Continues on next page
Lam Research Corporation 2020 10-K 30

Cumulative Five-Year Return
The graph below compares Lam Research Corporation’s cumulative five-year total shareholder return on Common Stock with the cumulative total returns of the Philadelphia Semiconductor Sector Total Return Index, the Nasdaq Composite Total Return index, and the Standard & Poor’s (“S&P”) 500 (TR) index. The graph tracks the performance of a $100 investment in our Common Stock and in each of the indices (with the reinvestment of all dividends) for the five years ended June 28, 2020.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Lam Research Corporation, the Philadelphia Semiconductor Sector Total Return Index, the Nasdaq Composite Total Return Index, and the S&P 500 (TR) Index.
*$100 invested on June 28, 2015 in stock or June 30, 2015 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.
Copyright © 2020 Standard & Poor’s, a division of S&P Global. All rights reserved.

	June 28, 2015	June 26, 2016	June 25, 2017	June 24, 2018	June 30, 2019	June 28, 2020
Lam Research Corporation	$100.00	$100.88	$188.74	$220.13	$242.99	$398.42
Philadelphia Semiconductor Sector Total Return Index	$100.00	$103.77	$157.95	$203.93	$231.07	$321.96
Nasdaq Composite Total Return Index	$100.00	$98.32	$126.14	$155.91	$168.04	$213.32
S&P 500 (TR) Index	$100.00	$103.99	$122.60	$140.23	$154.83	$166.45

Continues on next page
Lam Research Corporation 2020 10-K 31

Item 6.	Selected Financial Data

	Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018	June 25, 2017	June 26, 2016
	(in thousands, except per share data)
OPERATIONS:
Revenue	$10,044,736	$9,653,559	$11,076,998	$8,013,620	$5,885,893
Gross margin	4,608,693	4,358,459	5,165,032	3,603,359	2,618,922
Operating income	2,673,802	2,464,732	3,213,299	1,902,132	1,074,256
Net income	2,251,753	2,191,430	2,380,681	1,697,763	914,049
Net income per share:
Basic	$15.55	$14.37	$14.73	$10.47	$5.75
Diluted	$15.10	$13.70	$13.17	$9.24	$5.22
Cash dividends declared per common share	$4.60	$4.40	$2.55	$1.65	$1.20
BALANCE SHEET:
Working capital	$7,691,093	$6,188,759	$5,999,603	$6,192,383	$6,795,109
Total assets	14,559,047	12,001,333	12,479,478	12,122,765	12,264,315	(1)
Total obligations, less current portion	6,213,116	4,906,379	2,749,127	2,185,338	3,744,205	(1)
Current portion of long-term debt and finance leases	839,877	667,131	610,030	908,439	947,733	(1)

(1)	Adjusted for effects of retrospective implementation of Accounting Standards Update 2015-3 in the first quarter of fiscal 2017.

	Three Months Ended (1)
	June 28, 2020	March 29, 2020	December 29, 2019	September 29, 2019
	unaudited (in thousands, except per share data)
QUARTERLY FISCAL YEAR 2020:
Revenue	$2,791,864	$2,503,625	$2,583,501	$2,165,746
Gross margin	1,280,332	1,167,007	1,179,644	981,710
Operating income	755,722	694,114	686,511	537,455
Net income	696,673	574,781	514,510	465,789
Net income per share
Basic	$4.79	$3.96	$3.57	$3.22
Diluted	$4.73	$3.88	$3.43	$3.09
Number of shares used in per share calculations:
Basic	145,295	145,301	143,987	144,673
Diluted	147,416	148,165	150,097	150,682

Continues on next page
Lam Research Corporation 2020 10-K 32

	Three Months Ended (1)
	June 30, 2019	March 31, 2019	December 23, 2018	September 23, 2018
	unaudited (in thousands, except per share data)
QUARTERLY FISCAL YEAR 2019:
Revenue	$2,361,147	$2,439,048	$2,522,673	$2,330,691
Gross margin	1,080,891	1,074,337	1,145,033	1,058,198
Operating income	617,085	565,517	690,379	591,751
Net income	541,825	547,390	568,855	533,360
Net income per share
Basic	$3.66	$3.62	$3.67	$3.43
Diluted	$3.51	$3.47	$3.51	$3.23
Number of shares used in per share calculations:
Basic	148,131	151,201	155,022	155,658
Diluted	154,474	157,849	162,170	165,327

(1)
Our reporting period is a 52/53-week fiscal year. The fiscal years ended June 28, 2020, and June 30, 2019, included 52 and 53 weeks, respectively. All quarters presented above included 13 weeks, except for the quarter ended March 31, 2019, which includes 14 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties, and changes in condition, significance, value, and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this 2020 Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this 2020 Form 10-K.)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a description of our results of operations and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this 2020 Form 10-K. MD&A consists of the following sections:
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

Continues on next page
Lam Research Corporation 2020 10-K 33

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
We believe we are in a strong position with our leadership and competency in deposition, etch, and clean to facilitate some of the most significant innovations in semiconductor device manufacturing. We have a broad portfolio of products that provide complementary processing steps used throughout semiconductor manufacturing. Our Customer Support Business Group focuses attention on delivery solutions that meet our customers’ technical requirements as well as productivity needs during the equipment lifecycle. Several factors create opportunity for sustainable differentiation for us: (i) our focus on research and development, with several on-going programs relating to sustaining engineering, product and process development, and concept and feasibility; (ii) our ability to effectively leverage cycles of learning from our broad installed base; (iii) our collaborative focus with ecosystem partners; and (iv) our focus on delivering our multi-product solutions with a goal to enhance the value of Lam’s solutions to our customers.
During fiscal year 2020, customer demand remained relatively strong, however we experienced COVID-19-related production and supply chain disruptions, which impacted the timing of revenue recognition and negatively impacted our gross margin. While we are currently seeing improvements in both our own operations and those of our suppliers, risks and uncertainties related to the COVID-19 pandemic remain, which may negatively impact our revenue and gross margin. Over the longer term, while there are risks that the impact of COVID-19 to the broader macroeconomic environment may negatively impact our customer demand, we believe that secular demand for semiconductors will continue to drive sustainable growth for our products and services, and that technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration will lead to an increase in our served addressable market for our products and services in deposition, etch, and clean.
The following table summarizes certain key financial information for the periods indicated below:

	Year Ended			Change
	June 28, 2020	June 30, 2019	June 24, 2018	FY20 vs. FY19		FY19 vs. FY18

	(in thousands, except per share data and percentages)
Revenue	$10,044,736	$9,653,559	$11,076,998	$391,177	4.1%	$(1,423,439)	(12.9)%
Gross margin	$4,608,693	$4,358,459	$5,165,032	$250,234	5.7%	$(806,573)	(15.6)%
Gross margin as a percent of total revenue	45.9%	45.1%	46.6%	0.8%		(1.5)%
Total operating expenses	$1,934,891	$1,893,727	$1,951,733	$41,164	2.2%	$(58,006)	(3.0)%
Net income	$2,251,753	$2,191,430	$2,380,681	$60,323	2.8%	$(189,251)	(7.9)%
Net income per diluted share	$15.10	$13.70	$13.17	$1.40	10.2%	$0.53	4.0%
Fiscal year 2020 revenue increased 4% compared to fiscal year 2019, reflecting stronger customer demand for semiconductor equipment. Gross margin as a percentage of revenue increased primarily due to customer and product mix as well as lower amortization expense related to intangibles acquired through business combinations, partially offset by lower factory and field utilization. The increase in operating expenses in fiscal year 2020 compared to fiscal year 2019 was mainly driven by higher employee-related costs as a result of increased headcount and outsourcing services, partially offset by lower travel expense, miscellaneous costs and restructuring charges.

Continues on next page
Lam Research Corporation 2020 10-K 34

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
Our cash and cash equivalents, investments, and restricted cash and investments balances totaled approximately $7.0 billion as of June 28, 2020, compared to $5.7 billion as of June 30, 2019. Cash flow provided from operating activities was $2.1 billion for fiscal year 2020 compared to $3.2 billion for fiscal year 2019. Cash flow provided from operating activities in fiscal year 2020 was primarily used for $1.4 billion in treasury stock purchases, $657 million in dividends paid to our stockholders, and $203 million of capital expenditures. These cash outflows were partially offset by $1.3 billion of net proceeds from issuance of debt and $94 million of treasury stock reissuance and Common Stock issuance resulting from our employee equity-based compensation programs.
Results of Operations
Revenue

	Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Revenue (in millions)	$10,045	$9,654	$11,077
China	31%	22%	16%
Korea	24%	23%	35%
Taiwan	19%	17%	13%
Japan	9%	20%	17%
United States	8%	8%	7%
Southeast Asia	6%	6%	7%
Europe	3%	4%	5%
Revenue increased in fiscal year 2020 compared to fiscal year 2019, but decreased compared to fiscal year 2018, primarily as a result of the variability of semiconductor capital investments by our customers. The overall Asia region continued to account for a majority of our revenues as a substantial amount of the worldwide capacity investments for semiconductor manufacturing continued to occur in this region.
The deferred revenue balance was $537 million as of June 28, 2020 compared to $449 million as of June 30, 2019, driven primarily by additional deferrals towards the future servicing of our existing installed base and COVID-19-related production disruptions.
The percentage of leading- and non-leading-edge equipment and upgrade revenue to each of the markets we serve was as follows:

	Year Ended
	June 28, 2020	June 30, 2019
Memory	58%	70%
Foundry	31%	20%
Logic/integrated device manufacturing	11%	10%

Continues on next page
Lam Research Corporation 2020 10-K 35

Gross Margin

	Year Ended			Change
	June 28, 2020	June 30, 2019	June 24, 2018	FY20 vs. FY19		FY19 vs. FY18

	(in thousands, except percentages)
Gross margin	$4,608,693	$4,358,459	$5,165,032	$250,234	5.7%	$(806,573)	(15.6)%
Percent of revenue	45.9%	45.1%	46.6%	0.8%		(1.5)%
The increase in gross margin as a percentage of revenue for fiscal year 2020 compared to fiscal year 2019 was primarily due to customer and product mix as well as lower amortization expense related to intangibles acquired through business combinations, partially offset by lower factory and field utilization.
The decrease in gross margin as a percentage of revenue for fiscal year 2019 compared to fiscal year 2018 was primarily due to lower factory utilization.
Research and Development

	Year Ended			Change
	June 28, 2020	June 30, 2019	June 24, 2018	FY20 vs. FY19		FY19 vs. FY18

	(in thousands, except percentages)
Research & development	$1,252,412	$1,191,320	$1,189,514	$61,092	5.1%	$1,806	0.2%
Percent of revenue	12.5%	12.3%	10.7%	0.2%		1.6%
We continued to make significant R&D investments focused on leading-edge deposition, etch, clean, and other semiconductor manufacturing processes. The increase in R&D expense during fiscal year 2020 compared to fiscal year 2019 was mainly driven by an increase of $50 million in employee-related costs due to increased headcount, $19 million in outsourcing service costs, and $10 million in spending for supplies, partially offset by a decrease of $7 million in travel expense and $5 million in restructuring charges.
R&D expense during fiscal year 2019 increased slightly compared to fiscal year 2018.
Selling, General, and Administrative

	Year Ended			Change
	June 28, 2020	June 30, 2019	June 24, 2018	FY20 vs. FY19		FY19 vs. FY18

	(in thousands, except percentages)
Selling, general, and administrative ("SG&A")	$682,479	$702,407	$762,219	$(19,928)	(2.8)%	$(59,812)	(7.8)%
Percent of revenue	6.8%	7.3%	6.9%	(0.5)%		0.4%
The decrease in SG&A expense during fiscal year 2020 compared to fiscal year 2019 was primarily due to a $17 million decrease in spending for customer-related sales costs, a $9 million decrease in spending for supplies, a $9 million decrease in restructuring charges, and a $6 million decrease in spending for travel and entertainment, partially offset by an increase of $25 million in spending for rent, repair and utilities.
The decrease in SG&A expense during fiscal year 2019 compared to fiscal year 2018 was primarily due to a $65 million decrease in employee variable compensation and a $17 million decrease in amortization related to intangibles acquired through business combinations, partially offset by an increase of $10 million in depreciation and $8 million in restructuring charges.

Continues on next page
Lam Research Corporation 2020 10-K 36

Other Expense, Net
Other expense, net, consisted of the following:

	Year Ended			Change
	June 28, 2020	June 30, 2019	June 24, 2018	FY20 vs. FY19		FY19 vs. FY18

	(in thousands, except percentages)
Interest income	$85,433	$98,771	$85,813	$(13,338)	(13.5)%	$12,958	15.1%
Interest expense	(177,440)	(117,263)	(97,387)	$(60,177)	51.3%	$(19,876)	20.4%
Gains on deferred compensation plan related assets, net	5,999	10,464	14,692	$(4,465)	(42.7)%	$(4,228)	(28.8)%
Loss on impairment of investments	—	—	(42,456)	$—	—%	$42,456	100.0%
Foreign exchange (losses) gains, net	(3,317)	826	(3,382)	$(4,143)	(501.6)%	$4,208	(124.4)%
Other, net	(9,499)	(10,959)	(18,790)	$1,460	(13.3)%	$7,831	(41.7)%
	$(98,824)	$(18,161)	$(61,510)	$(80,663)	444.2%	$43,349	(70.5)%
Interest income decreased in fiscal year 2020 compared to fiscal year 2019 as a result of lower yield, offset by a higher cash balance. Interest income increased in fiscal year 2019 compared to fiscal year 2018 as a result of higher yield, offset by a lower cash balance.
Interest expense increased in fiscal year 2020 compared to fiscal year 2019 primarily due to the full-year impact of the issuance of the $2.5 billion of senior notes that occurred in fiscal year 2019 and the issuance of $2.0 billion senior notes in fiscal year 2020. The increase in interest expense in fiscal year 2019 compared to fiscal year 2018 was also primarily due to the issuance of the $2.5 billion of senior notes in fiscal year 2019.
The gains on deferred compensation plan related assets in the periods presented were driven by an improvement in the fair market value of the underlying funds.
The loss on impairment of investments during fiscal year 2018 is the result of a decision to sell selected investments held in foreign jurisdictions in connection with our cash repatriation strategy following the December 2017 U.S. tax reform.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Year Ended			Change
	June 28, 2020	June 30, 2019	June 24, 2018	FY20 vs. FY19		FY19 vs. FY18

	(in thousands, except percentages)
Income tax expense	$323,225	$255,141	$771,108	$68,084	26.7%	$(515,967)	(66.9)%
Effective tax rate	12.6%	10.4%	24.5%	2.2%		(14.1)%
The increase in the effective tax rate in fiscal year 2020 as compared to fiscal year 2019 was primarily due to a cumulative income tax benefit reversal due to a court ruling in fiscal year 2020, as outlined below.
The decrease in the effective tax rate in fiscal year 2019 as compared to fiscal year 2018 was primarily due to the impact of U.S. tax reform and its mandated one-time transition tax on accumulated unrepatriated foreign earnings in fiscal year 2018.
In November 2019, the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) rejected the en banc appeal petitioned by Altera Corporation (“Altera”) in July 2019. In that quarter, we evaluated the impact of the decision

Continues on next page
Lam Research Corporation 2020 10-K 37

and viewed the denial as an indication that Altera’s position of excluding stock-based compensation expense in an inter-company cost-sharing arrangement was unlikely to be sustained upon further litigation. As a result, we reversed $74.5 million of net tax assets associated with stock-based compensation benefits related to previous years in the Condensed Consolidated Financial Statements in the three months ended December 29, 2019 and we no longer reflected a net tax benefit within our financial statements related to excluding stock-based compensation from our inter-company cost-sharing arrangement. In February 2020, Altera petitioned the Supreme Court of the United States ("SCOTUS") to hear their case. In June 2020, the SCOTUS denied the petition.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States. International pre-tax income is taxable in the United States at a lower effective tax rate than the federal statutory tax rate. Please refer to Note 7 of our Consolidated Financial Statements in Part II, Item 8 of this 2020 Form 10-K.
Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Our gross deferred tax assets were $575 million and $471 million at the end of fiscal years 2020 and 2019, respectively. These gross deferred tax assets were offset by gross deferred tax liabilities of $196 million and $160 million at the end of fiscal years 2020 and 2019, respectively, and a valuation allowance of $245 million and $227 million at the end of fiscal years 2020 and 2019, respectively. The change in the gross deferred tax assets, gross deferred tax liabilities, and valuation allowance between fiscal year 2020 and 2019 is primarily due to increases in outside basis differences of foreign subsidiaries, tax credits, and operating lease liabilities and right-of-use assets, and decreases in prepaid cost sharing.
As of our fiscal year ended June 28, 2020, we continue to record a valuation allowance to offset the entire California deferred tax asset balance due to the single sales factor apportionment resulting in lower taxable income in California. The valuation allowances were $245 million and $227 million at the end of fiscal years 2020 and 2019, respectively.

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
Lam Research Corporation 2020 10-K 38

•	the valuation and recoverability of long-lived assets, which impacts gross margin and operating expenses when we record asset impairments or accelerate their depreciation or amortization.
We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements regarding the critical accounting estimates indicated above. See Note 2, “Summary of Significant Accounting Policies,” of our Consolidated Financial Statements in Part II, Item 8 of this 2020 Form 10-K for additional information regarding our accounting policies.
Revenue Recognition: On June 25, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09 (“ASC 606”) - Revenue From Contracts with Customers which provides guidance for revenue recognition that superseded the revenue recognition requirements in ASC 605, Revenue Recognition and most industry specific guidance.
We recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services by following a five-step process, (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when or as we satisfy a performance obligation, as further described below.
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
Allocate the transaction price to the performance obligations in the contract. For contracts that contain multiple performance obligations, we allocate the transaction price to the performance obligations in the contract on a relative standalone selling price basis. Standalone selling prices are based on multiple factors including, but not limited to historical discounting trends for products and services and pricing practices in different geographies.
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

Continues on next page
Lam Research Corporation 2020 10-K 39

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
We recognize the benefit from a tax position only if it is more likely than not that the position will be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to uncertain tax positions as a component of income tax expense.
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

Continues on next page
Lam Research Corporation 2020 10-K 40

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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 3, “Recent Accounting Pronouncements,” of our Consolidated Financial Statements, included in Part II, Item 8 of this 2020 Form 10-K.
Liquidity and Capital Resources
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $7.0 billion at the end of fiscal year 2020 compared to $5.7 billion at the end of fiscal year 2019. This increase was primarily due to cash provided by operating activities and the issuance of $2.0 billion of senior notes, partially offset by Common Stock repurchases in connection with our stock repurchase program and dividends paid.
Cash Flow from Operating Activities
Net cash provided by operating activities of $2.1 billion during fiscal year 2020 consisted of (in thousands):

Net income	$2,251,753
Non-cash charges:
Depreciation and amortization	268,525
Equity-based compensation expense	189,197
Deferred income taxes	(17,777)
Amortization of note discounts and issuance costs	5,940
Changes in operating asset and liability accounts	(571,875)
Other	688
$2,126,451
Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $642 million, inventories of $412 million, and prepaid assets of $14 million; partially offset by sources of cash: increases in accrued expenses and other liabilities of $211 million, accounts payable of $208 million, and deferred profit of $76 million.
Cash Flow from Investing Activities
Net cash used by investing activities during fiscal year 2020 was $244 million, primarily consisting of capital expenditures of $203 million.
Cash Flow from Financing Activities
Net cash used by financing activities during fiscal year 2020 was $624 million, primarily consisting of $1.4 billion in Common Stock repurchases, $657 million of dividends paid, partially offset by $1.3 billion of net proceeds from issuance of debt, and $94 million of stock issuance and treasury stock reissuances associated with our employee stock-based compensation plans.

Continues on next page
Lam Research Corporation 2020 10-K 41

Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of June 28, 2020, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
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
Off-Balance Sheet Arrangements and Contractual Obligations
We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations that are recorded on our balance sheet in accordance with GAAP include our long-term debt, operating leases and finance leases which are outlined in the following table. Our off-balance sheet arrangements are presented as purchase obligations in the table. Our contractual obligations and commitments as of June 28, 2020, relating to these agreements and our guarantees are included in the following table based on their contractual maturity date.

The amounts in the table below exclude $439 million of liabilities related to uncertain tax positions as we are unable to reasonably estimate the ultimate amount or time of settlement. See Note 7 of our Consolidated Financial Statements in Part II, Item 8 of this 2020 Form 10-K for further discussion. The amounts in the table below also exclude $12 million associated with funding commitments related to non-marketable equity investments as we are unable to make a reasonable estimate regarding the timing of capital calls.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	$186,935	$50,611	$53,624	$33,040	$49,660
Financing leases	16,421	4,170	8,250	1,697	2,304
Purchase obligations	707,945	541,524	99,040	66,423	958
Long-term debt and interest expense (1)	8,966,111	997,407	351,881	351,881	7,264,942
One-time transition tax on accumulated unrepatriated foreign earnings (2)	729,422	69,469	138,938	303,926	217,089
Other long-term liabilities (3)	208,670	7,177	27,108	7,781	166,604
Total	$10,815,504	$1,670,358	$678,841	$764,748	$7,701,557

(1)
The conversion period for the 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes”) was open as of June 28, 2020, and as such the net carrying value of the 2041 Notes is included within current liabilities on our Consolidated Balance Sheet. The principal balances of the 2041 Notes are reflected in the payment period in the table above based on the contractual maturity assuming no conversion. See Note 14 of our Consolidated Financial Statements in Part II, Item 8 of this 2020 Form 10-K for additional information concerning the 2041 Notes and associated conversion features.

(2)	We may choose to apply existing tax credits, thereby reducing the actual cash payment.

(3)
Certain tax-related liabilities and post-retirement benefits classified as other non-current liabilities on the Consolidated Balance Sheet are included in the “More than 5 Years” category due to the uncertainty in the timing and amount of

Continues on next page
Lam Research Corporation 2020 10-K 42

future payments. Additionally, the balance excludes contractual obligations recorded in our Consolidated Balance Sheet as current liabilities and the long-term portion of operating leases.
Operating Leases
We lease most of our administrative, R&D, and manufacturing facilities; regional sales/service offices; and certain equipment under non-cancelable operating leases. Certain of our facility leases for buildings located in Fremont and Livermore, California; Tualatin, Oregon; and certain other facility leases provide us with an option to extend the leases for additional periods or to purchase the facilities. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation. In addition to amounts included in the table above, we have guaranteed residual values for certain of our Fremont and Livermore facility leases of up to $250 million. See Note 15 to our Consolidated Financial Statements in Part II, Item 8 of this 2020 Form 10-K for further discussion.
Financing Leases
Financing leases reflect building and office equipment lease obligations. The amounts in the table above include the interest portion of payment obligations.
Purchase Obligations
Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. The contractual cash obligations and commitments table presented above contains our minimum obligations at June 28, 2020, under these arrangements and others. For obligations with cancellation provisions, the amounts included in the preceding table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided.
Income Taxes
During the December 2017 quarter, a one-time transition tax on accumulated unrepatriated foreign earnings, estimated at $991 million, was recognized associated with the December 2017 U.S. tax reform. In accordance with SAB 118, we finalized the amount of the transition tax during the period ended December 23, 2018. The final amount was $868.4 million. We elected to pay the one-time transition tax over a period of eight years with 8% of the transition tax to be paid each September 15 for years 2018 through 2022, and 15%, 20%, and 25%, respectively, to be paid each September 15 for years 2023 through 2025.
Long-Term Debt
On May 5, 2020, we completed a public offering of $750 million aggregate principal amount of the Company’s Senior Notes due June 15, 2030 (the “2030 Notes”), $750 million aggregate principal amount of the Company’s Senior Notes due June 15, 2050 (the “2050 Notes”), and $500 million aggregate principal amount of the Company’s Senior Notes due June 15, 2060 (the “2060 Notes”). We will pay interest at an annual rate of 1.90%, 2.875%, and 3.125%, on the 2030, 2050, and 2060 Notes, respectively, on a semi-annual basis on June 15 and December 15 of each year beginning December 15, 2020.
On March 4, 2019, we completed a public offering of $750 million aggregate principal amount of the Company’s Senior Notes due March 15, 2026 (the “2026 Notes”), $1 billion aggregate principal amount of the Company’s Senior Notes due March 15, 2029 (the “2029 Notes”), and $750 million aggregate principal amount of the Company’s Senior Notes due March 15, 2049 (the “2049 Notes”). We pay interest at an annual rate of 3.75%, 4.00%, and 4.875%, respectively on the 2026, 2029 and 2049 Notes, on a semi-annual basis on March 15 and September 15 of each year.
On June 7, 2016, we completed a public offering of $800.0 million aggregate principal amount of Senior Notes due June 15, 2021, (the “2021 Notes”). We pay interest at an annual rate of 2.80% on the 2021 Notes, on a semi-annual basis on June 15 and December 15 of each year.
On March 12, 2015, we completed a public offering of $500 million aggregate principal amount of Senior Notes due March 15, 2020 (the “2020 Notes”) and $500 million aggregate principal amount of Senior Notes due

Continues on next page
Lam Research Corporation 2020 10-K 43

March 15, 2025 (the “2025 Notes”). We pay interest at an annual rate of 3.80% on the 2025 Notes, on a semi-annual basis on March 15 and September 15 of each year. During the year ended June 28, 2020, $500 million principal value of 2020 Notes were settled upon maturity.
We may redeem the 2021, 2025, 2026, 2029, 2030, 2049, 2050, and 2060 Notes (collectively the “Senior Notes”) at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect to the Senior Notes and accrued and unpaid interest before May 15, 2021 for the 2021 Notes, before December 15, 2024 for the 2025 Notes, before January 15, 2026 for the 2026 Notes, before December 15, 2028 for the 2029 Notes, before March 15, 2030 for the 2030 Notes, before September 15, 2048 for the 2049 Notes, before December 15, 2049 for the 2050 Notes, and before December 15, 2059 for the 2060 Notes. We may redeem the Senior Notes at par, plus accrued and unpaid interest at any time on or after May 15, 2021 for the 2021 Notes, on or after December 24, 2024 for the 2025 Notes, on or after January 15, 2026 for the 2026 Notes, on or after December 15, 2028 for the 2029 Notes, on or after March 15, 2030 for the 2030 Notes, on or after September 15, 2048 for the 2049 Notes, on or after December 15, 2049 for the 2050 Notes, and on or after December 15, 2059 for the 2060 Notes. In addition, upon the occurrence of certain events, as described in the indenture, we will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the respective note, plus accrued and unpaid interest.
In June 2012, with the acquisition of Novellus, we assumed $700 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041. We pay cash interest on the 2041 Notes at an annual rate of 2.625%, on a semi-annual basis. The 2041 Notes may be converted, under certain circumstances, into our Common Stock.
We may redeem the 2041 Notes on or after May 21, 2021 at a price equal to outstanding principal plus accrued and unpaid interest if the last reported sales price of common shares has been equal to or more than 150% of the then applicable conversion price for at least 20 trading days during the 30 consecutive trading days prior to the redemption notice date.
During the quarter-ended June 28, 2020, the market value of our Common Stock was greater than or equal to 130% of the 2041 Notes conversion prices for 20 or more trading days of the 30 consecutive trading days preceding the quarter end. As a result, the 2041 Notes are convertible at the option of the holder and are classified as current liabilities in our Consolidated Balance Sheets for fiscal year 2020. As of June 28, 2020, $48.5 million of the 2041 notes remain outstanding, as a result of cumulative conversion activity.
During fiscal year 2020, 2019, and 2018, we made $668 million, $117 million, and $753 million, respectively, in principal payments on long-term debt and finance/capital leases.
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
Interest on amounts borrowed under the credit facility is, at our option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month London Interbank Offered Rate (“LIBOR”) plus 1.0%, plus a spread of 0.0% to 0.5%, or (2) LIBOR multiplied by the statutory reserve rate, plus a spread of 0.9% to 1.5%, in each case as the applicable spread is determined based on the rating of our non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, we will pay the lenders a quarterly commitment fee that varies based on our credit rating. The Amended Credit Agreement contains affirmative covenants, negative covenants, financial covenants, and events of default. As of June 28, 2020, we had no borrowings outstanding under the Amended Credit Agreement and were in compliance with all financial covenants.
LIBOR is currently expected to be discontinued by the end of calendar year 2021. We expect to amend the Amended and Restated Credit Agreement prior to that occurrence to provide for an alternative reference interest

Continues on next page
Lam Research Corporation 2020 10-K 44

rate plus an appropriate spread that approximates the existing reference interest rate as calculated in accordance with LIBOR. Despite the current expectations, we cannot be sure when LIBOR is discontinued, that we will be able to reach an agreement with the administrative agent under the Amended and Restated Credit Agreement on an alternate reference interest rate plus an appropriate spread, or that changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR.  If we should fail to reach agreement with the administrative agent on an alternate reference interest rate prior to such time as LIBOR is unavailable as a reference rate, then the borrowings will bear interest at a base rate determined in accordance with the Amended and Restated Credit Agreement tied to either the prime rate or federal funds rate, plus a spread.
Commercial Paper Program
On November 13, 2017, we established a commercial paper program (the “CP Program”) under which we may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $1.25 billion. Individual maturities may vary but cannot not exceed 397 days from the date of issue. The net proceeds from the CP Program will be used for general corporate purposes, including repurchases of our Common Stock from time to time under our stock repurchase program. If at any time, funds are not available under favorable terms under the CP Program, we may utilize the Amended Credit Agreement for funding. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by our Revolving Credit Arrangement. As of June 28, 2020, we had no outstanding borrowings under the CP Program.
Other Guarantees
We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts that may limit our exposure to such indemnifications. As of June 28, 2020, we had not recorded any liability on our Consolidated Financial Statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that we will pay any material amounts under these guarantees.
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
We provide guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 28, 2020, the maximum potential amount of future payments that we could be required to make under these arrangements and letters of credit was $59 million. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Lam Research Corporation 2020 10-K 45

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Investments
We maintain an investment portfolio of various holdings, types, and maturities. As of June 28, 2020, our mutual funds are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Any material differences between the cost and fair value of trading securities is recognized as “Other income (expense)” in our Consolidated Statement of Operations. All of our other investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.
Interest Rate Risk
Fixed-Income Securities
Our investments in various interest-earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed-income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target a capital preservation-focused investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. The following table presents the hypothetical fair values of fixed-income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS with a minimum interest rate of zero BPS. The hypothetical fair values as of June 28, 2020,were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of	Valuation of Securities Given an Interest Rate Increase of X Basis Points
				June 28, 2020
	(150 BPS)	(100 BPS)	(50 BPS)	—%	50 BPS	100 BPS	150 BPS
	(in thousands)
U.S. Treasury and agencies	$552,656	$552,656	$552,656	$552,452	$551,801	$551,149	$550,498
Government-sponsored enterprises	31,497	31,497	31,497	31,454	31,374	31,295	31,215
Foreign government bonds	10,735	10,735	10,734	10,716	10,694	10,673	10,651
Corporate notes and bonds	1,414,694	1,414,583	1,413,851	1,410,657	1,407,049	1,403,439	1,399,824
Mortgage backed securities - residential	3,323	3,286	3,249	3,213	3,176	3,139	3,102
Mortgage backed securities - commercial	23,890	23,889	23,868	23,804	23,740	23,676	23,613
Total	$2,036,795	$2,036,646	$2,035,855	$2,032,296	$2,027,834	$2,023,371	$2,018,903
We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

Continues on next page
Lam Research Corporation 2020 10-K 46

Long-Term Debt
As of June 28, 2020, we had $5.8 billion in principal amount of fixed-rate long-term debt outstanding, with a fair value of $7.0 billion. The fair value of our Notes is subject to interest rate risk, market risk, and other factors due to the convertible feature, as applicable. Generally, the fair value of Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, the fair value of the 2041 Notes will increase as our Common Stock price increases and decrease as our Common Stock price decreases. The interest and market value changes affect the fair value of our Notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value but present the fair value of the principal amount of our Notes for disclosure purposes.
Equity Price Risk
Publicly Traded Securities
The values of our investments in publicly traded securities, including mutual funds related to our obligations under our deferred compensation plans, are subject to market price risk. The following table presents the hypothetical fair values of our publicly traded securities that would result from potential decreases and increases in the price of each security in the portfolio. Potential fluctuations in the price of each security in the portfolio of plus or minus 10%, 15%, or 25% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of June 28, 2020, were as follows:

	Valuation of Securities Given an X% Decrease in Stock Price			Fair Value as of	Valuation of Securities Given an X% Increase in Stock Price
				June 28, 2020
	(25)%	(15)%	(10)%	—%	10%	15%	25%
	(in thousands)
Mutual funds	$54,320	$61,563	$65,184	$72,427	$79,670	$83,291	$90,534
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
To protect against adverse movements in value of anticipated revenues denominated in Japanese yen and expenses denominated in euro and Korean won, we enter into foreign currency forward and option contracts that generally expire within 12 months and no later than 24 months. The option contracts include collars, an option strategy that is comprised of a combination of a purchased put option and a written call option with the same expiration dates and Japanese yen notional amounts but with different strike prices. These foreign currency hedge contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue and/or expense is recognized. We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain non-U.S.-dollar denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities also recorded in other income (expense), net, assuming the hedge contract fully covers the hedged items. The notional amount and unrealized gain of our outstanding forward and option contracts that are

Continues on next page
Lam Research Corporation 2020 10-K 47

designated as cash flow hedges, as of June 28, 2020, are shown in the table below. This table also shows the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus or minus 10 percent and plus or minus 15 percent.

		Notional Amount	Unrealized FX Gain/(Loss)	Valuation of FX Contracts Given an X% Increase (+)/Decrease(-) in Each
			June 28, 2020	= +/- (10%)	= +/- (15%)
		(in millions)
Forward contracts
Sell	Japanese yen	$299.5	$0.1	$29.9	$44.8
Buy	Euro	54.5	0.8	6.1	9.7
Buy	Korean won	20.5	(0.4)	2.0	3.0
			$0.5	$38.0	$57.5
The notional amount and unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges, as of June 28, 2020, are shown in the table below. This table also shows the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus or minus 10 percent and plus or minus 15 percent. These changes in fair values would be offset in other income (expense), net, by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contract fully covers the intercompany and trade receivable balances.

		Notional Amount	Unrealized FX Gain/(Loss)	Valuation of FX Contracts Given an X% Increase (+)/Decrease(-) in Each
			June 28, 2020	= +/- (10%)	= +/- (15%)
		(in millions)
Forward contracts, balance sheet hedge
Sell	Korean won	$50.7	$0.1	$5.1	$7.6
Buy	Taiwan dollar	47.6	(0.1)	4.7	7.0
Buy	Euro	36.1	—	10.6	12.0
Buy	Chinese renminbi	35.1	—	3.5	5.3
Buy	Japanese yen	22.5	—	2.2	3.4
Buy	Swiss francs	12.7	—	1.3	1.9
Buy	British pound	11.2	—	0.7	1.1
Buy	Singapore dollar	10.1	—	1.0	1.5
Buy	Indian rupee	7.8	—	0.8	1.2
Buy	Malaysian ringgit	5.6	—	0.6	0.8
			$—	$30.5	$41.8

Continues on next page
Lam Research Corporation 2020 10-K 48

Item 8.	Financial Statements and Supplementary Data

Continues on next page
Lam Research Corporation 2020 10-K 49

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Revenue	$10,044,736	$9,653,559	$11,076,998
Cost of goods sold	5,436,043	5,295,100	5,911,966
Gross margin	4,608,693	4,358,459	5,165,032
Research and development	1,252,412	1,191,320	1,189,514
Selling, general, and administrative	682,479	702,407	762,219
Total operating expenses	1,934,891	1,893,727	1,951,733
Operating income	2,673,802	2,464,732	3,213,299
Other expense, net	(98,824)	(18,161)	(61,510)
Income before income taxes	2,574,978	2,446,571	3,151,789
Income tax expense	(323,225)	(255,141)	(771,108)
Net income	$2,251,753	$2,191,430	$2,380,681
Net income per share:
Basic	$15.55	$14.37	$14.73
Diluted	$15.10	$13.70	$13.17
Number of shares used in per share calculations:
Basic	144,814	152,478	161,643
Diluted	149,090	159,915	180,782
See Notes to Consolidated Financial Statements

Continues on next page
Lam Research Corporation 2020 10-K 50

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Net income	$2,251,753	$2,191,430	$2,380,681
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6,441)	(6,648)	9,649
Cash flow hedges:
Net unrealized (losses) gains during the period	(30,603)	2,461	(6,960)
Net losses (gains) reclassified into earnings	2,137	(2,749)	3,729
	(28,466)	(288)	(3,231)
Available-for-sale investments:
Net unrealized gains (losses) during the period	1,842	3,535	(45,382)
Net losses (gains) reclassified into earnings	935	(199)	43,086
	2,777	3,336	(2,296)
Defined benefit plans, net change in unrealized component	1,949	(2,981)	129
Other comprehensive (loss) income, net of tax	(30,181)	(6,581)	4,251
Comprehensive income	$2,221,572	$2,184,849	$2,384,932
See Notes to Consolidated Financial Statements

Continues on next page
Lam Research Corporation 2020 10-K 51

LAM RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 28, 2020	June 30, 2019
ASSETS:
Cash and cash equivalents	$4,915,172	$3,658,219
Investments	1,795,080	1,772,984
Accounts receivable, less allowance for doubtful accounts of $5,465 as of June 28, 2020 and $5,021 as of June 30, 2019	2,097,099	1,455,522
Inventories	1,900,024	1,540,140
Prepaid expenses and other current assets	146,160	133,544
Total current assets	10,853,535	8,560,409
Property and equipment, net	1,071,499	1,059,077
Restricted cash and investments	253,911	255,177
Goodwill	1,484,436	1,484,597
Intangible assets, net	168,532	216,950
Other assets	727,134	425,123
Total assets	$14,559,047	$12,001,333
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Trade accounts payable	$592,387	$376,561
Accrued expenses and other current liabilities	1,272,655	946,641
Deferred profit	457,523	381,317
Current portion of convertible notes and finance leases	839,877	667,131
Total current liabilities	3,162,442	2,371,650
Senior notes, convertible notes, and finance leases, less current portion	4,970,848	3,822,768
Income taxes payable	909,709	892,790
Other long-term liabilities	332,559	190,821
Total liabilities	9,375,558	7,278,029
Commitments and contingencies
Temporary equity, convertible notes	10,995	49,439
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized 400,000 shares as of June 28, 2020 and June 30, 2019; issued and outstanding 145,331 shares as of June 28, 2020, and 144,433 shares as of June 30, 2019	145	144
Additional paid-in capital	6,695,858	6,409,405
Treasury stock, at cost, 145,432 shares as of June 28, 2020, and 140,573 shares as of June 30, 2019	(12,949,889)	(11,602,573)
Accumulated other comprehensive loss	(94,211)	(64,030)
Retained earnings	11,520,591	9,930,919
Total stockholders’ equity	5,172,494	4,673,865
Total liabilities and stockholders’ equity	$14,559,047	$12,001,333

See Notes to Consolidated Financial Statements

Continues on next page
Lam Research Corporation 2020 10-K 52

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,251,753	$2,191,430	$2,380,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268,525	309,281	326,395
Deferred income taxes	(17,777)	(4,980)	3,046
Equity-based compensation expense	189,197	187,234	172,216
Impairment of investments	—	—	42,456
Amortization of note discounts and issuance costs	5,940	7,343	14,428
Other, net	688	(5,819)	33,718
Changes in operating asset and liability accounts:
Accounts receivable, net of allowance	(641,827)	732,138	(501,628)
Inventories	(411,608)	281,355	(701,008)
Prepaid expenses and other assets	(14,354)	(17,864)	(14,391)
Trade accounts payable	208,478	(131,472)	35,655
Deferred profit	76,207	(178,074)	112,413
Accrued expenses and other liabilities	211,229	(194,559)	751,766
Net cash provided by operating activities	2,126,451	3,176,013	2,655,747
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(203,239)	(303,491)	(273,469)
Business acquisition, net of cash acquired	—	—	(115,697)
Purchases of available-for-sale securities	(2,897,627)	(2,930,049)	(2,532,829)
Proceeds from maturities of available-for-sale securities	1,647,379	466,539	650,255
Proceeds from sales of available-for-sale securities	1,235,248	1,137,302	5,035,460
Other, net	(25,845)	(7,355)	(15,184)
Net cash (used for) provided by investing activities	(244,084)	(1,637,054)	2,748,536

Continues on next page
Lam Research Corporation 2020 10-K 53

	Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of long-term debt	$1,974,651	$2,476,720	$—
Principal payments on long-term debt and capital lease obligations and payments for debt issuance costs	(667,537)	(117,653)	(755,694)
Net (repayment) proceeds from commercial paper	—	(361,754)	359,604
Proceeds from borrowings on revolving credit facility	1,250,000	—	750,000
Repayment of borrowings on revolving credit facility	(1,250,000)	—	(750,000)
Treasury stock purchases	(1,369,649)	(3,780,611)	(2,653,249)
Dividends paid	(656,838)	(678,348)	(307,609)
Reissuances of treasury stock related to employee stock purchase plan	85,439	77,961	75,624
Proceeds from issuance of common stock	8,084	6,813	9,258
Other, net	1,920	(13,208)	9
Net cash used for financing activities	(623,930)	(2,390,080)	(3,272,057)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,750)	(4,041)	2,593
Net increase (decrease) in cash, cash equivalents and restricted cash	1,255,687	(855,162)	2,134,819
Cash, cash equivalents and restricted cash at beginning of year	3,913,396	4,768,558	2,633,739
Cash, cash equivalents and restricted cash at end of year	$5,169,083	$3,913,396	$4,768,558
Schedule of non-cash transactions
Accrued payables for stock repurchases	$82	$29	$116
Accrued payables for capital expenditures	37,812	23,185	24,001
Dividends payable	167,129	158,868	174,372
Transfers of finished goods inventory to property and equipment, net	51,694	54,533	57,886
Supplemental disclosures:
Cash payments for interest	$171,889	$76,933	$84,401
Cash payments for income taxes, net	222,909	300,268	142,800

Reconciliation of cash, cash equivalents, and restricted cash	June 28, 2020	June 30, 2019	June 24, 2018
Cash and cash equivalents	$4,915,172	$3,658,219	$4,512,257
Restricted cash and investments	253,911	255,177	256,301
Total cash, cash equivalents, and restricted cash	$5,169,083	$3,913,396	$4,768,558
See Notes to Consolidated Financial Statements

Continues on next page
Lam Research Corporation 2020 10-K 54

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per common share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total
Balance at June 25, 2017	161,723	$162	$5,845,485	$(5,216,187)	$(61,700)	$6,249,691	$6,817,451
Sale of common stock	1,934	2	9,256	—	—	—	9,258
Purchase of treasury stock	(14,786)	(15)	—	(2,653,350)	—	—	(2,653,365)
Reissuance of treasury stock	677	1	52,562	23,061	—	—	75,624
Equity-based compensation expense	—	—	172,216	—	—	—	172,216
Effect of conversion of convertible notes	10,199	10	(26,776)	—	—	—	(26,766)
Effect of bond hedge, cash in lieu of shares	(2,855)	(3)	13				10
Reclassification from temporary to permanent equity	—	—	91,669	—	—	—	91,669
Adoption of ASU 2016-09	—	—	—	—	—	40,065	40,065
Net income	—	—	—	—	—	2,380,681	2,380,681
Other comprehensive income	—	—	—	—	4,251	—	4,251
Cash dividends declared ($2.55 per common share)	—	—	—	—	—	(409,243)	(409,243)
Balance at June 24, 2018	156,892	157	6,144,425	(7,846,476)	(57,449)	8,261,194	6,501,851
Sale of common stock	1,090	1	6,812	—	—	—	6,813
Purchase of treasury stock	(21,059)	(21)	—	(3,780,503)	—	—	(3,780,524)
Reissuance of treasury stock	622	—	53,555	24,406	—	—	77,961
Equity-based compensation expense	—	—	187,234	—	—	—	187,234
Effect of conversion of convertible notes	2,783	3	(11,361)	—	—	—	(11,358)
Exercise of warrants	4,105	4	(12)	—	—	—	(8)
Reclassification from temporary to permanent equity	—	—	28,752	—	—	—	28,752
Adoption of ASU 2014-09	—	—	—	—	—	139,355	139,355
Adoption of ASU 2016-16	—	—	—	—	—	(443)	(443)
Adoption of ASU 2018-02	—	—	—	—	(2,227)	2,227	—
Net income	—	—	—	—	—	2,191,430	2,191,430
Other comprehensive loss	—	—	—	—	(4,354)	—	(4,354)
Cash dividends declared ($4.40 per common share)	—	—	—	—	—	(662,844)	(662,844)
Balance at June 30, 2019	144,433	144	6,409,405	(11,602,573)	(64,030)	9,930,919	4,673,865

Continues on next page
Lam Research Corporation 2020 10-K 55

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total
Sale of common stock	1,288	$1	$8,083	$—	$—	$—	$8,084
Purchase of treasury stock	(5,371)	(5)	—	(1,369,697)	—	—	(1,369,702)
Reissuance of treasury stock	513	1	63,057	22,381	—	—	85,439
Equity-based compensation expense	—	—	189,197	—	—	—	189,197
Effect of conversion of convertible notes	4,468	4	(12,328)	—	—	—	(12,324)
Reclassification from temporary to permanent equity	—	—	38,444	—	—	—	38,444
Adoption of ASU 2016-02	—	—	—	—	—	3,018	3,018
Net income	—	—	—	—	—	2,251,753	2,251,753
Other comprehensive loss	—	—	—	—	(30,181)	—	(30,181)
Cash dividends declared ($4.60 per common share)	—	—	—	—	—	(665,099)	(665,099)
Balance at June 28, 2020	145,331	$145	$6,695,858	$(12,949,889)	$(94,211)	$11,520,591	$5,172,494

See Notes to Consolidated Financial Statements

Continues on next page
Lam Research Corporation 2020 10-K 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2020
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
The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns, such as electronics demand, memory pricing, and foundry utilization rates, may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors including, but not limited to economic conditions; supply, demand, and prices for semiconductors; customer capacity requirements; and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2020, 2019, and 2018 may not necessarily be indicative of future operating results.
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
Revenue Recognition: On June 25, 2018, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2014-09 (ASC 606) - Revenue From Contracts with Customers which provides guidance for revenue recognition that superseded the revenue recognition requirements in ASC 605, Revenue Recognition and most industry specific guidance.
The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process, (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when or as the Company satisfies a performance obligation, as further described below.
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

Continues on next page
Lam Research Corporation 2020 10-K 57

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

Continues on next page
Lam Research Corporation 2020 10-K 58

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
The Company recognizes the benefit from a tax position only if it is more likely than not that the position will be sustained upon audit based solely on the technical merits of the tax position. The Company’s policy is to include interest and penalties related to uncertain tax positions as a component of income tax expense.
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
The Company reviews goodwill at least annually for impairment. If certain events or indicators of impairment occur between annual impairment tests, the Company would perform an impairment test at that date. In testing for a potential impairment of goodwill, the Company (1) allocates goodwill to its reporting units to which the acquired goodwill relates, (2) estimates the fair value of its reporting units, and (3) determines the carrying value (book value) of those reporting units. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, the Company must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process R&D and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined. In the Company’s goodwill impairment process, it first assesses qualitative factors to determine whether it is necessary to perform a quantitative analysis. The Company does not calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. The Company performs an annual goodwill impairment analysis as of the first day of its fourth fiscal quarter. The Company did not record impairments of goodwill during the years ended June 28, 2020, June 30, 2019, or June 24, 2018.
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

Continues on next page
Lam Research Corporation 2020 10-K 59

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
Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar, and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal years ended June 28, 2020 and June 24, 2018, each included 52 weeks, and the fiscal year ended June 30, 2019 included 53 weeks.
Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Cash Equivalents and Investments: Investments purchased with an original maturity of three months or less are considered cash equivalents. The Company also invests in certain mutual funds, which include equity and fixed- income securities, related to its obligations under its deferred compensation plan, and such investments are classified as trading securities on the consolidated balance sheets. All of the Company’s other investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as “Other income (expense)” in the Consolidated Statement of Operations. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and difference between the cost and fair value of available-for-sale securities is presented as a component of accumulated other comprehensive income (loss). Unrealized losses on available-for-sale securities are charged against other income (expense) when a decline in fair value is determined to be other than temporary. The Company considers several factors to determine whether a loss is other than temporary. These factors include but are not limited to (1) the extent to which the fair value is less than cost basis, (2) the financial condition and near-term prospects of the issuer, (3) the length of time a security is in an unrealized loss position, and (4) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect its results of operation. An other-than-temporary impairment is triggered when there is an intent to sell the security, it is more-likely-than-not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Other-than-temporary impairments attributed to credit losses are recognized in the income statement. The specific identification method is used to determine the realized gains and losses on investments. The Company recorded a $42.5 million other-than-temporary impairment charge during the year ended June 24, 2018. No other-than-temporary impairment charges were recognized during the years ended June 28, 2020 or June 30, 2019.

Continues on next page
Lam Research Corporation 2020 10-K 60

Allowance for Doubtful Accounts: The Company evaluates its allowance for doubtful accounts based on a combination of factors. In circumstances where specific invoices are deemed uncollectible, the Company provides a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount it reasonably believes will be collected. The Company also provides allowances based on its write-off history. Bad debt expense was not material for fiscal years ended June 28, 2020, June 30, 2019, and June 24, 2018.
Property and Equipment: Property and equipment is stated at cost. Equipment is depreciated by the straight-line method over the estimated useful lives of the assets, generally three to five years. Furniture and fixtures are depreciated by the straight-line method over the estimated useful lives of the assets, generally five years. Software is amortized by the straight-line method over the estimated useful lives of the assets, generally three to five years. Buildings are depreciated by the straight-line method over the estimated useful lives of the assets, generally twenty-five years. Leasehold improvements are generally amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Amortization of finance leases is included with depreciation expense.
Derivative Financial Instruments: In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. The Company’s policy is to mitigate the effect of these exchange rate fluctuations on certain foreign currency denominated business exposures. The Company has a policy that allows the use of derivative financial instruments to hedge foreign currency exchange rate fluctuations on forecasted revenue and expenses and net monetary assets or liabilities denominated in various foreign currencies. The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values. The Company does not use derivatives for trading or speculative purposes. The Company does not believe that it is exposed to more than a nominal amount of credit risk in its interest rate and foreign currency hedges, as counterparties are large, global and well-capitalized financial institutions. The Company’s exposures are in liquid currencies (Japanese yen, euros, Korean won, Taiwanese dollars, Chinese renminbi, Swiss franc, British pound sterling, Singapore dollars, Indian rupee, and Malaysian ringgit), so there is minimal risk that appropriate derivatives to maintain the Company’s hedging program would not be available in the future.
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
Leases: Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company includes renewals and terminations in the calculation of the right-of-use asset and liability when the provision is reasonably certain to be exercised. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments when the rate implicit in the lease is unknown.
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

Continues on next page
Lam Research Corporation 2020 10-K 61

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
Note 3: Recent Accounting Pronouncements
Recently Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases.” The amendment establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. In January 2018 and July 2018, the FASB issued ASU 2018-01 and ASU 2018-11 amending the effects of ASU 2016-02, which in combination with ASU 2016-02 were codified as Accounting Standard Codification topic 842 (“ASC 842”). The Company adopted ASC 842 on the first day of the current fiscal year, July 1, 2019, under the modified-retrospective approach, applying the amendments to prospective reporting periods. Results for reporting periods beginning on or after July 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under ASC 840.
The Company elected the package of practical expedients that allowed the Company not to reassess (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct lease costs for existing leases. The Company did not elect to use hindsight in connection with the adoption of ASC 842.
The Company adopted ASC 842 by recording operating right-of-use assets of $110.8 million, net of deferred rent liabilities of $3.0 million that were reclassified to operating right-of-use assets, and operating lease liabilities of $113.8 million.  The Company also recognized an adjustment of $3.0 million to retained earnings, net of tax; a reduction of $40.4 million to property and equipment, net; and a reduction of $43.8 million to finance leases ($42.3 million of which was previously recognized in long-term debt and finance lease obligations, less current portion and the remaining was previously recognized in current portion of long-term debt and finance lease obligations) related to its de-recognition of its previously recorded build-to-suit arrangements. The adoption of the standard did not materially impact the Company’s Consolidated Statement of Operations and had no impact on cash flows.
Updates Not Yet Effective
In June 2016, the FASB released ASU 2016-13, “Financial Instruments – Credit Losses.” The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including but not limited to, available for sale debt securities and accounts receivable. The FASB issued a subsequent amendment to the initial guidance in November 2019 within ASU 2019-11. The Company is required to adopt these amendments starting in the first quarter of fiscal year 2021 using a modified-retrospective approach. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements.
In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808).” The amendment clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer for a good or service that is a distinct unit of account. The amendment also precludes entities from presenting consideration from transactions with a collaborator that is not

Continues on next page
Lam Research Corporation 2020 10-K 62

a customer together with revenue recognized from contracts with customers. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. The standard should be applied retrospectively to the period when the Company initially adopted ASC 606. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements.
In April 2019, the FASB issued ASU 2019-04,”Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, that clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective starting in the first quarter of fiscal year 2021. The Company does not expect adoption of this standard to have a material impact on its Consolidated Financial Statements.
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
Note 4: Revenue
Deferred Revenue
Revenue of $408.8 million included in deferred profit at June 30, 2019 was recognized during fiscal year 2020.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of June 28, 2020 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(in thousands)
Deferred revenue	$463,759	$73,668	(1)	$—	(1)	$537,427

(1)	This amount is reported in Deferred profit on the Company's Consolidated Balance Sheets as the customers can demand the liability to be performed at any time.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated between system and its customer-support related revenue:

	Year Ended
	June 28, 2020	June 30, 2019
	(in thousands)
Systems Revenue	$6,625,130	$6,451,104
Customer support-related revenue and other	3,419,606	3,202,455
	$10,044,736	$9,653,559

System revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant product line.
The Company operates in one reportable business segment: manufacturing and servicing of wafer processing semiconductor manufacturing equipment. Refer to Note 20 - Segment, Geographic Information, and Major

Continues on next page
Lam Research Corporation 2020 10-K 63

Customers; for additional information regarding the Company’s evaluation of reportable business segments and the disaggregation of revenue by the geographic regions the Company operates in.
Additionally, the Company serves three primary markets: memory, foundry, logic/integrated device manufacturing. The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets we serve:

	Year Ended
	June 28, 2020	June 30, 2019
Memory	58%	70%
Foundry	31%	20%
Logic/integrated device manufacturing	11%	10%

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
The Lam Research Corporation 2007 Stock Incentive Plan, as amended and restated, 2011 Stock Incentive Plan, as amended and restated, and the 2015 Stock Incentive Plan (collectively the “Stock Plans”), provide for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. The 2015 Stock Incentive Plan was approved by shareholders authorizing up to 18,000,000 shares available for issuance under the plan. Additionally, 1,232,068 shares that remained available for grants under the Company’s 2007 Stock Incentive Plan were added to the shares available for issuance under the 2015 Stock Incentive Plan. As of June 28, 2020, there were a total of 8,909,055 shares available for future issuance under the Stock Plans. New shares are issued from the Company’s balance of authorized Common Stock from the 2015 Stock Incentive Plan to satisfy stock option exercises and vesting of awards.
The Company recognized the following equity-based compensation expense and benefits in the Consolidated Statements of Operations:

	Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
	(in thousands)
Equity-based compensation expense	$189,197	$187,234	$172,216
Income tax benefit recognized related to equity-based compensation	$36,135	$47,396	$87,505
Income tax benefit realized from the exercise and vesting of options and RSUs	$67,060	$49,242	$90,297

The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting terms on a straight-line basis.
Restricted Stock Units
During the fiscal years 2020, 2019, and 2018, the Company issued both service-based RSUs and market-based performance RSUs (“PRSUs”). Market-based PRSUs generally vest three years from the grant date if certain performance criteria are achieved and require continued employment. Based upon the terms of such awards, the number of shares that can be earned over the performance periods is based on the Company’s Common Stock price performance compared to the market price performance of a designated benchmark index, ranging from

Continues on next page
Lam Research Corporation 2020 10-K 64

0% to 150% of target. The designated benchmark index was the Philadelphia Semiconductor Total Return Index (“XSOX”) for market-based PRSUs issued in 2020 and the Philadelphia Semiconductor Sector Index (“SOX”) for market-based PRSUs issued in 2019 and 2018. The stock price performance or market price performance is measured using the closing price for the 50-trading days prior to the dates the performance period begins and ends. The target number of shares represented by the market-based PRSUs is increased by 2% of target for each 1% that Common Stock price performance exceeds the market price performance of the designated benchmark index. Market-based PRSUs issued in 2020 utilized the XSOX, as adjusted for the reinvestment of dividends on Common Stock on the ex-dividend date, whereas market-based PRSUs issued in 2019 and 2018 utilized the SOX which excluded the impact of dividends. The result of the vesting formula is rounded down to the nearest whole number. Total stockholder return is a measure of stock price appreciation in this performance period.
The following table summarizes restricted stock activity:

	Service-based RSUs Outstanding		Market-based RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
June 25, 2017	2,687,606	$92.01	862,455	$83.83
Granted	964,391	183.97	285,866	125.56
Vested	(1,362,369)	87.80	(407,024)	76.88
Forfeited or canceled	(96,540)	108.67	(47,571)	91.36
June 24, 2018	2,193,088	$134.34	693,726	$104.59
Granted	893,622	161.64	163,529	148.50
Vested	(1,135,284)	115.23	(301,622)	70.58
Forfeited or canceled	(154,541)	141.38	(120,859)	104.73
June 30, 2019	1,796,885	$159.36	434,774	$144.57
Granted	616,353	280.08	171,526	216.04
Vested	(912,409)	151.53	(257,787)	111.75
Forfeited or canceled	(94,265)	176.30	(33,403)	160.83
June 28, 2020	1,406,564	$216.34	315,110	$208.60

The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant, discounted for dividends. Shares granted for market-based PRSUs includes both shares newly granted during the fiscal year, as well as adjustments to previous grants resulting from actual market price performance; total approximate number of shares newly granted were as follows for fiscal years ended June 28, 2020, June 30, 2019 and June 24, 2018; 86,000, 134,000, and 149,000, respectively.
The fair value of the Company’s market-based PRSUs granted during fiscal years 2020, 2019, and 2018 was calculated using a Monte Carlo simulation model at the date of the grant. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award:

Continues on next page
Lam Research Corporation 2020 10-K 65

	Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Assumptions:
Expected volatility	35.81%	32.65%	34.07%
Risk-free interest rate	0.85%	2.52%	2.35%
Expected term (years)	2.92	2.92	2.92
Dividend yield	1.53%	2.49%	1.05%
Resulting grant date fair value:	$320.69	$165.78	$170.15

As of June 28, 2020, the Company had $293.2 million of total unrecognized compensation expense related to all unvested RSUs granted which is expected to be recognized over a weighted-average remaining period of 2.2 years.
Stock Options
The following table summarizes stock option activity:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
June 25, 2017	594,059	$66.69
Granted	63,980	190.07
Exercised	(166,481)	55.62
Forfeited or expired	(8,630)	84.44
June 24, 2018	482,928	$86.53
Granted	181,450	164.54
Exercised	(110,427)	61.69
Forfeited or expired	(59,068)	126.05
June 30, 2019	494,883	$115.96
Granted	34,236	300.33
Exercised	(118,334)	68.31
Forfeited or expired	(4,948)	179.39
June 28, 2020	405,837	$144.63

As of June 28, 2020 the options outstanding had a weighted-average remaining life of 4.2 years and a weighted-average exercise price of $144.63. As of June 28, 2020, the Company had 243,541 exercisable options outstanding with a weighted-average remaining life of 3.2 years and a weighted-average exercise price of $110.77.
The fair value of the Company’s stock options granted during fiscal years 2020, 2019, and 2018 was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award:

	Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Expected volatility	33.89%	32.23%	34.66%
Risk-free interest rate	0.88%	2.62%	2.53%
Expected term (years)	4.63	4.70	4.74
Dividend yield	1.53%	2.70%	1.05%

Continues on next page
Lam Research Corporation 2020 10-K 66

The year-end intrinsic value relating to stock options for fiscal years 2020, 2019, and 2018 is presented below:

	Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
	(in thousands)
Intrinsic value - options outstanding	$64,077	$35,674	$43,563
Intrinsic value - options exercisable	$46,698	$30,139	$34,661
Intrinsic value - options exercised	$21,137	$12,750	$23,925

As of June 28, 2020, the Company had $6.8 million of total unrecognized compensation expense related to unvested stock options granted and outstanding which is expected to be recognized over a weighted-average remaining period of 2.2 years.
ESPP
The Company has an employee stock purchase plan (the “ESPP”) which allows employees to designate a portion of their base compensation to be deducted and used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Typically, each offering period lasts twelve months and comprises one interim purchase date.
During fiscal year 2020, approximately 512 thousand shares of the Company’s Common Stock were sold to employees under the ESPP. At June 28, 2020, approximately 6.4 million shares were available for purchase under the ESPP, and the Company had $30.0 million of total unrecognized compensation cost related to the ESPP which is expected to be recognized over a remaining period of ten months.
Note 6: Other Expense, Net
The significant components of other expense, net, were as follows:

	Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
	(in thousands)
Interest income	$85,433	$98,771	$85,813
Interest expense	(177,440)	(117,263)	(97,387)
Gains on deferred compensation plan related assets, net	5,999	10,464	14,692
Loss on impairment of investments	—	—	(42,456)
Foreign exchange (losses) gains, net	(3,317)	826	(3,382)
Other, net	(9,499)	(10,959)	(18,790)
	$(98,824)	$(18,161)	$(61,510)

Interest income in the year ended June 28, 2020, decreased compared to the year ended June 30, 2019, as a result of lower yield, offset by a higher cash balance. Interest income increased in the year ended June 30, 2019, compared to the year ended June 24, 2018, as a result of a higher yield, offset by a lower cash balance.
Interest expense in the year ended June 28, 2020, increased compared to the year ended June 30, 2019, primarily due to the full year impact of the issuance of the $2.5 billion of senior notes that occurred in fiscal year 2019 and issuance of the $2.0 billion senior notes in fiscal year 2020. The increase in interest expense in the year ended June 30, 2019, compared to the year ended June 24, 2018, was also due to the issuance of the $2.5 billion of senior notes in fiscal year 2019, offset by conversions of the 2041 Convertible Notes and the retirement of the 2018 Convertible Notes in May 2018.

Continues on next page
Lam Research Corporation 2020 10-K 67

The gains on deferred compensation plan related assets in the years presented were driven by an improvement in the fair market value of the underlying funds.
The loss on impairment of investments in the year ended June 24, 2018 was the result of a decision to sell selected investments held in foreign jurisdictions in connection with the Company’s cash repatriation strategy following the December 2017 U.S. tax reform.
Note 7: Income Taxes
The components of income (loss) before income taxes were as follows:

	Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
	(in thousands)
United States	$44,739	$(59,876)	$128,190
Foreign	2,530,239	2,506,447	3,023,599
	$2,574,978	$2,446,571	$3,151,789

Significant components of the provision (benefit) for income taxes attributable to income before income taxes were as follows:

	Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
	(in thousands)
Federal:
Current	$216,513	$143,845	$630,148
Deferred	(18,458)	(10,722)	12,871
	198,055	133,123	643,019
State:
Current	4,724	5,994	5,348
Deferred	6,524	4,944	(3,273)
	11,248	10,938	2,075
Foreign:
Current	119,766	110,283	132,566
Deferred	(5,844)	797	(6,552)
	113,922	111,080	126,014
Total provision for income taxes	$323,225	$255,141	$771,108

Continues on next page
Lam Research Corporation 2020 10-K 68

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Significant components of the Company’s net deferred tax assets and liabilities were as follows:

	June 28, 2020	June 30, 2019
	(in thousands)
Deferred tax assets:
Tax carryforwards	$249,874	$231,390
Allowances and reserves	119,974	97,671
Equity-based compensation	7,167	14,661
Inventory valuation differences	26,069	18,516
Prepaid cost sharing	—	74,139
Outside basis differences of foreign subsidiaries	105,159	16,260
Operating lease liabilities	40,157	—
Other	26,361	17,972
Gross deferred tax assets	574,761	470,609
Valuation allowance	(244,973)	(226,928)
Net deferred tax assets	329,788	243,681
Deferred tax liabilities:
Intangible assets	(6,442)	(9,883)
Convertible debt	(24,530)	(46,993)
Capital assets	(105,508)	(83,298)
Amortization of goodwill	(12,256)	(11,299)
Right-of-use assets	(40,157)	—
Other	(7,509)	(8,752)
Gross deferred tax liabilities	(196,402)	(160,225)
Net deferred tax assets	$133,386	$83,456

The change in the gross deferred tax assets, gross deferred tax liabilities, and valuation allowance between fiscal year 2020 and 2019 is primarily due to increases in outside basis differences of foreign subsidiaries, tax credits, operating lease liabilities and right-of-use assets, and decreases in prepaid cost sharing.

The Company previously made an accounting policy election to record deferred taxes related to Global Intangible Low-Taxed Income (“GILTI”).
Realization of the Company’s net deferred tax assets is based upon the weighting of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such deferred tax assets will be realized with the exception of $245.0 million related to California deferred tax assets. At June 28, 2020, the Company continued to record a valuation allowance to offset the entire California deferred tax asset balance due to the single sales factor apportionment resulting in lower taxable income in California.
At June 28, 2020, the Company had federal net operating loss carryforwards of $29.1 million. If not utilized, these losses will begin to expire in fiscal year 2021, and are subject to limitation on their utilization.
At June 28, 2020, the Company had state net operating loss carryforwards of $91.4 million. If not utilized, these losses will begin to expire in fiscal year 2021 and are subject to limitation on their utilization.
At June 28, 2020, the Company had state tax credit carryforwards of $360.0 million. Substantially all of these credits can be carried forward indefinitely.

Continues on next page
Lam Research Corporation 2020 10-K 69

A reconciliation of income tax expense provided at the federal statutory rate (21% in fiscal year 2020 and fiscal year 2019, and 28.27% in fiscal year 2018) to actual income tax expense is as follows:

	Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
	(in thousands)
Income tax expense computed at federal statutory rate	$540,745	$513,780	$891,011
State income taxes, net of federal tax benefit	(28,046)	(17,565)	(50,585)
Foreign income taxed at different rates	(146,023)	(260,344)	(939,808)
Settlements and reductions in uncertain tax positions	(12,854)	(31,291)	(33,367)
Tax credits	(88,762)	(71,779)	(69,301)
State valuation allowance, net of federal tax benefit	30,923	26,742	57,302
Equity-based compensation	(23,248)	(7,566)	(35,875)
Other permanent differences and miscellaneous items	50,490	39,251	43,214
U.S. tax reform impacts	—	63,913	908,517
	$323,225	$255,141	$771,108
In November 2019, the Ninth Circuit rejected the en banc appeal petitioned by Altera in July 2019. In that quarter, the Company evaluated the impact of the decision and viewed the denial as an indication that Altera’s position of excluding stock-based compensation expense in an inter-company cost-sharing arrangement was unlikely to be sustained upon further litigation. As a result, the Company reversed $74.5 million of net tax assets associated with stock-based compensation benefits related to previous years in the Condensed Consolidated Financial Statements in the three months ended December 29, 2019 and the Company no longer reflected a net tax benefit within its financial statements related to excluding stock-based compensation from its inter-company cost-sharing arrangement. In February 2020, Altera petitioned the SCOTUS to hear their case. In June 2020, the SCOTUS denied the petition.
Earnings of the Company’s foreign subsidiaries included in consolidated retained earnings that are indefinitely reinvested in foreign operations aggregated to approximately $539.3 million at June 28, 2020. If these earnings were remitted to the United States, they would be subject to foreign withholding taxes of approximately $86.4 million at current statutory rates.

Continues on next page
Lam Research Corporation 2020 10-K 70

As of June 28, 2020, the total gross uncertain tax positions were $476.7 million, compared to $420.8 million as of June 30, 2019, and $305.4 million as of June 24, 2018. During fiscal year 2020, gross uncertain tax positions increased by $55.9 million. The amount of uncertain tax positions that, if recognized, would impact the effective tax rate was $423.8 million, $376.0 million, and $268.3 million, as of June 28, 2020, June 30, 2019, and June 24, 2018, respectively. The aggregate changes in the balance of gross uncertain tax positions were as follows:

(in thousands)
Balance as of June 25, 2017	$339,447
Settlements and effective settlements with tax authorities	(693)
Lapse of statute of limitations	(88,837)
Increases in balances related to tax positions taken during prior periods	2,044
Decreases in balances related to tax positions taken during prior periods	(1,320)
Increases in balances related to tax positions taken during current period	54,772
Balance as of June 24, 2018	305,413
Settlements and effective settlements with tax authorities	(3,705)
Lapse of statute of limitations	(28,176)
Increases in balances related to tax positions taken during prior periods	78,927
Decreases in balances related to tax positions taken during prior periods	(1,577)
Increases in balances related to tax positions taken during current period	69,890
Balance as of June 30, 2019	420,772
Settlements and effective settlements with tax authorities	(1,836)
Lapse of statute of limitations	(8,026)
Increases in balances related to tax positions taken during prior periods	3,206
Decreases in balances related to tax positions taken during prior periods	(3,989)
Increases in balances related to tax positions taken during current period	66,568
Balance as of June 28, 2020	$476,695

The Company recognizes interest expense and penalties related to the above uncertain tax positions within income tax expense. The Company had accrued $40.2 million, $19.1 million, and $13.0 million cumulatively for gross interest and penalties as of June 28, 2020, June 30, 2019, and June 24, 2018, respectively.
The Company is subject to audits by state and foreign tax authorities. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.
The Company files U.S. federal, U.S. state, and foreign income tax returns. As of June 28, 2020, tax years 2004-2020 remain subject to examination in the jurisdictions where the Company operates. The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax return for the fiscal year ended June 24, 2018. As of June 28, 2020, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statute of limitations. The change in uncertain tax positions as a result of lapses of statute of limitations may range up to $17.5 million.
Note 8: Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, restricted stock units, and convertible notes.

Continues on next page
Lam Research Corporation 2020 10-K 71

The following table reconciles the numerators and denominators of the basic and diluted computations for net income per share.

	Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
	(in thousands, except per share data)
Numerator:
Net income	$2,251,753	$2,191,430	$2,380,681
Denominator:
Basic average shares outstanding	144,814	152,478	161,643
Effect of potential dilutive securities:
Employee stock plans	1,236	1,323	2,312
Convertible notes	3,040	5,610	12,258	(1)
Warrants	—	504	4,569
Diluted average shares outstanding	149,090	159,915	180,782
Net income per share - basic	$15.55	$14.37	$14.73
Net income per share - diluted	$15.10	$13.70	$13.17

(1)	Diluted shares outstanding do not include any effect resulting from note hedges associated with the Company’s 2018 Notes as their impact would have been anti-dilutive.
For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
	(in thousands)
Options and RSUs	206	578	34

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
Lam Research Corporation 2020 10-K 72

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
Investments
The following table sets forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of June 28, 2020, and June 30, 2019:

	June 28, 2020
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$977,862	$—	$—	$977,862	$973,978	$—	$3,884	$—
Time deposit	2,244,655	—	—	2,244,655	1,994,628	—	250,027	—
Level 1:
Money market funds	1,709,350	—	—	1,709,350	1,709,350	—	—	—
U.S. Treasury and agencies	552,088	373	(9)	552,452	76,992	475,460	—	—
Mutual funds	68,784	4,571	(928)	72,427	—	—	—	72,427
Level 1 total	2,330,222	4,944	(937)	2,334,229	1,786,342	475,460	—	72,427
Level 2:
Government-sponsored enterprises	31,442	12	—	31,454	25,999	5,455	—	—
Foreign government bonds	10,693	28	(5)	10,716	2,540	8,176	—	—
Corporate notes and bonds	1,405,615	5,344	(302)	1,410,657	131,685	1,278,972	—	—
Mortgage backed securities - residential	3,142	71	—	3,213	—	3,213	—	—
Mortgage backed securities - commercial	23,660	144	—	23,804	—	23,804	—	—
Level 2 total	1,474,552	5,599	(307)	1,479,844	160,224	1,319,620	—	—
Total	$7,027,291	$10,543	$(1,244)	$7,036,590	$4,915,172	$1,795,080	$253,911	$72,427

Continues on next page
Lam Research Corporation 2020 10-K 73

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
During the fiscal year 2018, the Company recorded a $42.5 million other-than-temporary impairment charge on a portion of its available for sale investments as a result of a decision to sell selected investments held in foreign jurisdictions in conjunction with our cash repatriation strategy following the U.S. tax reform legislation. The Company did not recognize any losses on investments due to other-than-temporary impairments in fiscal year 2020 or 2019. Gross realized gains/(losses) from sales of investments were insignificant in the fiscal years 2020, 2019, and 2018.

Continues on next page
Lam Research Corporation 2020 10-K 74

The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	June 28, 2020
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
U.S. Treasury and agencies	$189,437	$(9)	$—	$—	$189,437	$(9)
Mutual funds	2,623	(289)	5,011	(639)	7,634	(928)
Foreign government bonds	9,056	(5)	—	—	9,056	(5)
Corporate notes and bonds	332,924	(302)	—	—	332,924	(302)
	$534,040	$(605)	$5,011	$(639)	$539,051	$(1,244)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities as of June 28, 2020, are as follows:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$5,527,654	$5,529,241
Due after one year through five years	433,973	437,872
Due in more than five years	19,018	19,188
	$5,980,645	$5,986,301

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
In addition, the Company has entered into interest rate swap agreements to hedge against the variability of cash flows due to changes in certain benchmark interest rates on fixed rate debt. These instruments are designated

Continues on next page
Lam Research Corporation 2020 10-K 75

as cash flow hedges at inception and are settled in conjunction with the issuance of debt. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) and is amortized into income as the hedged item impacts earnings. During the year ended June 28, 2020, the Company entered into and settled a series of these interest rate swap arrangements with a notional value of $400 million. During the year ended June 28, 2020, the company recognized a net loss of $31.5 million of accumulated other comprehensive income, net of tax, related to these interest rate swap agreements. As of June 28, 2020, $31.1 million of losses related to these interest rate swap arrangements remain in accumulated other comprehensive income, which it expects to reclassify from other comprehensive income into earnings over the next 10.0 years.
At inception and at each quarter-end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign exchange contracts due to changes in time value are included in the assessment of effectiveness. To qualify for hedge accounting, the hedge relationship must meet criteria relating to both the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the fiscal years ended June 28, 2020, June 30, 2019, or June 24, 2018 associated with forecasted transactions that failed to occur. There were no material gains or losses during the fiscal years ended June 30, 2019, or June 24, 2018 associated with ineffectiveness.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of June 28, 2020, the Company had a net gain of $0.3 million accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges which it expects to reclassify from other comprehensive income into earnings over the next 12 months. Additionally, as of June 28, 2020, the Company had a net loss of $2.0 million accumulated in other comprehensive income, net of tax, related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 4.7 years.
Fair Value Hedges
The Company had interest rate contracts whereby the Company received fixed rates and paid variable rates based on certain benchmark interest rates, resulting in a net increase or decrease to interest expense, a component of other expense, net in our Consolidated Statement of Operations. These interest rate contracts were designated as fair value hedges and hedged against changes in the fair value of our debt portfolio. The Company concluded that these interest rate contracts met the criteria necessary to qualify for the short-cut method of hedge accounting, and as such, an assumption was made that the change in the fair value of the hedged debt, due to changes in the benchmark rate, exactly offset the change in the fair value of the interest rate swap. Therefore, the derivative was considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness was recognized. During the year ended June 28, 2020, the Company terminated and consequently discontinued the hedging relationship of these interest rate contracts, refer to Note 14 - Long-Term Debt and Other borrowings for additional information regarding the accumulated fair value adjustment and the related amortization.
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

Continues on next page
Lam Research Corporation 2020 10-K 76

As of June 28, 2020, the Company had the following outstanding foreign currency contracts that were entered into under its cash flow and balance sheet hedge programs:

	Notional Value
	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:

	(in thousands)
Foreign currency forward contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$299,450	$22,475	$—
Euro	54,512	—	36,113	—
Korean won	20,492	—	—	50,715
Taiwan dollar	—	—	47,612	—
Chinese renminbi	—	—	35,071	—
Swiss franc	—	—	12,672	—
British pound sterling	—	—	11,191	—
Singapore dollar	—	—	10,062	—
Indian rupee	—	—	7,772	—
Malaysian ringgit	—	—	5,612	—
	$75,004	$299,450	$188,580	$50,715
The fair value of derivative instruments in the Company’s Consolidated Balance Sheet as of June 28, 2020, and June 30, 2019, were as follows:

	June 28, 2020				June 30, 2019
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	$1,862	Accrued expenses and other current liabilities	$1,405	Prepaid expense and other assets	$119	Accrued expenses and other current liabilities	$2,756
Interest rate contracts, short-term		—		—		—	Accrued expenses and other current liabilities	5,149
Interest rate contracts, long-term		—		—	Other assets	1,537		—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	155	Accrued expenses and other current liabilities	70	Prepaid expense and other assets	1,249	Accrued expenses and other current liabilities	748
Total derivatives		$2,017		$1,475		$2,905		$8,653

Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of June 28, 2020, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be

Continues on next page
Lam Research Corporation 2020 10-K 77

an offset to assets and liabilities by $0.9 million, resulting in a net derivative asset of $1.1 million and net derivative liability of $0.6 million. As of June 30, 2019, the potential effect of rights of offset associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $2.4 million, resulting in a net derivative asset of $0.5 million and a net derivative liability of $6.2 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.
The effect of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”), was as follows:

		Year Ended June 28, 2020		Year Ended June 30, 2019
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income

Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign exchange contracts	Revenue	$4,095	$2,418	$8,143	$10,821
Foreign exchange contracts	Cost of goods sold	(2,104)	(3,101)	(3,801)	(5,949)
Foreign exchange contracts	SG&A	(1,158)	(1,501)	(1,618)	(2,321)
Interest rate contracts	Other expense, net	(40,610)	(700)	—	(134)
		$(39,777)	$(2,884)	$2,724	$2,417
The effect of derivative instruments not designated as cash flow hedges on the Company’s Consolidated Statement of Operations was as follows:

		Year Ended
		June 28, 2020	June 30, 2019
Derivatives Not Designated as Hedging Instruments:	Location of (Loss) Gain Recognized in Income	Loss Recognized in Income	Gain Recognized in Income
		(in thousands)
Foreign exchange contracts	Other income	$(5,971)	$4,124

Continues on next page
Lam Research Corporation 2020 10-K 78

The following table presents the effect of the fair value cash flow hedge accounting on the Statement of Financial Performance as well as presents the location and amount of gain/(loss) recognized in Income on fair value and cash flow hedging relationships:

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Year ended
	June 28, 2020
	Revenue	Cost of Goods Sold	Selling, General and Administrative	Other Income (Expense)
	(in thousands)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded:
	$10,044,736	$5,436,043	$682,479	$(98,824)

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20:
Interest contracts:
Hedged items	—	—	—	(12,882)
Derivatives designated as hedging instruments	—	—	—	12,882

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	2,418	(3,101)	(1,501)	—
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	—	—	—	(700)

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

Continues on next page
Lam Research Corporation 2020 10-K 79

As of June 28, 2020, two customers accounted for approximately 21% and 12%, of accounts receivable, respectively. As of June 30, 2019, four customers accounted for approximately 18%, 15%, 11%, and 10% of accounts receivable, respectively. No other customers accounted for more than 10% of accounts receivable, respectively. The Company’s balance and transactional activity for its allowance for doubtful accounts is not material as of and for the twelve months ended June 28, 2020, June 30, 2019, and June 24, 2018.
Note 10: Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	June 28, 2020	June 30, 2019
	(in thousands)
Raw materials	$1,161,961	$994,738
Work-in-process	251,199	174,219
Finished goods	486,864	371,183
	$1,900,024	$1,540,140

Note 11: Property and Equipment
Property and equipment, net, is presented in the table below. In connection with the adoption of ASC 842, the Company has excluded $18.4 million of finance right-of-use assets recorded within property and equipment, net from the table below. See Note 15 - Leases for additional information regarding these finance lease right-of-use assets.

	June 28, 2020	June 30, 2019
	(in thousands)
Manufacturing and engineering equipment	$1,154,668	$1,039,454
Buildings and improvements	660,865	664,061
Computer and computer-related equipment	178,193	190,974
Office equipment, furniture and fixtures	83,386	82,115
Land	58,805	46,155
	2,135,917	2,022,759
Less: accumulated depreciation and amortization	(1,082,827)	(963,682)
	$1,053,090	$1,059,077

Depreciation expense, excluding amortization of finance lease right of use assets during fiscal year 2020 was $198.8 million. During fiscal years 2019 and 2018, depreciation expense, including amortization of capital leases, was $182.1 million, and $165.2 million, respectively.
Note 12: Goodwill and Intangible Assets
Goodwill
The balance of goodwill was $1.5 billion as of June 28, 2020 and June 30, 2019, respectively. As of June 28, 2020 and June 30, 2019, $61.1 million of the goodwill balance is tax deductible, and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law. No goodwill impairments were recognized in fiscal years 2020, 2019, or 2018.

Continues on next page
Lam Research Corporation 2020 10-K 80

Intangible Assets
The following table provides details of the Company’s intangible assets, other than goodwill:

	June 28, 2020			June 30, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$630,137	$(532,550)	$97,587	$630,165	$(483,204)	$146,961
Existing technology	668,992	(654,382)	14,610	669,399	(647,837)	21,562
Patents and other intangible assets	98,342	(42,007)	56,335	126,235	(77,808)	48,427
Total intangible assets	$1,397,471	$(1,228,939)	$168,532	$1,425,799	$(1,208,849)	$216,950
The Company recognized $66.2 million, $127.3 million, and $161.2 million in intangible asset amortization expense during fiscal years 2020, 2019, and 2018, respectively. No intangible asset impairments were recognized in fiscal years 2020, 2019, or 2018.
The estimated future amortization expense of intangible assets as of June 28, 2020, is reflected in the table below. The table excludes $12.3 million of capitalized costs for intangible assets that have not yet been placed into service.

Fiscal Year	Amount
(in thousands)
2021	$65,949
2022	61,687
2023	16,156
2024	8,561
2025	3,868
Thereafter	16
$156,237

Note 13: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 28, 2020	June 30, 2019
	(in thousands)
Accrued compensation	$402,401	$336,090
Warranty reserves	117,839	127,932
Income and other taxes payable	215,652	49,926
Dividend payable	167,129	158,868
Other	369,634	273,825
	$1,272,655	$946,641

Continues on next page
Lam Research Corporation 2020 10-K 81

Note 14: Long Term Debt and Other Borrowings
As of June 28, 2020, and June 30, 2019, the Company’s outstanding debt consisted of the following:

	June 28, 2020			June 30, 2019
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 2.75% Senior Notes Due March 15, 2020 (“2020 Notes”)	$—		—	$500,000		2.88%
Fixed-rate 2.80% Senior Notes Due June 15, 2021 (“2021 Notes”)	800,000		2.95%	800,000		2.95%
Fixed-rate 3.80% Senior Notes Due March 15, 2025 (“2025 Notes”)	500,000		3.87%	500,000		3.87%
Fixed-rate 3.75% Senior Notes Due March 15, 2026 ("2026 Notes")	750,000		3.86%	750,000		3.86%
Fixed-rate 4.00% Senior Notes Due March 15, 2029 ("2029 Notes")	1,000,000		4.09%	1,000,000		4.09%
Fixed-rate 1.90% Senior Note Due June 15, 2030 ("2030 Notes")	750,000		2.01%	—		—
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 (“2041 Notes”)	48,460	(1)	4.28%	212,349	(1)	4.28%
Fixed-rate 4.875% Senior Notes Due March 15, 2049 ("2049 Notes")	750,000		4.93%	750,000		4.93%
Fixed-rate 2.875% Senior Note Due June 15, 2050 ("2050 Notes")	750,000		2.93%	—		—
Fixed-rate 3.125% Senior Note Due June 15, 2060 ("2060 Notes")	500,000		3.18%	—		—
Total debt outstanding, at par	5,848,460			4,512,349
Unamortized discount	(53,086)			(73,191)
Fair value adjustment - interest rate contracts	8,405	(2)		(3,612)
Unamortized bond issuance costs	(8,301)			(5,535)
Total debt outstanding, at carrying value	$5,795,478			$4,430,011
Reported as:
Current portion of long-term debt	$836,107			$662,308
Long-term debt	4,959,371			3,767,703
Total debt outstanding, at carrying value	$5,795,478			$4,430,011

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

(2)	This amount represents a cumulative fair market gain for discontinued hedging relationships, net of an immaterial amount of amortization for the year ended June 28, 2020.
The Company’s contractual cash obligations relating to its outstanding debt as of June 28, 2020, were as follows:

Payments Due by Fiscal Year:
(in thousands)
2021 (1)	$848,460
2022	—
2023	—
2024	—
2025	500,000
Thereafter	4,500,000
Total	$5,848,460

(1)
As noted above, the conversion period for the 2041 Notes is open as of June 28, 2020. As there is the potential for conversion at the option of the holder, the principal balance of the 2041 Notes has been included in the one-year payment period.

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

Continues on next page
Lam Research Corporation 2020 10-K 82

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
The 2041 Notes may be redeemed by the Company on or after May 21, 2021 at a price equal to outstanding principal plus accrued and unpaid interest if the last reported sales price of common shares has been equal to or more than 150% of the then applicable conversion price for at least 20 trading days during the 30 consecutive trading days prior to the redemption notice date.
Under certain circumstances, the 2041 Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the table below. The principal value of the 2041 Note conversions in the fiscal year ended June 28, 2020, was $163.9 million. During the quarter ended June 28, 2020 and in the subsequent period through August 18, 2020, the Company received notice of conversion for an additional $18.1 million principal value of 2041 Notes, which will settle in the quarter ending September 27, 2020. As a result of the cumulative conversions, as of June 28, 2020, $48.5 million of the 2041 notes remain outstanding.
Selected additional information regarding the 2041 Notes outstanding as of June 28, 2020, and June 30, 2019, is as follows:

	2041 Notes
	June 28, 2020	June 30, 2019
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$161,467	$160,604
Carrying amount of temporary equity component, net of tax	$10,995	$49,439
Remaining amortization period (years)	20.9	21.9
Fair Value of Notes (Level 2)	$462,857
Conversion rate (shares of common stock per $1,000 principal amount of notes)	31.5206
Conversion price (per share of common stock)	$31.73
If-converted value in excess of par value	$413,636
Estimated share dilution using average quarterly stock price of $270.53 per share	1,348

Senior Notes
On May 5, 2020, the company completed a public offering of $750 million aggregate principal amount of the Company’s Senior Notes due June 15, 2030 (the “2030 Notes”), $750 million aggregate principal amount of the Company’s Senior Notes due June 15, 2050 (the “2050 Notes”), and $500 million aggregate principal amount of the Company’s Senior Notes due June 15, 2060 (the “2060 Notes”). The Company will pay interest at an annual rate of 1.90%, 2.875%, and 3.125%, on the 2030, 2050, and 2060 Notes, respectively, on a semi-annual basis on June 15 and December 15 of each year beginning December 15, 2020.
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
On March 12, 2015, the Company completed a public offering of $500 million aggregate principal amount of the Company’s Senior Notes due March 15, 2020 (the “2020 Notes”) and $500 million aggregate principal amount of the Company’s Senior Notes due March 15, 2025 (the “2025 Notes”). The Company pays interest at an annual rate of 3.80% on the 2025 Notes on a semi-annual basis on March 15 and September 15 of each year. During the year ended June 26, 2016, the Company entered into a series of interest rate contracts hedging the fair value of a portion of the 2025 Notes par value, whereby the Company received a fixed rate and paid a variable rate based on a certain benchmark interest rate. During the year ended June 28, 2020, the Company terminated and consequently discontinued the hedging relationship of these interest rate contracts. Refer to Note 9 - Financial Instruments for additional information regarding

Continues on next page
Lam Research Corporation 2020 10-K 83

these interest rate contracts. During the year ended June 28, 2020, the Company settled the 2020 Notes at par upon their maturity. Prior to settlement, the Company paid interest at an annual rate of 2.75% on the 2020 Notes.
On June 7, 2016, the Company completed a public offering of $800 million aggregate principal amount of Senior Notes due June 2021 (the “2021 Notes”). The Company pays interest at an annual rate of 2.80% on the 2021 Notes on a semi-annual basis on June 15 and December 15 of each year.
The Company may redeem the 2021, 2025, 2026, 2029, 2030, 2049, 2050, and 2060 Notes (collectively the “Senior Notes”) at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect to the Senior Notes and accrued and unpaid interest before May 15, 2021 for the 2021 Notes, before December 15, 2024 for the 2025 Notes, before January 15, 2026 for the 2026 Notes, before December 15, 2028 for the 2029 Notes, before March 15, 2030 for the 2030 Notes, before September 15, 2048 for the 2049 Notes, before December 15, 2049 for the 2050 Notes, and before December 15, 2059 for the 2060 Notes. The Company may redeem the Senior Notes at par, plus accrued and unpaid interest at any time on or after May 15, 2021 for the 2021 Notes, on or after December 24, 2024 for the 2025 Notes, on or after January 15, 2026 for the 2026 Notes, on or after December 15, 2028 for the 2029 Notes, on or after March 15, 2030 for the 2030 Notes, on or after September 15, 2048 for the 2049 Notes, on or after December 15, 2049 for the 2050 Notes, and on or after December 15, 2059 for the 2060 Notes. In addition, upon the occurrence of certain events, as described in the indenture, the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the respective note, plus accrued and unpaid interest.
Selected additional information regarding the Senior Notes outstanding as of June 28, 2020, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2021 Notes	1.0	$815,560
2025 Notes	4.7	$565,985
2026 Notes	5.7	$859,560
2029 Notes	8.7	$1,185,430
2030 Notes	10.0	$763,793
2049 Notes	28.7	$1,045,035
2050 Notes	30.0	$773,603
2060 Notes	40.0	$527,825

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
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (2) LIBOR multiplied by the statutory rate, plus a spread of 0.9% to 1.5%, in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants, and events of default. As of June 28, 2020, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. The net proceeds from the CP Program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. As of June 28, 2020, the Company had no outstanding borrowings under the CP Program.

Continues on next page
Lam Research Corporation 2020 10-K 84

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, convertible notes, commercial paper, and the revolving credit facility during the fiscal years ended June 28, 2020, June 30, 2019, and June 24, 2018.

	Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
	(in thousands)
Contractual interest coupon	$169,483	$100,712	$77,091
Amortization of interest discount	4,280	3,937	12,225
Amortization of issuance costs	1,632	1,426	2,034
Effect of interest rate contracts, net	1,037	4,086	3
Total interest cost recognized	$176,432	$110,161	$91,353

Note 15: Leases
The Company leases certain office spaces, manufacturing and warehouse spaces, equipment, and vehicles. On July 1, 2019 the Company adopted ASC 842.  Refer to Note 3 - Recent Accounting Pronouncements for additional information regarding the adoption. While the majority of the Company’s lease arrangements are operating leases, the Company has certain leases that qualify as finance leases.
The components of lease expense were as follows for the year ended June 28, 2020 (in thousands):

Financing lease cost:
Amortization of right-of-use assets	$3,613
Interest on lease liabilities	506
Total finance lease cost	$4,119

Operating lease cost	$46,101
Variable lease cost	91,851

Variable lease payments are expensed as incurred and are not included within the right of use asset and lease liability calculation. Variable lease payments primarily include costs associated with the Company’s third party logistics arrangements that contain one or more embedded leases. Variable lease costs will fluctuate based on factory output and material receipt volumes. Short-term rental expense, for agreements less than one year in duration, were immaterial for the twelve months ended June 28, 2020.
Supplemental cash flow information related to leases was as follows as of June 28, 2020 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$50,223
Financing cash flows paid for principal portion of finance leases	3,539

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$108,816
Finance leases	3,019

Continues on next page
Lam Research Corporation 2020 10-K 85

Supplemental balance sheet information related to leases were as follows as of June 28, 2020 (in thousands):

Operating leases
Other assets	$174,583

Accrued expenses and other current liabilities	$49,480
Other long-term liabilities	123,889
Total operating lease liabilities	$173,369

Finance Leases
Property and Equipment, net	$18,409

Current portion of long-term debt and lease liabilities	$3,770
Long-term debt and lease liabilities	11,477
Total finance lease liabilities	$15,247

	June 28, 2020
	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
	(in years)
Operating leases	9.0	2.57%
Finance leases	4.1	2.79%

As of June 28, 2020, the maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
	(in thousands)
2021	$50,611	$4,170
2022	31,178	6,709
2023	22,446	1,541
2024	18,279	1,080
2025	14,761	617
Thereafter	49,660	2,304
Total lease payments	$186,935	$16,421
Less imputed interest	(13,566)	(1,174)
Total	$173,369	$15,247

Continues on next page
Lam Research Corporation 2020 10-K 86

Selected Operating Leases and Related Guarantees
The Company leases the majority of its administrative, R&D and manufacturing facilities, regional sales/service offices, and certain equipment under non-cancelable operating leases. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters; Tualatin, Oregon campus; and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation. The Company’s rental expense for facilities occupied during fiscal years 2019, and 2018 was $28.1 million, and $23.5 million, respectively.
The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “California Operating Leases”). The Company is required to maintain cash collateral in an aggregate of approximately $250 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Consolidated Balance Sheet as of June 28, 2020.
During the term of the California Operating Leases and when the terms of the California Operating Leases expire, the property subject to those Operating Leases may be re-marketed. The Company has guaranteed to the lessor that each property will have a certain minimum residual value. The aggregate guarantee made by the Company under the California Operating Leases is generally no more than $220.4 million; however, under certain default circumstances, the guarantee with regard to the California Operating Lease may be 100% of the lessor’s aggregate investment in the applicable property, which in no case will exceed $250.0 million, in the aggregate.
Note 16: Retirement and Deferred Compensation Plans
Employee Savings and Retirement Plan
The Company maintains a 401(k) retirement savings plan for its eligible employees in the United States. Each participant in the plan may elect to contribute from 1% to 75% of annual eligible earnings to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of earnings contributed. Employees participating in the 401(k) retirement savings plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $23.6 million, $24.1 million, and $21.4 million, in fiscal years 2020, 2019, and 2018, respectively.
Deferred Compensation Arrangements
The Company has an unfunded, non-qualified deferred compensation plan whereby certain executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among various mutual funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. Participants are able to elect the payment of benefits on a specified date at least three years after the opening of a deferral sub-account or upon retirement. Distributions are made in the form of lump sum or annual installments over a period of up to 20 years as elected by the participant. If no alternate election has been made, a lump sum payment will be made upon termination of a participant’s employment with the Company. As of June 28, 2020, and June 30, 2019, the liability of the Company to the plan participants was $220.0 million and $207.0 million, respectively, which was recorded in accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. As of June 28, 2020, and June 30, 2019, the Company had investments in the aggregate amount of $235.1 million and $228.9 million, respectively, which correlate to the deferred compensation obligations, which were recorded in other assets on the Consolidated Balance Sheets.
Post-Retirement Healthcare Plan
The Company maintains a post-retirement healthcare plan for certain executive and director retirees. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. The benefit obligation was $41.0 million and $40.5 million as of June 28, 2020, and June 30, 2019, respectively.

Continues on next page
Lam Research Corporation 2020 10-K 87

Note 17: Commitments and Contingencies
The Company has certain obligations to make future payments under various contracts; some of these are recorded on its balance sheet and some are not. Obligations that are recorded on the Company’s balance sheet include the Company’s operating and finance lease obligations. Obligations that are not recorded on the Company’s balance sheet include contractual relationships for purchase obligations and certain guarantees. The Company’s commitments relating to off-balance sheet agreements are included in the tables below. These amounts exclude $439.5 million of liabilities related to uncertain tax positions because the Company is unable to reasonably estimate the ultimate amount or time of settlement. See Note 7 - Income Taxes for further discussion.
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of June 28, 2020, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 28, 2020, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $58.6 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Purchase Obligations
Purchase obligations consist of non-cancelable significant contractual obligations either on an annual basis or over multi-year periods. The contractual cash obligations and commitments table presented below contains the Company’s minimum obligations at June 28, 2020, under these arrangements and others. For obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided.

Continues on next page
Lam Research Corporation 2020 10-K 88

The Company’s commitments related to these agreements as of June 28, 2020, were as follows:

Payments Due by Fiscal Year:	Purchase Obligations
(in thousands)
2021	$541,524
2022	49,520
2023	49,520
2024	33,211
2025	33,212
Thereafter	958
Total	$707,945

Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of June 28, 2020, warranty reserves totaling $11.4 million were recognized in other long-term liabilities, the remainder were included in accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Year Ended
	June 28, 2020	June 30, 2019
	(in thousands)
Balance at beginning of period	$127,932	$192,480
Warranties issued during the period	151,508	249,737
Settlements made during the period	(131,177)	(307,079)
Changes in liability for pre-existing warranties	(19,066)	(7,206)
Balance at end of period	$129,197	$127,932

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
Note 18: Stock Repurchase Program
In November 2018, the Board of Directors authorized the Company to repurchase up to an additional $5.0 billion of Common Stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time. Funding for this repurchase program may be through a combination of cash on hand, cash generation, and borrowings. As of June 28, 2020, the Company has purchased approximately $3.2 billion of shares under this authorization, $0.7 billion via open market trading and $2.5 billion utilizing accelerated share repurchase arrangements.

Continues on next page
Lam Research Corporation 2020 10-K 89

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased		Total Cost of Repurchase	Average Price Paid Per Share(1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2019					$3,033,500
Quarter ended September 29, 2019	383		$75,196	$196.34	$2,958,304
Quarter ended December 29, 2019	3,224	(2)	$1,000,475	$—	$1,957,829
Quarter ended March 29, 2020	1,239	(2)	$146,397	$274.37	$1,811,432
Quarter ended June 28, 2020	145		$38,005	$261.34	$1,773,427

(1)	Average price paid per share excludes effect of accelerated share repurchases; see additional disclosure below regarding the Company’s accelerated share repurchase activity during the fiscal year.

(2)
Includes shares received at final settlement of accelerated share repurchase agreements; see additional disclosures below regarding the Company’s accelerated share repurchase activity during the fiscal year.

In addition to the shares repurchased under the Board-authorized repurchase program shown above, the Company acquired 380 thousand shares at a total cost of $109.6 million during the 12 months ended June 28, 2020, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
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

Continues on next page
Lam Research Corporation 2020 10-K 90

Note 19: Comprehensive Income (Loss)
The components of accumulated other comprehensive loss, net of tax at the end of June 28, 2020, as well as the activity during the fiscal year ended June 28, 2020, were as follows:

	Accumulated Foreign Currency Translation Adjustment		Accumulated Unrealized Gain or Loss on Cash Flow Hedges		Accumulated Unrealized Holding Gain or Loss on Available-For- Sale Investments		Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance as of June 30, 2019	$(39,370)		$(4,330)		$2,146		$(22,476)	$(64,030)
Other comprehensive (loss) income before reclassifications	(6,428)		(30,603)		1,842		1,949	(33,240)
Losses (gains) reclassified from accumulated other comprehensive income (loss) to net income	(13)	(1)	2,137	(2)	935	(1)	—	3,059
Net current-period other comprehensive income (loss)	(6,441)		(28,466)		2,777		1,949	(30,181)
Balance as of June 28, 2020	$(45,811)		$(32,796)		$4,923		$(20,527)	$(94,211)

(1)	Amount of after-tax gain reclassified from accumulated other comprehensive income into net income located in other expense, net.

(2)
Amount of after-tax gain reclassified from accumulated other comprehensive income into net income located in revenue: $2.1 million gain; cost of goods sold: $2.6 million loss; selling, general, and administrative expenses: $1.1 million loss; and other income and expense: $0.5 million loss.

Tax related to other comprehensive income, and the components thereto, for the years ended June 28, 2020, June 30, 2019, and June 24, 2018 was not material.
Note 20: Segment, Geographic Information, and Major Customers
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

Continues on next page
Lam Research Corporation 2020 10-K 91

Revenues and long-lived assets by geographic region were as follows:

	Year Ended
	June 28, 2020	June 30, 2019	June 24, 2018
Revenue:	(in thousands)
China	$3,083,916	$2,161,440	$1,784,436
Korea	2,391,257	2,205,348	3,832,798
Taiwan	1,906,223	1,596,261	1,397,978
Japan	954,743	1,969,869	1,882,799
United States	812,482	748,601	820,438
Southeast Asia	587,638	615,813	781,360
Europe	308,477	356,227	577,189
Total revenue	$10,044,736	$9,653,559	$11,076,998

	June 28, 2020	June 30, 2019	June 24, 2018
Long-lived assets:	(in thousands)
United States	$930,970	$933,054	$784,469
Europe	74,103	72,928	73,336
Korea	40,318	28,200	24,312
Southeast Asia	8,643	5,542	3,715
China	6,261	6,844	5,466
Japan	5,793	5,750	3,327
Taiwan	5,411	6,759	7,922
	$1,071,499	$1,059,077	$902,547

In fiscal year 2020, four customers accounted for approximately 24%, 14%, 10%, and 10% of total revenues, respectively. In fiscal year 2019, four customers accounted for approximately 15%, 14%, 14%, and 14% of total revenues, respectively. In fiscal year 2018, five customers accounted for approximately 25%, 14%, 14%, 13%, and 12% of total revenues, respectively. No other customers accounted for more than 10% of total revenues.

Continues on next page
Lam Research Corporation 2020 10-K 92

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lam Research Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lam Research Corporation (the “Company“) as of June 28, 2020 and June 30, 2019, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders‘ equity, for each of the three years in the period ended June 28, 2020, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 28, 2020 and June 30, 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 28, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 18, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Continues on next page
Lam Research Corporation 2020 10-K 93

Inventory - Valuation

Description of the Matter
The Company’s inventories totaled $1.9 billion as of June 28, 2020, representing 13% of total assets. As explained in Note 2 to the consolidated financial statements, the Company assesses the valuation of all inventories including manufacturing raw materials, work-in-process, finished goods, and spare parts in each reporting period. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated net realizable value if less than cost.

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
August 18, 2020

Continues on next page
Lam Research Corporation 2020 10-K 94

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lam Research Corporation
Opinion on Internal Control over Financial Reporting
We have audited Lam Research Corporation’s internal control over financial reporting as of June 28, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lam Research Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 28, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 28, 2020 and June 30, 2019, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders‘ equity, for each of the three years in the period ended June 28, 2020, and the related notes and our report dated August 18, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Jose, California
August 18, 2020

Continues on next page
Lam Research Corporation 2020 10-K 95

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
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 28, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective, as of June 28, 2020, at the reasonable assurance level.
We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business.
In response to the COVID-19 pandemic a significant number of our employees are working remotely. The design of our business processes and internal controls enabled remote execution through secure remote access to data. While certain of our business processes required slight modification as a result of the need for remote work, those changes did not result in the need for significant adjustments to our internal control structure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Controls — Integrated Framework used by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 28, 2020, at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Ernst & Young LLP, an independent registered public accounting firm, audited the financial statements included in this 2020 Form 10-K and has issued an attestation report on the Company’s internal control over financial reporting, as stated in their report, which is included in Part II, Item 8 of this 2020 Form 10-K.
Effectiveness of Controls
While we believe the present design of our disclosure controls and procedures and internal control over financial reporting is effective at the reasonable assurance level, future events affecting our business may cause us to modify our disclosure controls and procedures or internal controls over financial reporting.

Continues on next page
Lam Research Corporation 2020 10-K 96

Item 9B.	Other Information
None.

Continues on next page
Lam Research Corporation 2020 10-K 97

PART III
We have omitted from this 2020 Form 10-K certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the SEC within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders expected to be held on or about November 3, 2020, (the “Proxy Statement”), and certain information included in the Proxy Statement is incorporated into this report by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
For information regarding our executive officers, see Part I, Item 1 of this 2020 Form 10-K under the caption “Information about our Executive Officers,” which information is incorporated into Part III by reference.
The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Voting Proposals — Proposal No. 1: Election of Directors — 2020 Nominees for Director.”
The information concerning our audit committee and audit committee financial experts required by this Item is incorporated by reference to our Proxy Statement under the heading “Governance Matters — Corporate Governance — Board Committees” and “Governance Matters — Corporate Governance — Board Committees — Audit Committee.”
The information concerning compliance by our officers, directors and 10% stockholders with Section 16 of the Exchange Act required by this Item is incorporated by reference to our Proxy Statement under the heading “Stock Ownership – Delinquent Section 16(a) Reports.”
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
Lam Research Corporation 2020 10-K 98

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

Continues on next page
Lam Research Corporation 2020 10-K 99

LAM RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 28, 2020
EXHIBIT INDEX

Exhibit	Description
3.1
Restated Certificate of Incorporation of the Registrant, (including Certificate and Designation, Preferences and Rights of Series A Junior Participating Preferred Stock), dated November 22, 2016 which is incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 30, 2017 (SEC File No. 000-12933).

3.2
Bylaws of the Registrant, as amended and restated, dated May 12, 2020 which is incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 18, 2020 (SEC File No. 000-12933).

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

4.7
Fourth Supplemental Indenture, dated as of May 5, 2020 by and between Lam Research Corporation and the Bank of New York Mellon Trust Company, N.A. as trustee which is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2020 (SEC File No. 000-12933).

4.8	Description of Common Stock
10.1*	Form of Indemnification Agreement which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1988 (SEC File No. 000-12933).
10.2*	Form of Indemnification Agreement which is incorporated by reference to Exhibit 10.148 to the Registrant’s Current Report on Form 8-K filed on November 13, 2008 (SEC File No. 000-12933).
10.3*	Form of Indemnification Agreement which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2012 (SEC File No. 000-12933).
10.4*
Form of Novellus Directors and Officers Indemnification Agreement which is incorporated by reference to Exhibit 10.1 to Novellus’ Current Report on Form 10-Q filed on August 13, 2002 (SEC File No. 000-17157).

10.5*
Novellus Amended Executive Voluntary Deferred Compensation Plan, as amended which is incorporated by reference to Exhibit 10.28 to Novellus’ Quarterly Report on Form 10-Q filed on November 5, 2008 (SEC File No. 000-17157).

10.6*
Novellus Accelerated Stock Vesting Retirement Plan Summary which is incorporated by reference to Exhibit 10.30 to Novellus’ Quarterly Report on Form 10-Q filed on November 2, 2010 (SEC File No. 000-17157).

10.7*
Novellus Systems, Inc. 2011 Stock Incentive Plan, as amended July 18, 2012 which is incorporated by reference to Exhibit 10.172 to the Registrant’s Annual Report on Form 10-K filed on August 22, 2012 (SEC File No. 000-12933).

10.8*
Form of Nonstatutory Stock Option Award Agreement (U.S. Participants) — Lam Research Corporation 2007 Stock Incentive Plan which is incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on February 6, 2014 (SEC File No. 000-12933).

Continues on next page
Lam Research Corporation 2020 10-K 100

Exhibit	Description
10.9*
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

10.13*
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

10.15*	Form of Change in Control Agreement which is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 8, 2018 (SEC File No. 000-12933).
10.16	Form of Confidentiality Agreement which is incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on February 3, 2015 (SEC File No. 000-12933).
10.17*
Form of Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.244 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).

10.18*
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

10.24
Amendment and Restatement Agreement, dated November 10, 2015 among Lam Research Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders listed therein, and all exhibits and schedules attached thereto which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2015 (SEC File No. 000-12933).

10.25
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

10.26*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 25, 2016 (SEC File No. 000-12933).

10.27*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on October 25, 2016 (SEC File No. 000-12933).

Continues on next page
Lam Research Corporation 2020 10-K 101

Exhibit	Description
10.28*	Form of Indemnification Agreement which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 24, 2017 (SEC File No. 000-12933).
10.29
Amendment No. 2 to Amended and Restated Credit Agreement dated October 13, 2017, among Lam Research Corporation, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2017 (SEC File No. 000-12933).

10.30
Form of Commercial Paper Dealer Agreement 4(a)(2) Program between Lam Research Corporation, as issuer, and the dealer which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2017 (SEC File No. 000-12933).

10.31*
Amendment to Employment Agreement with Timothy M. Archer, dated March 16, 2018 which is incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on August 14, 2018 (SEC File No. 000-12933).

10.32*
Lam Research Corporation 2007 Stock Incentive Plan, as amended, which is incorporated by reference to Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K filed on August 27, 2013 (SEC File No. 000-12933).

10.33*
Lam Research Corporation Elective Deferred Compensation Plan which is incorporated by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K filed on August 19, 2011 (SEC File No. 000-12933)

10.34*
Lam Research Corporation Elective Deferred Compensation Plan II which is incorporated by reference to Exhibit 4.17 to the Registrant’s Annual Report on Form 10-K filed on August 19, 2011 (SEC File No. 000-12933)

10.35
Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended which is incorporated by reference to Exhibit 4.20 to the Registrant’s Quarterly Report on Form 10-Q filed on January 31, 2013 (SEC File No. 000-12933).

10.36*
2004 Executive Incentive Plan, as Amended and Restated which is incorporated by reference to Exhibit 4.23 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).

10.37*	2015 Stock Incentive Plan which is incorporated by reference to Exhibit 4.24 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).
10.38*
Form of Market-Based-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 23, 2018 (SEC File No 000-12933).

10.39*
Form of Market-Based-Based Performance Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on October 23, 2018 (SEC File No 000-12933).

10.40*
Amendment to Employment Agreement with Douglas R. Bettinger, dated November 30, 2018 which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2018 (SEC File No. 000-12933).

10.41
Amendment No. 3 to Amended and Restated Credit Agreement, dated February 25, 2019, among Lam Research Corporation, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2019 (SEC File No. 000-12933).

10.42*
Form of Restricted Stock Unit Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2019 (SEC File No. 000-12933).

10.43*
Form of Restricted Stock Unit Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2019 (SEC File No. 000-12933).

10.44*
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

10.47*
Amendment to Employment Agreement with Timothy M. Archer dated August 8, 2019 which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 14, 2019 (SEC File No. 000-12933).

Continues on next page
Lam Research Corporation 2020 10-K 102

Exhibit	Description
10.48*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2020 (SEC File No. 000-12933).

10.49*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2020 (SEC File No. 000-12933).

21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (See Signature page)
31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)
31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)
32.1	Section 1350 Certification — (Principal Executive Officer)
32.2	Section 1350 Certification — (Principal Financial Officer)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 __________________________________

*	Indicates management contract or compensatory plan or arrangement.

Continues on next page
Lam Research Corporation 2020 10-K 103

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 18, 2020	LAM RESEARCH CORPORATION (Registrant)

By:		/s/ Timothy M. Archer
Timothy M. Archer
President and Chief Executive Officer

Continues on next page
Lam Research Corporation 2020 10-K 104

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

Signatures	Title	Date
Principal Executive Officer

/s/ Timothy M. Archer	President, Chief Executive Officer and Director	August 18, 2020
Timothy M. Archer

Principal Financial Officer and Principal Accounting Officer

/s/ Douglas R. Bettinger	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer	August 18, 2020
Douglas R. Bettinger

Other Directors
Signatures	Title	Date	Signatures	Title	Date

/s/ Abhijit Y. Talwalkar	Chairman	August 18, 2020	/s/ Catherine P. Lego	Director	August 18, 2020
Abhijit Y. Talwalkar			Catherine P. Lego

/s/ Sohail U. Ahmed	Director	August 18, 2020	/s/ Bethany J. Mayer	Director	August 18, 2020
Sohail U. Ahmed			Bethany J. Mayer

/s/ Eric K. Brandt	Director	August 18, 2020	/s/ Lih Shyng Tsai	Director	August 18, 2020
Eric K. Brandt			Lih Shyng (Rick L.) Tsai

/s/ Michael R. Cannon	Director	August 18, 2020	/s/ Leslie F. Varon	Director	August 18, 2020
Michael R. Cannon			Leslie F. Varon

/s/ Youssef A. El-Mansy	Director	August 18, 2020
Youssef A. El-Mansy

Continues on next page
Lam Research Corporation 2020 10-K 105