Form 10-Q
period 2020-09-27
LAM RESEARCH CORP
filed 2020-10-27
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2020, the Registrant had 144,009,220 shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 27, 2020	September 29, 2019
Revenue	$3,177,080	$2,165,746
Cost of goods sold	1,670,901	1,184,036
Gross margin	1,506,179	981,710
Research and development	355,367	286,827
Selling, general, and administrative	189,748	157,428
Total operating expenses	545,115	444,255
Operating income	961,064	537,455
Other expense, net	(38,792)	(12,728)
Income before income taxes	922,272	524,727
Income tax expense	(98,821)	(58,938)
Net income	$823,451	$465,789
Net income per share:
Basic	$5.67	$3.22
Diluted	$5.59	$3.09
Number of shares used in per share calculations:
Basic	145,267	144,673
Diluted	147,248	150,682

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	September 27, 2020	September 29, 2019
Net income	$823,451	$465,789
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	12,124	(8,698)
Cash flow hedges:
Net unrealized losses during the period	(350)	(691)
Net losses reclassified into earnings	767	1,350
	417	659
Available-for-sale investments:
Net unrealized losses during the period	(1,400)	(1,000)
Net losses reclassified into earnings	402	390
	(998)	(610)
Defined benefit plans, net change in unrealized component	(4)	119
Other comprehensive income (loss), net of tax	11,539	(8,530)
Comprehensive income	$834,990	$457,259
See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 27, 2020	June 28, 2020
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$4,129,067	$4,915,172
Investments	2,528,841	1,795,080
Accounts receivable, less allowance of $5,245 as of September 27, 2020, and $5,465 as of June 28, 2020	2,317,922	2,097,099
Inventories	2,138,050	1,900,024
Prepaid expenses and other current assets	161,003	146,160
Total current assets	11,274,883	10,853,535
Property and equipment, net	1,133,529	1,071,499
Restricted cash and investments	253,458	253,911
Goodwill	1,484,629	1,484,436
Intangible assets, net	161,714	168,532
Other assets	748,795	727,134
Total assets	$15,057,008	$14,559,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$662,674	$592,387
Accrued expenses and other current liabilities	1,333,568	1,272,655
Deferred profit	576,488	457,523
Current portion of long-term debt and finance lease obligations	834,138	839,877
Total current liabilities	3,406,868	3,162,442
Long-term debt and finance lease obligations, less current portion	4,993,495	4,970,848
Income taxes payable	879,870	909,709
Other long-term liabilities	351,283	332,559
Total liabilities	9,631,516	9,375,558
Commitments and contingencies
Temporary equity, convertible notes	6,307	10,995
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares as of September 27, 2020 and June 28, 2020; issued and outstanding, 144,593 shares at September 27, 2020, and 145,331 shares at June 28, 2020	145	145
Additional paid-in capital	6,761,545	6,695,858
Treasury stock, at cost; 146,791 shares at September 27, 2020, and 145,432 shares at June 28, 2020	(13,416,986)	(12,949,889)
Accumulated other comprehensive loss	(82,672)	(94,211)
Retained earnings	12,157,153	11,520,591
Total stockholders’ equity	5,419,185	5,172,494
Total liabilities and stockholders’ equity	$15,057,008	$14,559,047
(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	September 27, 2020	September 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$823,451	$465,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,912	64,664
Deferred income taxes	(1,850)	(2,992)
Equity-based compensation expense	55,988	42,905
Amortization of note discounts and issuance costs	1,422	1,675
Other, net	2,917	4,026
Changes in operating assets and liabilities	(312,329)	(112,020)
Net cash provided by operating activities	642,511	464,047
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(62,806)	(39,256)
Purchases of available-for-sale securities	(1,750,188)	(147,632)
Maturities of available-for-sales securities	597,252	600,347
Sales of available-for-sale securities	415,862	337,763
Other, net	(1,786)	(540)
Net cash (used for) provided by investing activities	(801,666)	750,682
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(19,173)	(28,965)
Treasury stock purchases	(448,581)	(78,132)
Dividends paid	(167,129)	(158,868)
Proceeds from issuance of common stock	5,538	3,869
Other, net	(2,140)	—
Net cash used for financing activities	(631,485)	(262,096)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,082	(4,193)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(786,558)	948,440
Cash, cash equivalents, and restricted cash at beginning of period	5,169,083	3,913,396
Cash, cash equivalents, and restricted cash at end of period	$4,382,525	$4,861,836
Schedule of non-cash transactions:
Accrued payables for stock repurchases	18,599	13
Accrued payables for capital expenditures	37,733	30,333
Dividends payable	188,046	166,721
Transfers of inventory to property and equipment, net	29,019	13,997

Reconciliation of cash, cash equivalents, and restricted cash	September 27, 2020	September 29, 2019
Cash and cash equivalents	$4,129,067	$4,607,182
Restricted cash and investments	253,458	254,654
Total cash, cash equivalents, and restricted cash	$4,382,525	$4,861,836
See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	September 27, 2020
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 28, 2020	145,331	$145	$6,695,858	$(12,949,889)	$(94,211)	$11,520,591	$5,172,494
Sale of common stock	105	—	5,538	—	—	—	5,538
Purchase of treasury stock	(1,360)	(1)	—	(467,097)	—	—	(467,098)
Equity-based compensation expense	—	—	55,988	—	—	—	55,988
Effect of conversion of convertible notes	517	1	(527)	—	—	—	(526)
Reclassification from temporary to permanent equity	—	—	4,688	—	—	—	4,688
Adoption of ASU 2018-18	—	—	—	—	—	1,157	1,157
Net income	—	—	—	—	—	823,451	823,451
Other comprehensive income	—	—	—	—	11,539	—	11,539
Cash dividends declared ($1.30 per common share)	—	—	—	—	—	(188,046)	(188,046)
Balance at September 27, 2020	144,593	$145	$6,761,545	$(13,416,986)	$(82,672)	$12,157,153	$5,419,185

	Three Months Ended
	September 29, 2019
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2019	144,433	$144	$6,409,405	$(11,602,573)	$(64,030)	$9,930,919	$4,673,865
Sale of common stock	111	—	3,869	—	—	—	3,869
Purchase of treasury stock	(397)	—	—	(78,116)	—	—	(78,116)
Equity-based compensation expense	—	—	42,905	—	—	—	42,905
Effect of conversion of convertible notes	724	1	(6,573)	—	—	—	(6,572)
Reclassification from temporary to permanent equity	—	—	6,886	—	—	—	6,886
Adoption of ASU 2016-02	—	—	—	—	—	3,018	3,018
Net income	—	—	—	—	—	465,789	465,789
Other comprehensive loss	—	—	—	—	(8,530)	—	(8,530)
Cash dividends declared ($1.15 per common share)	—	—	—	—	—	(166,721)	(166,721)
Balance at September 29, 2019	144,871	$145	$6,456,492	$(11,680,689)	$(72,560)	$10,233,005	$4,936,393

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2020
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 28, 2020, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended June 28, 2020 (the “2020 Form 10-K”). The Company’s reports on Form 10-K, Form 10-Q and Form 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts its reports on Form 10-K, Form 10-Q and Form 8-K on its corporate website at http://investor.lamresearch.com. The content on any website referred to in this Form 10-Q is not a part of or incorporated by reference in this Form 10-Q unless expressly noted.
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 27, 2021 and includes 52 weeks. The quarters ended September 27, 2020 (the “September 2020 quarter”) and September 29, 2019 (the “September 2019 quarter”) included 13 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses.” The amendment revises the impairment model to utilize an expected loss methodology in place of the previously used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including but not limited to, available for sale debt securities and accounts receivable. The FASB issued a subsequent amendment to the initial guidance in April 2019 and November 2019 within ASU 2019-04 and ASU 2019-11, respectively. The adoption of these standards in the first quarter of fiscal year 2021 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements (Topic 808).” The amendment clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer for a good or service that is a distinct unit of account. The amendment also precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The adoption of this standard in the first quarter of fiscal year 2021 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
Updates Not Yet Adopted or Effective
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. The Company is currently assessing contracts that will require modification due to reference rate reform to which this ASU may be applied.

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is required to adopt this standard in the first quarter of fiscal year 2023. The update permits the use of either the modified retrospective or fully retrospective method of transition. The Company does not expect adoption of this standard to have a material impact on its Consolidated Financial Statements related to the Company’s existing 2041 Notes (as defined in Note 12 - Long-Term Debt and Other Borrowings ).
NOTE 3 — REVENUE
Deferred Revenue
Revenue of $274.3 million included in deferred revenue at June 28, 2020 was recognized during the three months ended September 27, 2020.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of September 27, 2020 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years	Total
	(In thousands)
Deferred revenue	$581,580	$98,520	(1)	$—	$680,100
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
The following table presents the Company’s revenues disaggregated between system and its customer support-related revenue:

	Three Months Ended
	September 27, 2020	September 29, 2019
	(In thousands)
System revenue	$2,148,241	$1,365,228
Customer support-related revenue and other	1,028,839	800,518
	$3,177,080	$2,165,746
System revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant product line.

The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended
	September 27, 2020	September 29, 2019
	(In thousands)
China	$1,174,669	$591,668
Korea	756,257	451,483
Taiwan	446,091	391,492
Japan	392,526	273,673
Southeast Asia	203,339	213,755
United States	137,892	183,659
Europe	66,306	60,016
	$3,177,080	$2,165,746
The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended
	September 27, 2020	September 29, 2019
Memory	58%	64%
Foundry	36%	25%
Logic/integrated device manufacturing	6%	11%
NOTE 4 — EQUITY-BASED COMPENSATION PLANS
The Lam Research Corporation 2015 Stock Incentive Plan, as amended (the “2015 Plan”), provides for the grant of non-qualified equity-based awards of the Company’s Common Stock to eligible employees and non-employee directors, including stock options, restricted stock units (“RSUs”), and market-based performance RSUs (“market-based PRSUs”). An option is a right to purchase Common Stock at a set price. An RSU award is an agreement to issue a set number of shares of Common Stock at the time of vesting. The Company’s market-based PRSUs contain both a market condition and a service condition. The Company’s option, RSU, and market-based PRSU awards typically vest over a period of three years. The Company also has an employee stock purchase plan that allows employees to purchase its Common Stock at a discount through payroll deductions.
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 27, 2020	September 29, 2019
	(in thousands)
Equity-based compensation expense	$55,988	$42,905
Income tax benefit recognized related to equity-based compensation expense	$9,877	$9,818

NOTE 5 — OTHER EXPENSE, NET
The significant components of other expense, net, are as follows:

	Three Months Ended
	September 27, 2020	September 29, 2019
	(in thousands)
Interest income	$6,959	$31,784
Interest expense	(52,115)	(43,995)
Gains (losses) on deferred compensation plan-related assets, net	12,927	(436)
Foreign exchange losses, net	(1,375)	(529)
Other, net	(5,188)	448
	$(38,792)	$(12,728)
NOTE 6 — INCOME TAX EXPENSE
The Company recorded an income tax expense of $98.8 million and $58.9 million for the three months ended September 27, 2020 and September 29, 2019, respectively, which yielded an effective tax rate of approximately 10.7% and 11.2%, respectively.
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three months ended September 27, 2020 and September 29, 2019 was primarily due to income in lower tax jurisdictions.
The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax return for the fiscal year ended June 24, 2018. As of September 27, 2020, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitations. The change in uncertain tax positions as a result of lapses of statutes of limitations may range up to $8.4 million.
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

	Three Months Ended
	September 27, 2020	September 29, 2019
	(in thousands, except per share data)
Numerator:
Net income	$823,451	$465,789
Denominator:
Basic average shares outstanding	145,267	144,673
Effect of potential dilutive securities:
Employee stock plans	1,112	1,190
Convertible notes	869	4,819
Diluted average shares outstanding	147,248	150,682
Net income per share - basic	$5.67	$3.22
Net income per share - diluted	$5.59	$3.09

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended
	September 27, 2020	September 29, 2019
	(in thousands)
Options and RSUs	42	155
NOTE 8 — FINANCIAL INSTRUMENTS
The Company maintains an investment portfolio of various holdings, types, and maturities. The Company’s mutual funds, which are related to the Company’s obligations under the deferred compensation plan, are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as other expense, net in the Condensed Consolidated Statements of Operations. All of the Company’s other investments are classified as available-for-sale and consequently are recorded in the Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses associated with market valuation changes, unrelated to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax; and credit losses, if any, recognized as other expense, net in the Condensed Consolidated Statements of Operations.
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

Investments
The following table sets forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of September 27, 2020, and June 28, 2020:

	September 27, 2020
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$756,609	$—	$—	$756,609	$753,178	$—	$3,431	$—
Time deposits	1,614,040	—	—	1,614,040	1,364,013	—	250,027	—
Level 1:
Money market funds	1,753,879	—	—	1,753,879	1,753,879	—	—	—
U.S. Treasury and agencies	770,184	264	(1)	770,447	93,453	676,994	—	—
Mutual funds	67,183	8,886	(583)	75,486	—	—	—	75,486
Level 1 Total	2,591,246	9,150	(584)	2,599,812	1,847,332	676,994	—	75,486
Level 2:
Government-sponsored enterprises	3,498	14	—	3,512	—	3,512	—	—
Foreign government bonds	60,139	34	(12)	60,161	3,340	56,821	—	—
Corporate notes and bonds	1,919,478	4,472	(392)	1,923,558	161,204	1,762,354	—	—
Mortgage backed securities — residential	7,754	67	(15)	7,806	—	7,806	—	—
Mortgage backed securities — commercial	21,257	97	—	21,354	—	21,354	—	—
Level 2 Total	2,012,126	4,684	(419)	2,016,391	164,544	1,851,847	—	—
Total	$6,974,021	$13,834	$(1,003)	$6,986,852	$4,129,067	$2,528,841	$253,458	$75,486

	June 28, 2020
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$977,862	$—	$—	$977,862	$973,978	$—	$3,884	$—
Time deposits	2,244,655	—	—	2,244,655	1,994,628	—	250,027	—
Level 1:
Money market funds	1,709,350	—	—	1,709,350	1,709,350	—	—	—
U.S. Treasury and agencies	552,088	373	(9)	552,452	76,992	475,460	—	—
Mutual funds	68,784	4,571	(928)	72,427	—	—	—	72,427
Level 1 Total	2,330,222	4,944	(937)	2,334,229	1,786,342	475,460	—	72,427
Level 2:
Government-sponsored enterprises	31,442	12	—	31,454	25,999	5,455	—	—
Foreign government bonds	10,693	28	(5)	10,716	2,540	8,176	—	—
Corporate notes and bonds	1,405,615	5,344	(302)	1,410,657	131,685	1,278,972	—	—
Mortgage backed securities — residential	3,142	71	—	3,213	—	3,213	—	—
Mortgage backed securities — commercial	23,660	144	—	23,804	—	23,804	—	—
Level 2 Total	1,474,552	5,599	(307)	1,479,844	160,224	1,319,620	—	—
Total	$7,027,291	$10,543	$(1,244)	$7,036,590	$4,915,172	$1,795,080	$253,911	$72,427
The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments.
Following the adoption of ASC 326-30 (see additional information in Note 2 - Recent Accounting Pronouncements) the Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the income statement. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the income statement. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the income statement during the three months ended September 27, 2020.
The Company did not recognize any losses on investments due to other-than-temporary impairments during the three months ended September 29, 2019. Gross realized gains/(losses) from sales of investments were insignificant in the three months ended September 27, 2020 and September 29, 2019.
The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	September 27, 2020
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
U.S. Treasury and agencies	$74,231	$(1)	$—	$—	$74,231	$(1)
Mutual funds	—	—	7,953	(583)	7,953	(583)
Foreign government bonds	46,218	(12)	—	—	46,218	(12)
Corporate notes and bonds	478,124	(392)	—	—	478,124	(392)
Mortgage backed securities — residential	4,912	(15)	—	—	4,912	(15)
	$603,485	$(420)	$7,953	$(583)	$611,438	$(1,003)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities are as follows as of September 27, 2020:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$5,325,959	$5,327,267
Due after one year through five years	783,076	786,135
Due in more than five years	41,194	41,355
	$6,150,229	$6,154,757
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

Cash Flow Hedges
The Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations on non-U.S. dollar transactions or cash flows. The Company’s policy is to mitigate the foreign exchange risk arising from the fluctuations in the value of these non-U.S. dollar denominated transactions or cash flows through a foreign currency cash flow hedging program, using forward contracts and foreign currency options that generally expire within 12 months and no later than 24 months. These hedge contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue/expense in the same period the hedged items affect earnings.
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
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of September 27, 2020, the Company had an immaterial net gain accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges which it expects to reclassify from other comprehensive income into earnings over the next 12 months. Additionally, as of September 27, 2020, the Company had an immaterial net loss related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 12 months.

Balance Sheet Hedges
The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. These forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded as a component of other expense, net and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in other expense, net.
As of September 27, 2020, the Company had the following outstanding foreign currency contracts that were entered into under its cash flow and balance sheet hedge programs:

	Notional Value
	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$370,658	$—	$9,495
Euro	101,899	—	32,707	—
Korean won	84,339	—	—	51,523
Malaysian ringgit	43,120	—	14,484	—
Indian rupee	39,170	—	3,616	—
Taiwan dollar	—	—	51,855	—
Chinese renminbi	—	—	40,996	—
Swiss franc	—	—	22,124	—
Singapore dollar	—	—	14,598	—
British pound sterling	—	—	9,564	—
	$268,528	$370,658	$189,944	$61,018
The fair value of derivative instruments in the Company’s Condensed Consolidated Balance Sheet as of September 27, 2020, and June 28, 2020 were as follows:

	September 27, 2020				June 28, 2020
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:

Foreign exchange contracts	Prepaid expense and other assets	$3,700	Accrued expenses and other current liabilities	$3,509	Prepaid expense and other assets	$1,862	Accrued expenses and other current liabilities	$1,405
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expense and other assets	169	Accrued expenses and other current liabilities	85	Prepaid expense and other assets	155	Accrued expenses and other current liabilities	70
Total Derivatives		$3,869		$3,594		$2,017		$1,475
Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of September 27, 2020, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be an offset to assets and liabilities of $1.7 million, resulting in a net derivative asset of $2.2 million and net derivative liability of $1.9 million. As of June 28, 2020, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be an offset to both assets and liabilities of

$0.9 million, resulting in a net derivative asset of $1.1 million and a net derivative liability of $0.6 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”), was as follows:

		Three Months Ended
		September 27, 2020
	Location of Gain or (Loss) Recognized in or Reclassified into Income	(Loss) Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$(3,281)	$(835)
Foreign Exchange Contracts	Cost of goods sold	1,093	560
Foreign Exchange Contracts	Selling, general, and administrative	1,640	305
Foreign Exchange Contracts	Research and Development	394	—
Interest Rate Contracts	Other expense, net	—	(952)
		$(154)	$(922)

		Three Months Ended
		September 29, 2019
	Location of Gain or (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Loss Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$934	$(334)
Foreign Exchange Contracts	Cost of goods sold	(1,263)	(810)
Foreign Exchange Contracts	Selling, general, and administrative	(595)	(476)
Interest Rate Contracts	Other expense, net	—	(35)
		$(924)	$(1,655)
The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended
		September 27, 2020	September 29, 2019
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Gain Recognized in Income	Loss Recognized in Income
		(in thousands)
Foreign Exchange Contracts	Other expense, net	$2,747	$(5,501)

The following table presents the effect of the fair value cash flow hedge accounting on the Statement of Financial Performance as well as presents the location and amount of gain/(loss) recognized in Income on cash flow hedging relationships:

	Three Months Ended
	September 27, 2020
	Revenue	Cost of Goods Sold	Selling, General and Admini-strative	Other Expense, Net
	(in thousands)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded:
	$3,177,080	$1,670,901	$189,748	$(38,792)

(Loss) or gain on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of (loss) gain reclassified from accumulated other comprehensive income into income	$(835)	$560	$305	$—
Interest rate contracts:
Amount of loss reclassified from accumulated other comprehensive income into income	$—	$—	$—	$(952)
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
NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	September 27, 2020	June 28, 2020
	(in thousands)
Raw materials	$1,284,302	$1,161,961
Work-in-process	269,023	251,199
Finished goods	584,725	486,864
	$2,138,050	$1,900,024

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.5 billion as of September 27, 2020 and June 28, 2020. As of September 27, 2020 and June 28, 2020, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Intangible Assets
The following table provides the Company’s intangible assets, other than goodwill:

	September 27, 2020			June 28, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$630,171	$(544,753)	$85,418	$630,137	$(532,550)	$97,587
Existing technology	669,068	(655,826)	13,242	668,992	(654,382)	14,610
Patents and other intangible assets	108,326	(45,272)	63,054	98,342	(42,007)	56,335
Total intangible assets	$1,407,565	$(1,245,851)	$161,714	$1,397,471	$(1,228,939)	$168,532
The Company recognized $16.8 million and $16.2 million in intangible asset amortization expense during the three months ended September 27, 2020 and September 29, 2019, respectively.
The estimated future amortization expense of intangible assets as of September 27, 2020, is reflected in the table below. The table excludes $16.7 million of capitalized costs for intangible assets that have not been placed into service.

Fiscal Year	Amount
(in thousands)
2021 (remaining 9 months)	$50,270
2022	62,918
2023	17,275
2024	9,269
2025	4,577
Thereafter	697
$145,006
NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 27, 2020	June 28, 2020
	(in thousands)
Accrued compensation	$445,625	$402,401
Warranty reserves	125,237	117,839
Income and other taxes payable	170,409	215,652
Dividend payable	188,046	167,129
Other	404,251	369,634
	$1,333,568	$1,272,655

NOTE 12 — LONG-TERM DEBT AND OTHER BORROWINGS
As of September 27, 2020, and June 28, 2020, the Company’s outstanding debt consisted of the following:

	September 27, 2020			June 28, 2020
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 2.80% Senior Notes Due June 15, 2021 ("2021 Notes")	800,000		2.95%	800,000		2.95%
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%	500,000		3.87%
Fixed-rate 3.75% Senior Notes Due March 15, 2026 ("2026 Notes")	750,000		3.86%	750,000		3.86%
Fixed-rate 4.00% Senior Notes Due March 15, 2029 ("2029 Notes")	1,000,000		4.09%	1,000,000		4.09%
Fixed-rate 1.90% Senior Note Due June 15, 2030 ("2030 Notes")	750,000		2.01%	750,000		2.01%
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 ("2041 Notes")	30,361	(1)	4.28%	48,460	(1)	4.28%
Fixed-rate 4.875% Senior Notes Due March 15, 2049 ("2049 Notes")	750,000		4.93%	750,000		4.93%
Fixed-rate 2.875% Senior Note Due June 15, 2050 ("2050 Notes")	750,000		2.93%	750,000		2.93%
Fixed-rate 3.125% Senior Note Due June 15, 2060 ("2060 Notes")	500,000		3.18%	500,000		3.18%
Total debt outstanding, at par	5,830,361			5,848,460
Unamortized discount	(47,451)			(53,086)
Fair value adjustment - interest rate contracts	7,959	(2)		8,405	(2)
Unamortized bond issuance costs	(8,085)			(8,301)
Total debt outstanding, at carrying value	$5,782,784			$5,795,478
Reported as:
Current portion of long-term debt	$823,051			$836,107
Long-term debt	4,959,733			4,959,371
Total debt outstanding, at carrying value	$5,782,784			$5,795,478
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
(2) This amount represents a cumulative fair market gain for discontinued hedging relationships, net of an immaterial amount of amortization as of the periods presented.
Convertible Senior Notes
In June 2012, with the acquisition of Novellus Systems, Inc., the Company assumed $700 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 15, 2041. The Company pays cash interest at an annual rate of 2.625%, on a semi-annual basis on May 15 and November 15 of each year. The 2041 Notes also have a contingent interest payment provision that may require the Company to pay additional interest, up to 0.60% per year, based on certain thresholds, beginning with the semi-annual interest payment on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the 2041 Notes.
The Company separately accounts for the liability and equity components of the 2041 Notes. The initial debt components of the 2041 Notes were valued based on the present value of the future cash flows using the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature, which equals the effective interest rate on the liability component disclosed in the table above, respectively. The equity component was initially valued equal to the principal value of the notes, less the present value of the future cash flows using the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without a conversion feature, which equated to the initial debt discount.
The 2041 Notes may be redeemed by the Company on or after May 21, 2021 at a price equal to outstanding principal plus accrued and unpaid interest if the last reported sales price of common shares has been equal to or more than 150% of the then applicable conversion price for at least 20 trading days during the 30 consecutive trading days prior to the redemption notice date.

Under certain circumstances, the 2041 Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the table below. The principal value of the 2041 Note conversions in the three months ended September 27, 2020, was approximately $18.1 million. During the quarter ended September 27, 2020 and in the subsequent period through October 27, 2020, the Company received notice of conversion for an additional $1.5 million principal value of 2041 Notes, which will settle in the quarter ending December 27, 2020. As a result of the cumulative conversions, as of September 27, 2020, $30.4 million of the 2041 notes remain outstanding.
Selected additional information regarding the 2041 Notes outstanding as of September 27, 2020, and June 28, 2020, is as follows:

	September 27, 2020	June 28, 2020
	2041 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$161,531	$161,467
Carrying amount of temporary equity component, net of tax	$6,307	$10,995
Remaining amortization period (years)	20.6	20.9
Fair Value of Notes (Level 2)	$315,182
Conversion rate (shares of common stock per $1,000 principal amount of notes)	31.5206
Conversion price (per share of common stock)	$31.73
If-converted value in excess of par value	$285,706
Estimated share dilution using average quarterly stock price $344.03 per share	869
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

Selected additional information regarding the Senior Notes outstanding as of September 27, 2020, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2021 Notes	0.7	$811,752
2025 Notes	4.5	$562,955
2026 Notes	5.5	$860,393
2029 Notes	8.5	$1,197,500
2030 Notes	9.7	$775,058
2049 Notes	28.5	$1,065,315
2050 Notes	29.7	$782,858
2060 Notes	39.7	$545,435
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
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (2) LIBOR multiplied by the statutory rate, plus a spread of 0.9% to 1.5%, in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants and events of default. As of September 27, 2020, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program (“the CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. The net proceeds from the CP Program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. As of September 27, 2020 and June 28, 2020, the Company had no outstanding borrowings under the CP Program.
Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, convertible notes, commercial paper, and the revolving credit facility during the three months ended September 27, 2020 and September 29, 2019.

	Three Months Ended
	September 27, 2020	September 29, 2019
	(in thousands)
Contractual interest coupon	$49,571	$41,122
Amortization of interest discount	1,012	1,235
Amortization of issuance costs	411	414
Effect of interest rate contracts, net	506	675
Total interest cost recognized	$51,500	$43,446

NOTE 13 — LEASES
The Company leases certain office spaces, manufacturing and warehouse spaces, equipment, and vehicles. While the majority of the Company’s lease arrangements are operating leases, the Company has certain leases that qualify as finance leases.
Selected Leases and Related Guarantees
The Company leases the majority of its administrative, research and development and manufacturing facilities, regional sales/service offices, and certain equipment under non-cancelable leases. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters, Tualatin, Oregon campus, and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation.
The Company had leases regarding certain improved properties in Fremont and Livermore, California (the “California Facility Leases”) that were classified as operating leases as of June 28, 2020. On September 21, 2020, the Company renewed these leases for an additional seven-year term, and concluded the modified leases are finance leases, and recognized approximately $31.4 million of property and equipment, net, for the associated right of use assets, and $29.8 million of finance lease obligations ($3.1 million classified in current portion of long-term debt and finance lease obligations and the remainder in long-term debt and finance lease obligations, less current portion). The Company is required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of September 27, 2020.
During the term of the California Facility Leases and when the terms of the California Facility Leases expire, the property subject to the California Facility Leases may be re-marketed. The Company has guaranteed to the lessor that each property will have a certain minimum residual value. The aggregate maximum guarantee made by the Company under the California Facility Leases is $298.4 million.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Refer to Note 13 - Leases for details regarding guarantees surrounding selected leases.
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of September 27, 2020, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of September 27, 2020, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $64.5 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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

Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of September 27, 2020, warranty reserves totaling $11.6 million were recognized in other long-term liabilities, the remainder were included in accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 27, 2020	September 29, 2019
	(in thousands)
Balance at beginning of period	$129,197	$127,932
Warranties issued during the period	46,044	30,480
Settlements made during the period	(36,131)	(35,068)
Changes in liability for pre-existing warranties	(2,250)	(8,874)
Balance at end of period	$136,860	$114,470
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
NOTE 15 — STOCK REPURCHASE PROGRAM
In November 2018, the Board of Directors authorized the Company to repurchase up to an additional $5.0 billion of Common Stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time. Funding for this repurchase program may be through a combination of cash on hand, cash generation, and borrowings. As of September 27, 2020, the Company has purchased approximately $3.7 billion of shares under this authorization, comprised of $1.2 billion of open market purchases and execution of $2.5 billion of accelerated share repurchase arrangements.
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 28, 2020				$1,773,427
Quarter ended September 27, 2020	1,344	$461,998	$343.73	$1,311,429
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three months ended September 27, 2020, the Company acquired 15 thousand shares at a total cost of $5.1 million, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, net of tax at September 27, 2020, as well as the activity for the three months ending September 27, 2020, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Gain or Loss on Cash flow hedges		Accumulated Unrealized Holding Gain or Loss on Available-For-Sale Investments		Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance at June 28, 2020	$(45,811)	$(32,796)		$4,923		$(20,527)	$(94,211)
Other comprehensive income (loss) before reclassifications	12,124	(350)		(1,400)		(4)	10,370
Losses reclassified from accumulated other comprehensive loss to net income	—	767	(1)	402	(2)	—	1,169
Net current-period other comprehensive income (loss)	12,124	417		(998)		(4)	11,539
Balance at September 27, 2020	$(33,687)	$(32,379)		$3,925		$(20,531)	$(82,672)

(1) Amount of after tax loss reclassified from AOCI into net income is not material in the aggregate, or to any individual location in our Condensed Consolidated Statements of Operations.
(2) Amount of after tax loss reclassified from accumulated other comprehensive income into net income located in other expense, net.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, margins, market share, served addressable market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, any changes in our customers’ proportion of capital expenditure (with respect to certain technology inflections); hedging transactions; debt or financing arrangements; our competition, and our ability to defend our market share and to gain new market share; our ability to obtain and qualify alternative sources of supply; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; anticipated growth or decline in the industry and the total market for wafer fabrication equipment, our growth relative thereto and the resulting impact on us from such growth or decline; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; the role of component suppliers in our business; our leadership and competency, and our ability to facilitate innovation; our ability to continue to, including the underlying factors that, create sustainable differentiation; the resources invested to comply with evolving standards and the impact of such efforts; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our strategic relevance with our customers; our ability to scale our operations to respond to changes in our business; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; the impact of the Covid-19 pandemic, and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 28, 2020 (our “2020 Form 10-K”), and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three months ended September 27, 2020, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2020 Form 10-K.

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
Our customer base includes leading semiconductor memory, foundry, and integrated device manufacturers that make products such as non-volatile memory, dynamic random-access memory, and logic devices. We aim to increase our strategic relevance with our customers by contributing more to their continued success. Our core technical competency is integrating hardware, process, materials, software, and process control, enabling results on the wafer.
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
We believe we are in a strong position with our leadership and competency in deposition, etch, and clean to facilitate some of the most significant innovations in semiconductor device manufacturing. We have a broad portfolio of products that provide complementary processing steps used throughout semiconductor manufacturing. Our Customer Support Business Group focuses attention on delivering solutions that meet our customers’ technical requirements and productivity needs during the equipment lifecycle. Several factors create opportunity for sustainable differentiation for us: (i) our focus on research and development, with several on-going programs relating to sustaining engineering, product and process development, and concept and feasibility; (ii) our ability to effectively leverage cycles of learning from our broad installed base; (iii) our collaborative focus with ecosystem partners; and (iv) our focus on delivering our multi-product solutions with a goal to enhance the value of Lam’s solutions to our customers.
In calendar year 2020, there has been an increase in wafer fabrication equipment spending by semiconductor manufacturers, driven by the robust secular demand for semiconductors in a number of markets including high-performance computing, mobile phones, and 5G networks. During the quarter-ended September 27, 2020, customer demand was strong, and we improved our production output levels as we operated under COVID-19-related safety protocols. While we are currently seeing improvements in both our own operations and those of our suppliers, we have experienced higher costs of goods sold related to freight and logistics. Risks and uncertainties related to the COVID-19 pandemic remain, which may continue to negatively impact our revenue and gross margin. Over the longer term, we believe that secular demand for semiconductors will continue to drive sustainable growth for our products and services, and that technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will lead to an increase in our served addressable market for our products and services in the deposition, etch, and clean businesses.
The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	September 27, 2020	June 28, 2020	September 29, 2019
	(in thousands, except per share data and percentages)
Revenue	$3,177,080	$2,791,864	$2,165,746
Gross margin	$1,506,179	$1,280,332	$981,710
Gross margin as a percent of total revenue	47.4%	45.9%	45.3%
Total operating expenses	$545,115	$524,610	$444,255
Net income	$823,451	$696,673	$465,789
Diluted net income per share	$5.59	$4.73	$3.09

In the September 2020 quarter, revenue increased 14% compared to the June 2020 quarter, primarily as a result of increased investments from our foundry customers. The increase in gross margin as a percentage of revenue in the September 2020 quarter compared to the June 2020 quarter was primarily driven by customer and product mix, and higher factory output and field utilization. The increase in operating expenses in the September 2020 quarter compared to the June 2020 quarter was mainly driven by increases in employee-related costs, outside services and spending for supplies, partially offset by lower costs related to our deferred compensation plan liabilities.
Our cash and cash equivalents, investments, and restricted cash and investments balances decreased slightly to $6.9 billion at the end of the September 2020 quarter compared to $7.0 billion at the end of the June 2020 quarter. This decrease was primarily the result of $448.6 million of share repurchases, including net share settlement on employee stock-based compensation; $167.1 million of dividends paid to stockholders; and $62.8 million of capital expenditures, partially offset by $642.5 million of cash generated from operating activities. Employee headcount as of September 27, 2020 was approximately 11,700.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended
	September 27, 2020	June 28, 2020	September 29, 2019
Revenue (in millions)	$3,177	$2,792	$2,166
China	37%	34%	27%
Korea	24%	32%	21%
Taiwan	14%	11%	18%
Japan	12%	8%	13%
Southeast Asia	7%	5%	10%
United States	4%	7%	8%
Europe	2%	3%	3%
Revenue for the September 2020 quarter increased 14% from the June 2020 quarter, primarily as a result of increased investments from our foundry customers.
The following table presents our revenue disaggregated between system and customer support-related revenue:

	Three Months Ended
	September 27, 2020	June 28, 2020	September 29, 2019
	(In thousands)
System revenue	$2,148,241	$1,865,249	$1,365,228
Customer support-related revenue and other	1,028,839	926,615	800,518
	$3,177,080	$2,791,864	$2,165,746
Please refer to Note 3, “Revenue,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets we serve:

	Three Months Ended
	September 27, 2020	June 28, 2020	September 29, 2019
Memory	58%	61%	64%
Foundry	36%	29%	25%
Logic/integrated device manufacturing	6%	10%	11%

Gross Margin

	Three Months Ended
	September 27, 2020	June 28, 2020	September 29, 2019
	(in thousands, except percentages)
Gross margin	$1,506,179	$1,280,332	$981,710
Percent of revenue	47.4%	45.9%	45.3%
Gross margin as a percentage of revenue was higher in the September 2020 quarter compared to the June 2020 quarter primarily due to customer and product mix, and higher factory output and field utilization.
The increase in gross margin as a percentage of revenue in the September 2020 quarter compared to the September 2019 quarter was driven by customer and product mix, partially offset by higher factory spend and lower field utilization as a result of COVID-19 disruptions.
Research and Development

	Three Months Ended
	September 27, 2020	June 28, 2020	September 29, 2019
	(in thousands, except percentages)
Research & development (“R&D”)	$355,367	$338,810	$286,827
Percent of revenue	11.2%	12.1%	13.2%
We continued to make significant R&D investments in the September 2020 quarter focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. The increase in R&D expense in the September 2020 quarter compared to the June 2020 quarter was primarily driven by increases of $7 million in spending for supplies and $7 million in outside services.
The increase in R&D expense in the September 2020 quarter compared to the same period in the prior year was primarily driven by increases of $38 million in employee-related expenses due to increased headcount, $15 million in spending for supplies, and $10 million in outside services.
Selling, General, and Administrative

	Three Months Ended
	September 27, 2020	June 28, 2020	September 29, 2019
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$189,748	$185,800	$157,428
Percent of revenue	6.0%	6.7%	7.3%
SG&A expense during the September 2020 quarter increased slightly in comparison to the June 2020 quarter.
SG&A expense during the September 2020 quarter increased compared to the same period in the prior year primarily as a result of an increase of $22 million in employee-related expenses due to increased headcount.

Other Expense, Net
Other expense, net consisted of the following:

	Three Months Ended
	September 27, 2020	June 28, 2020	September 29, 2019
	(in thousands)
Interest income	$6,959	$9,339	$31,784
Interest expense	(52,115)	(49,250)	(43,995)
Gains (losses) on deferred compensation plan-related assets, net	12,927	26,134	(436)
Foreign exchange losses, net	(1,375)	(981)	(529)
Other, net	(5,188)	7,205	448
	$(38,792)	$(7,553)	$(12,728)
Interest income decreased in the September 2020 quarter compared to the June 2020 and September 2019 quarters as a result of lower yield.
Interest expense increased in the September 2020 quarter compared to the June 2020 quarter primarily due to the full quarter impact of the May 2020 issuance of $2.0 billion of senior notes. Interest expense increased in the September 2020 quarter compared to the same period in 2019 due to the issuance of the $2.0 billion senior notes, partially offset by the retirement of $500 million senior notes in March 2020 and conversions of the 2041 Notes.
The gains on deferred compensation plan-related assets in the September 2020 and June 2020 quarters compared to the September 2019 quarter were driven by an improvement in the fair market value of the underlying funds.
Foreign exchange fluctuations are primarily due to currency movements against portions of our unhedged balance sheet exposures.
Other, net expense was higher in the September 2020 quarter compared to the June 2020 quarter primarily due to loss on extinguishment of debt in the September 2020 quarter and investment gains associated with our private equity investments in the June 2020 quarter. Other, net expense was higher in the September 2020 quarter compared to the same period in 2019 primarily due to loss on extinguishment of debt.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended
	September 27, 2020	June 28, 2020	September 29, 2019
	(in thousands, except percentages)
Income tax expense	$98,821	$51,496	$58,938
Effective tax rate	10.7%	6.9%	11.2%
The increase in the effective tax rate for the three months ended September 2020 compared to the three months ended June 2020 was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions and the true-ups of prior year tax returns in the three months ended June 2020.
The decrease in the effective tax rate for the three months ended September 2020 compared to the three months ended September 2019 was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States. International pre-tax income is taxable in the United States at a lower effective tax rate than the federal statutory tax rate. Please refer to Note 7, “Income Taxes,” to our Consolidated Financial Statements in Part II, Item 8 of our 2020 Form 10-K for additional information.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on historical experience and on various other assumptions we believe to be applicable and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates, which could have a material impact on our business, results of operations, and financial condition. Our critical accounting estimates include:

•the recognition and valuation of revenue from arrangements with multiple performance obligations which impacts revenue;
•the valuation of inventory, which impacts gross margin;
•the valuation of warranty reserves, which impacts gross margin;
•the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions, which impact our provision for income tax expenses; and
•the valuation and recoverability of long-lived assets, which impacts gross margin and operating expenses when we record asset impairments or accelerate their depreciation or amortization.
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
For other long-lived assets, we routinely consider whether indicators of impairment are present. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets is less than their carrying value. If the sum is less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. We recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value. In addition, for fully amortized intangible assets, we de-recognize the gross cost and accumulated amortization in the period we determine the intangible asset no longer enhances future cash flows.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 2 - Recent Accounting Pronouncements, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $6.9 billion at September 27, 2020 compared to $7.0 billion as of June 28, 2020. This slight decrease was primarily driven by $448.6 million of share repurchases, including net share settlement on employee stock-based compensation, along with $167.1 million of dividends paid to stockholders and $62.8 million of capital expenditures, partially offset by $642.5 million of cash generated from operating activities.
Cash Flow from Operating Activities
Net cash provided by operating activities of $642.5 million during the three months ended September 27, 2020, consisted of (in thousands):

Net income	$823,451
Non-cash charges:
Depreciation and amortization	72,912
Equity-based compensation expense	55,988
Deferred income taxes	(1,850)
Amortization of note discounts and issuance costs	1,422
Changes in operating asset and liability accounts	(312,329)
Other	2,917
$642,511
Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $220.8 million, inventory of $266.7 million, and prepaid expense and other assets of $10.9 million. The uses of cash are offset by sources of cash from the following: increases in deferred profit of $117.2 million, trade accounts payable of $68.1 million, and accrued expense and other liabilities of $0.8 million.
Cash Flow from Investing Activities
Net cash used for investing activities during the three months ended September 27, 2020, was $801.7 million, primarily consisting of net purchases of available-for-sale securities of $737.1 million along with capital expenditures of $62.8 million.

Cash Flow from Financing Activities
Net cash used for financing activities during the three months ended September 27, 2020, was $631.5 million, primarily consisting of $448.6 million in treasury stock repurchases, including net share settlement on employee stock-based compensation, $167.1 million in dividends paid, and $19.2 million of cash paid for debt repayment.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of September 27, 2020, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
Under certain circumstances, our 2041 Notes may be converted and settled in cash and shares of our Common Stock. During the three months ended September 27, 2020, approximately $18.1 million principal value of convertible 2041 Notes were converted and in the subsequent period through October 27, 2020, we received notice of conversion of an additional $1.5 million principal value of 2041 Notes, which will settle in the quarter ending December 27, 2020. We expect to have sufficient levels of cash, cash equivalents, and short term investments to fund the near-term settlement of these Convertible Notes.
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
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2020 Form 10-K. Other than as noted below, our exposure related to market risk has not changed materially since June 28, 2020. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of September 27, 2020. Actual results may differ materially.
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

The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of September 27, 2020, were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 27, 2020	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
U.S. Treasury and agencies	$770,789	$770,789	$770,789	$770,447	$768,933	$767,419	$765,905
Government-sponsored enterprises	3,528	3,528	3,528	3,512	3,471	3,430	3,389
Foreign government bonds	60,342	60,341	60,339	60,161	59,894	59,628	59,362
Corporate notes and bonds	1,929,676	1,929,620	1,928,863	1,923,558	1,916,751	1,909,941	1,903,129
Mortgage backed securities - residential	7,924	7,890	7,855	7,806	7,757	7,707	7,657
Mortgage backed securities - commercial	21,465	21,435	21,398	21,354	21,311	21,267	21,224
Total	$2,793,724	$2,793,603	$2,792,772	$2,786,838	$2,778,117	$2,769,392	$2,760,666
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of September 27, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
•a decline in demand for our products or services;
•an increase in reserves on accounts receivable due to our customers’ inability to pay us;
•an increase in reserves on inventory balances due to excess or obsolete inventory as a result of our inability to sell such inventory;
•valuation allowances on deferred tax assets;
•restructuring charges;
•asset impairments including the potential impairment of goodwill and other intangible assets;
•a decline in the value of our investments;
•exposure to claims from our suppliers for payment on inventory that is ordered in anticipation of customer purchases that do not come to fruition;
•a decline in the value of certain facilities we lease to less than our residual value guarantee with the lessor; and
•challenges maintaining reliable and uninterrupted sources of supply.
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

Our Revenues and Operating Results Are Variable
Our revenues and operating results may fluctuate significantly from quarter to quarter or year to year due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit from a small number of transactions can unfavorably affect operating results in a particular quarter or year. Factors that may cause our financial results to fluctuate unpredictably include but are not limited to:
•economic conditions in the electronics and semiconductor industries in general and specifically the semiconductor equipment industry;
•the size and timing of orders from customers;
•consolidation of the customer base, which may result in the investment decisions of one customer or market having a significant effect on demand for our products or services;
•procurement shortages;
•the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;
•manufacturing difficulties;
•customer cancellations or delays in shipments, installations, customer payments, and/or customer acceptances;
•the extent that customers continue to purchase and use our products and services in their business;
•our customers’ reuse of existing and installed products, to the extent that such reuse decreases their need to purchase new products or services;
•changes in average selling prices, customer mix, and product mix;
•our ability to develop, introduce, and market new, enhanced, and competitive products in a timely manner;
•our competitors’ introduction of new products;
•legal or technical challenges to our products and technologies;
•transportation, communication, demand, information technology, or supply disruptions based on factors outside our control, such as strikes, acts of God, wars, terrorist activities, widespread outbreak of illness, and natural or man-made disasters;
•legal, tax, accounting, or regulatory changes (including but not limited to change in import/export regulations and tariffs) or changes in the interpretation or enforcement of existing requirements;
•changes in our estimated effective tax rate; and
•foreign currency exchange rate fluctuations.
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
•general market, semiconductor, or semiconductor equipment industry conditions;
•economic or political events, trends, and unexpected developments occurring nationally, globally, or in any of our key sales regions;
•variations in our quarterly operating results and financial condition, including our liquidity;
•variations in our revenues, earnings, or other business and financial metrics from forecasts by us or securities analysts or from those experienced by other companies in our industry;
•announcements of restructurings, reductions in force, departure of key employees, and/or consolidations of operations;
•government regulations;
•developments in, or claims relating to, patent or other proprietary rights;
•technological innovations and the introduction of new products by us or our competitors;
•commercial success or failure of our new and existing products; or
•disruptions of relationships with key customers or suppliers.

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
We have experienced cybersecurity and other threats and incidents in the past. Although past threats and incidents have not resulted in a material adverse effect, we may incur material losses related to cybersecurity and other threats or incidents in the future. If we were subject to a cybersecurity and other incident, it could have a material adverse effect on our business. Such adverse effects might include:
•loss of (or inability to access, e.g. through ransomware) confidential and/or sensitive information stored on these critical information systems or transmitted to or from those systems;
•the disruption of the proper function of our products, services and/or operations;
•the failure of our or our customers’ manufacturing processes;
•errors in the output of our work or our customers’ work;
•the loss or public exposure of the personal information of our employees, customers or other parties;
•the public release of customer orders, financial and business plans, and operational results;
•exposure to claims from third parties who are adversely impacted by such incidents;
•misappropriation or theft of our or a customer’s, supplier’s or other party’s assets or resources, including technology data, intellectual property or other sensitive information and costs associated therewith;
•reputational damage;
•diminution in the value of our investment in research, development and engineering; or
•our failure to meet, or violation of, regulatory or other legal obligations, such as the timely publication or filing of financial statements, tax information and other required communications.
While we have implemented ISO 27001 compliant security procedures and virus protection software, intrusion prevention systems, identity and access control, and emergency recovery processes, and we carefully select our third-party providers of information systems, to mitigate risks to the information systems that we rely on, and to our technology, data, intellectual property and other sensitive information, those security procedures and mitigation and protection systems cannot be guaranteed to be fail-safe and we may still suffer cybersecurity and other incidents. It has been difficult and may continue to be difficult to hire and retain employees with substantial cybersecurity acumen. In addition, there have been and may continue to be instances of our policies and procedures not being effective in enabling us to identify risks, threats and incidents in a timely manner, or at all, or to respond expediently, appropriately and effectively when incidents occur and repair any damage caused by such incidents, and such occurrences could have a material adverse effect on our business.
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
•a decline in demand for even a limited number of our products,
•a failure to achieve continued market acceptance of our key products,
•export restrictions or other regulatory or legislative actions that could limit our ability to sell those products to key customers or customers within certain markets,
•an improved version of products being offered by a competitor in the markets in which we participate,
•increased pressure from competitors that offer broader product lines,
•increased pressure from regional competitors,
•technological changes that we are unable to address with our products, or
•a failure to release new or enhanced versions of our products on a timely basis.
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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part 1 Item 1. Business, accounted for approximately 96%, 92%, and 92% of total revenue in the three months ended September 27, 2020 and fiscal years 2020, and 2019, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
We are subject to various challenges related to international sales and the management of global operations including, but not limited to:
•domestic and international trade regulations, policies, practices, relations, disputes and issues;
•domestic and international tariffs, export controls and other barriers;
•developing customers and/or suppliers, who may have limited access to capital resources;
•global or national economic and political conditions;
•changes in currency controls;
•differences in the enforcement of intellectual property and contract rights in varying jurisdictions;
•our ability to respond to customer and foreign government demands for locally sourced systems, spare parts, and services and develop the necessary relationships with local suppliers;
•changes in and compliance with U.S. and international laws and regulations affecting foreign operations, including U.S. and international trade restrictions and sanctions, anti-bribery, anti-corruption, environmental, tax, and labor laws;
•fluctuations in interest and foreign currency exchange rates;
•the need for technical support resources in different locations; and
•our ability to secure and retain qualified people, and effectively manage people, in all necessary locations for the successful operation of our business.
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
We are exposed to potentially adverse movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations primarily related to revenues denominated in Japanese yen and expenses denominated in euro, Korean won, Malaysian ringgit, and Indian rupee. Currently, we hedge certain anticipated foreign currency cash flows, primarily anticipated revenues denominated in Japanese yen and expenses dominated in euro, Korean won, Malaysian ringgit, and Indian rupee. In addition, we enter into foreign currency hedge contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily third-party accounts receivables, accounts payables, and intercompany receivables and payables. We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of the underlying exposures and our forecasts of those exposures may leave us either over or under hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, expenses, monetary assets, and liabilities, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated monetary assets and liabilities (other than those currency exposures previously discussed), and currently we do not enter into foreign currency hedge contracts against these exposures. Therefore, we are subject to potential unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) in these currencies.
The magnitude of our overseas business also affects where our cash is generated. Certain uses of cash, such as share repurchases, payment of dividends, or the repayment of our notes, can usually only be made with onshore cash balances. Since the majority of our cash is generated outside of the United States, this may impact certain business decisions and outcomes.
Our Sales to Customers in China, a Region of Growing Significance to Us, Could be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China represented approximately 37%, 31%, and 22% of our total revenue for three months ended September 27, 2020 and fiscal years 2020 and 2019, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. In recent months, these actions have included an expansion of export license requirements imposed by the U.S. government, which could potentially limit the market for our products and adversely impact our revenues. For example, on June 29, 2020, a new rule enacted by the U.S Department of Commerce took effect that expands export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses. This rule has required and may require us to apply for additional export licenses for our products to be shipped to certain customers in China, and there is no assurance that we will be issued licenses that we may apply for on a timely basis or at all. The Department of Commerce has informed us that licenses are required for shipments to certain additional parties in China pursuant to this rule. Although we do not currently anticipate a material adverse impact from this rule on our revenues in China, the impact and application of this rule is uncertain, evolving, and could continue to change. In addition, our international sales may also be impacted by export licensing requirements applicable to our customers and their products. For example, on August 17, 2020, the U.S. Department of Commerce expanded a rule originally published on May 19, 2020 in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. This new rule does not impose additional export license requirements on our products, but it has the potential to adversely impact the demand for wafer fabrication equipment with U.S.-origin technology (potentially including many of our products) by customers that may intend to use such equipment to produce wafers, chipsets or certain related items when Huawei or its affiliates are expected to be parties to a transaction involving the items. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our results of operations.

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
Our indebtedness could have adverse consequences, including:
•risk associated with the alternative reference rate reform (e.g. LIBOR transition);
•risk associated with any inability to satisfy our obligations;
•a portion of our cash flows that may have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions, or general corporate or other purposes; and
•impairing our ability to obtain additional financing in the future.
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
Our Credit Agreements Contain Covenant Restrictions That May Limit Our Ability to Operate Our Business
We may be unable to respond to changes in business and economic conditions, engage in transactions that might otherwise be beneficial to us, or obtain additional financing because our debt agreements contain, and any of our other future similar agreements may contain, covenant restrictions that limit our ability to, among other things:
•incur additional debt, assume obligations in connection with letters of credit, or issue guarantees;
•create liens;
•enter into transactions with our affiliates;
•sell certain assets; and
•merge or consolidate with any person.
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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Company Shares
In November 2018, the Board of Directors authorized management to repurchase up to an additional $5.0 billion of Common Stock on such terms and conditions as it deems appropriate. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time. Funding for this share repurchase program may be through a combination of cash on hand, cash generation, and borrowings. As of September 27, 2020, we have purchased approximately $3.7 billion of shares under this authorization, comprised of $1.2 billion of open market purchases and execution of $2.5 billion of accelerated share repurchase arrangements.
Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 28, 2020				$1,773,427
June 29, 2020 - July 26, 2020	4	$339.86	—	1,773,427
July 27, 2020 - August 23, 2020	487	$372.37	483	1,593,430
August 24, 2020 - September 27, 2020	868	$327.63	861	1,311,429
Quarter ended September 27, 2020	1,359	$343.71	1,344	$1,311,429

(1)    During the three months ended September 27, 2020, we acquired 15 thousand shares at a total cost of $5.1 million, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

Exhibit Number	Description

10.1*
Employment Agreement with Patrick J. Lord, dated September 8, 2020 which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2020 (SEC File No. 000-12933).

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

*Indicates management contract or compensatory plan or arrangement.

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 27, 2020	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)