Form 10-Q
period 2020-12-27
LAM RESEARCH CORP
filed 2021-02-02
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2020
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 29, 2021, the Registrant had 142,908,315 shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Revenue	$3,456,237	$2,583,501	$6,633,317	$4,749,247
Cost of goods sold	1,852,442	1,403,857	3,523,343	2,587,893
Gross margin	1,603,795	1,179,644	3,109,974	2,161,354
Research and development	375,172	318,861	730,539	605,688
Selling, general, and administrative	218,899	174,272	408,647	331,700
Total operating expenses	594,071	493,133	1,139,186	937,388
Operating income	1,009,724	686,511	1,970,788	1,223,966
Other expense, net	(29,941)	(13,924)	(68,733)	(26,652)
Income before income taxes	979,783	672,587	1,902,055	1,197,314
Income tax expense	(110,554)	(158,077)	(209,375)	(217,015)
Net income	$869,229	$514,510	$1,692,680	$980,299
Net income per share:
Basic	$6.04	$3.57	$11.71	$6.79
Diluted	$5.96	$3.43	$11.55	$6.52
Number of shares used in per share calculations:
Basic	143,830	143,987	144,549	144,330
Diluted	145,910	150,097	146,579	150,389

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Net income	$869,229	$514,510	$1,692,680	$980,299
Other comprehensive income, net of tax:
Foreign currency translation adjustment	21,808	7,511	33,932	(1,187)
Cash flow hedges:
Net unrealized gains during the period	4,872	4,079	4,522	3,388
Net losses reclassified into net income	283	1,384	1,050	2,734
	5,155	5,463	5,572	6,122
Available-for-sale investments:
Net unrealized losses during the period	(644)	(1,713)	(2,044)	(2,713)
Net losses reclassified into net income	163	593	565	983
	(481)	(1,120)	(1,479)	(1,730)
Defined benefit plans, net change in unrealized component	64	459	60	578
Other comprehensive income, net of tax	26,546	12,313	38,085	3,783
Comprehensive income	$895,775	$526,823	$1,730,765	$984,082
See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 27, 2020	June 28, 2020
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$3,687,165	$4,915,172
Investments	2,355,067	1,795,080
Accounts receivable, less allowance of $5,283 as of December 27, 2020, and $5,465 as of June 28, 2020	2,900,362	2,097,099
Inventories	2,348,955	1,900,024
Prepaid expenses and other current assets	176,403	146,160
Total current assets	11,467,952	10,853,535
Property and equipment, net	1,208,285	1,071,499
Restricted cash and investments	252,807	253,911
Goodwill	1,485,078	1,484,436
Intangible assets, net	156,090	168,532
Other assets	800,162	727,134
Total assets	$15,370,374	$14,559,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$722,490	$592,387
Accrued expenses and other current liabilities	1,479,242	1,272,655
Deferred profit	556,474	457,523
Current portion of long-term debt and finance lease obligations	832,847	839,877
Total current liabilities	3,591,053	3,162,442
Long-term debt and finance lease obligations, less current portion	4,992,496	4,970,848
Income taxes payable	902,047	909,709
Other long-term liabilities	376,230	332,559
Total liabilities	9,861,826	9,375,558
Commitments and contingencies
Temporary equity, convertible notes	5,515	10,995
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares as of December 27, 2020 and June 28, 2020; issued and outstanding, 143,205 shares at December 27, 2020, and 145,331 shares at June 28, 2020	143	145
Additional paid-in capital	6,854,681	6,695,858
Treasury stock, at cost; 148,381 shares at December 27, 2020, and 145,432 shares at June 28, 2020	(14,135,555)	(12,949,889)
Accumulated other comprehensive loss	(56,126)	(94,211)
Retained earnings	12,839,890	11,520,591
Total stockholders’ equity	5,503,033	5,172,494
Total liabilities and stockholders’ equity	$15,370,374	$14,559,047
(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended
	December 27, 2020	December 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,692,680	$980,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,301	130,194
Deferred income taxes	(4,312)	74,516
Equity-based compensation expense	108,097	88,630
Amortization of note discounts and issuance costs	2,839	3,250
Other, net	8,190	3,699
Changes in operating assets and liabilities	(969,647)	(508,613)
Net cash provided by operating activities	987,148	771,975
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(154,878)	(101,310)
Purchases of available-for-sale securities	(2,452,216)	(1,619,695)
Maturities of available-for-sales securities	1,289,006	952,327
Sales of available-for-sale securities	594,238	795,559
Other, net	(7,876)	(10,528)
Net cash (used for) provided by investing activities	(731,726)	16,353
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(23,769)	(46,952)
Treasury stock purchases	(1,171,878)	(1,083,199)
Dividends paid	(355,056)	(325,589)
Reissuance of treasury stock related to employee stock purchase plan	41,434	38,447
Proceeds from issuance of common stock	13,646	4,501
Other, net	(1,179)	—
Net cash used for financing activities	(1,496,802)	(1,412,792)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12,269	862
Net decrease in cash, cash equivalents, and restricted cash	(1,229,111)	(623,602)
Cash, cash equivalents, and restricted cash at beginning of period	5,169,083	3,913,396
Cash, cash equivalents, and restricted cash at end of period	$3,939,972	$3,289,794
Schedule of non-cash transactions:
Accrued payables for stock repurchases	23,046	289
Accrued payables for capital expenditures	72,282	27,966
Dividends payable	186,611	163,510
Transfers of inventory to property and equipment, net	49,748	27,472

Reconciliation of cash, cash equivalents, and restricted cash	December 27, 2020	December 29, 2019
Cash and cash equivalents	$3,687,165	$3,035,887
Restricted cash and investments	252,807	253,907
Total cash, cash equivalents, and restricted cash	$3,939,972	$3,289,794
See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	December 27, 2020
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 27, 2020	144,593	$145	$6,761,545	$(13,416,986)	$(82,672)	$12,157,153	$5,419,185
Issuance of common stock	100	—	8,108	—	—	—	8,108
Purchase of treasury stock	(1,796)	(2)	—	(727,742)	—	—	(727,744)
Reissuance of treasury stock	207	—	32,261	9,173	—	—	41,434
Equity-based compensation expense	—	—	52,109	—	—	—	52,109
Effect of conversion of convertible notes	101	—	(134)	—	—	—	(134)
Reclassification from temporary to permanent equity	—	—	792	—	—	—	792
Net income	—	—	—	—	—	869,229	869,229
Other comprehensive income	—	—	—	—	26,546	—	26,546
Cash dividends declared ($1.30 per common share)	—	—	—	—	—	(186,492)	(186,492)
Balance at December 27, 2020	143,205	$143	$6,854,681	$(14,135,555)	$(56,126)	$12,839,890	$5,503,033

	Six Months Ended
	December 27, 2020
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 28, 2020	145,331	$145	$6,695,858	$(12,949,889)	$(94,211)	$11,520,591	$5,172,494
Issuance of common stock	205	—	13,646	—	—	—	13,646
Purchase of treasury stock	(3,156)	(3)	—	(1,194,839)	—	—	(1,194,842)
Reissuance of treasury stock	207	—	32,261	9,173	—	—	41,434
Equity-based compensation expense	—	—	108,097	—	—	—	108,097
Effect of conversion of convertible notes	618	1	(661)	—	—	—	(660)
Reclassification from temporary to permanent equity	—	—	5,480	—	—	—	5,480
Adoption of ASU 2018-18 [1]	—	—	—	—	—	1,157	1,157
Net income	—	—	—	—	—	1,692,680	1,692,680
Other comprehensive income	—	—	—	—	38,085	—	38,085
Cash dividends declared ($2.60 per common share)	—	—	—	—	—	(374,538)	(374,538)
Balance at December 27, 2020	143,205	$143	$6,854,681	$(14,135,555)	$(56,126)	$12,839,890	$5,503,033

(1) Refer to Note 2 - Recent Accounting Pronouncements for more information regarding this FASB Accounting Standard Updates.

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended
	December 29, 2019
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 29, 2019	144,871	$145	$6,456,492	$(11,680,689)	$(72,560)	$10,233,005	$4,936,393
Issuance of common stock	72	—	632	—	—	—	632
Purchase of treasury stock	(3,242)	(3)	—	(1,005,340)	—	—	(1,005,343)
Reissuance of treasury stock	296	—	25,710	12,737	—	—	38,447
Equity-based compensation expense	—	—	45,725	—	—	—	45,725
Effect of conversion of convertible notes	465	—	(3,987)	—	—	—	(3,987)
Reclassification from temporary to permanent equity	—	—	4,249	—	—	—	4,249
Net income	—	—	—	—	—	514,510	514,510
Other comprehensive income	—	—	—	—	12,313	—	12,313
Cash dividends declared ($1.15 per common share)	—	—	—	—	—	(163,510)	(163,510)
Balance at December 29, 2019	142,462	$142	$6,528,821	$(12,673,292)	$(60,247)	$10,584,005	$4,379,429

	Six Months Ended
	December 29, 2019
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2019	144,433	$144	$6,409,405	$(11,602,573)	$(64,030)	$9,930,919	$4,673,865
Issuance of common stock	183	—	4,501	—	—	—	4,501
Purchase of treasury stock	(3,639)	(3)	—	(1,083,456)	—	—	(1,083,459)
Reissuance of treasury stock	296	—	25,710	12,737	—	—	38,447
Equity-based compensation expense	—	—	88,630	—	—	—	88,630
Effect of conversion of convertible notes	1,189	1	(10,560)	—	—	—	(10,559)
Reclassification from temporary to permanent equity	—	—	11,135	—	—	—	11,135
Adoption of ASU 2016-02	—	—	—	—	—	3,018	3,018
Net income	—	—	—	—	—	980,299	980,299
Other comprehensive income	—	—	—	—	3,783	—	3,783
Cash dividends declared ($2.30 per common share)	—	—	—	—	—	(330,231)	(330,231)
Balance at December 29, 2019	142,462	$142	$6,528,821	$(12,673,292)	$(60,247)	$10,584,005	$4,379,429

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 27, 2020
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 27, 2021 and includes 52 weeks. The quarters ended December 27, 2020 (the “December 2020 quarter”) and December 29, 2019 (the “December 2019 quarter”) included 13 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The amendment revises the impairment model to utilize an expected loss methodology in place of the previously used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including but not limited to, available for sale debt securities and accounts receivable. The FASB issued a subsequent amendment to the initial guidance in April 2019 and November 2019 within ASU 2019-04 and ASU 2019-11, respectively. The adoption of these standards in the first quarter of fiscal year 2021 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, “ Reference Rate Reform (Topic 848),” which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from reference rate reform. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modifications made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022. The Company has not yet applied the relief afforded by these standard amendments and is currently assessing contracts that will require modification due to reference rate reform to which these standard amendments may be applied.

Updates Not Yet Adopted or Effective

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. ASU 2020-06 also eliminates the treasury stock method to calculate diluted earnings per share and requires the if-converted method. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is required to adopt this standard in the first quarter of fiscal year 2023. The update permits the use of either the modified retrospective or fully retrospective method of transition. The Company does not expect adoption of this standard to have a material impact on its Consolidated Financial Statements related to the Company’s existing 2041 Notes (as defined in Note 12 - Long-Term Debt and Other Borrowings ).
NOTE 3 — REVENUE
Deferred Revenue
Revenue of $83.8 million and $358.1 million included in deferred revenue at June 28, 2020 was recognized during the three and six months ended December 27, 2020.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of December 27, 2020 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years	Total
	(In thousands)
Deferred revenue	$509,265	$130,327	(1)	$—	$639,592
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
The following table presents the Company’s revenues disaggregated between system and its customer support-related revenue:

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(In thousands)
System revenue	$2,307,421	$1,747,093	$4,455,662	$3,112,321
Customer support-related revenue and other	1,148,816	836,408	2,177,655	1,636,926
	$3,456,237	$2,583,501	$6,633,317	$4,749,247
System revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant product line.

The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(In thousands)
China	$1,208,185	$758,286	$2,382,854	$1,349,954
Korea	712,525	463,178	1,468,782	914,661
Taiwan	584,299	680,871	1,030,390	1,072,363
Southeast Asia	365,458	184,168	568,797	397,923
Japan	344,023	208,240	736,549	481,913
United States	137,492	223,725	275,384	407,384
Europe	104,255	65,033	170,561	125,049
	$3,456,237	$2,583,501	$6,633,317	$4,749,247
The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Memory	68%	52%	63%	58%
Foundry	26%	36%	31%	31%
Logic/integrated device manufacturing	6%	12%	6%	11%
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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(in thousands)
Equity-based compensation expense	$52,109	$45,725	$108,097	$88,630
Income tax benefit recognized related to equity-based compensation expense	$9,911	$4,461	$19,788	$14,279

NOTE 5 — OTHER EXPENSE, NET
The significant components of other expense, net, are as follows:

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(in thousands)
Interest income	$4,796	$25,454	$11,755	$57,238
Interest expense	(52,551)	(42,615)	(104,666)	(86,610)
Gains on deferred compensation plan-related assets, net	24,207	14,129	37,134	13,693
Foreign exchange losses, net	(3,763)	(2,287)	(5,138)	(2,816)
Other, net	(2,630)	(8,605)	(7,818)	(8,157)
	$(29,941)	$(13,924)	$(68,733)	$(26,652)
NOTE 6 — INCOME TAX EXPENSE
The Company’s provision for income taxes and effective tax rate are as follows:

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(in thousands, except percentages)
Income tax expense	$110,554	$158,077	$209,375	$217,015
Effective tax rate	11.3%	23.5%	11.0%	18.1%
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three and six months ended December 27, 2020 and December 29, 2019 was primarily due to income in lower tax jurisdictions and a cumulative income tax benefit reversal due to a court ruling in the three and six months ended December 29, 2019.
The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax return for the fiscal year ended June 24, 2018. As of December 27, 2020, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitations. The change in uncertain tax positions as a result of lapses of statutes of limitations may range up to $9.1 million.

NOTE 7 — NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, restricted stock units, and convertible notes. Refer to Note 12 - Long-term Debt and Other Borrowings for additional information regarding the Company’s convertible notes. The following table reconciles the inputs to the basic and diluted computations for net income per share.

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(in thousands, except per share data)
Numerator:
Net income	$869,229	$514,510	$1,692,680	$980,299
Denominator:
Basic average shares outstanding	143,830	143,987	144,549	144,330
Effect of potential dilutive securities:
Employee stock plans	1,293	1,528	1,202	1,359
Convertible notes	787	4,582	828	4,700
Diluted average shares outstanding	145,910	150,097	146,579	150,389
Net income per share - basic	$6.04	$3.57	$11.71	$6.79
Net income per share - diluted	$5.96	$3.43	$11.55	$6.52

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(in thousands)
Options and RSUs	4	3	2	4
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
Investments
The following tables set forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of December 27, 2020, and June 28, 2020:

	December 27, 2020
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$1,148,170	$—	$—	$1,148,170	$1,145,390	$—	$2,780	$—
Time deposits	1,798,552	—	—	1,798,552	1,548,525	—	250,027	—
Level 1:
Money market funds	913,708	—	—	913,708	913,708	—	—	—
U.S. Treasury and agencies	602,355	213	(2)	602,566	20,161	582,405	—	—
Mutual funds	72,685	10,395	(103)	82,977	—	—	—	82,977
Level 1 Total	1,588,748	10,608	(105)	1,599,251	933,869	582,405	—	82,977
Level 2:
Government-sponsored enterprises	3,496	15	—	3,511	—	3,511	—	—
Foreign government bonds	45,112	43	(2)	45,153	—	45,153	—	—
Corporate notes and bonds	1,765,273	3,878	(221)	1,768,930	59,381	1,709,549	—	—
Mortgage backed securities — residential	6,997	62	(3)	7,056	—	7,056	—	—
Mortgage backed securities — commercial	7,345	48	—	7,393	—	7,393	—	—
Level 2 Total	1,828,223	4,046	(226)	1,832,043	59,381	1,772,662	—	—
Total	$6,363,693	$14,654	$(331)	$6,378,016	$3,687,165	$2,355,067	$252,807	$82,977

	June 28, 2020
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$977,862	$—	$—	$977,862	$973,978	$—	$3,884	$—
Time deposits	2,244,655	—	—	2,244,655	1,994,628	—	250,027	—
Level 1:
Money market funds	1,709,350	—	—	1,709,350	1,709,350	—	—	—
U.S. Treasury and agencies	552,088	373	(9)	552,452	76,992	475,460	—	—
Mutual funds	68,784	4,571	(928)	72,427	—	—	—	72,427
Level 1 Total	2,330,222	4,944	(937)	2,334,229	1,786,342	475,460	—	72,427
Level 2:
Government-sponsored enterprises	31,442	12	—	31,454	25,999	5,455	—	—
Foreign government bonds	10,693	28	(5)	10,716	2,540	8,176	—	—
Corporate notes and bonds	1,405,615	5,344	(302)	1,410,657	131,685	1,278,972	—	—
Mortgage backed securities — residential	3,142	71	—	3,213	—	3,213	—	—
Mortgage backed securities — commercial	23,660	144	—	23,804	—	23,804	—	—
Level 2 Total	1,474,552	5,599	(307)	1,479,844	160,224	1,319,620	—	—
Total	$7,027,291	$10,543	$(1,244)	$7,036,590	$4,915,172	$1,795,080	$253,911	$72,427
The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments.
Following the adoption of Accounting Standard Codification Topic 326-30 (see additional information in Note 2 - Recent Accounting Pronouncements), the Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the income statement. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the income statement. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the income statement during the three and six months ended December 27, 2020.
The Company did not recognize any losses on investments due to other-than-temporary impairments during the three and six months ended December 29, 2019. Gross realized gains/(losses) from sales of investments were insignificant in the three and six months ended December 27, 2020 and December 29, 2019.
The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	December 27, 2020
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
U.S. Treasury and agencies	$56,901	$(2)	$—	$—	$56,901	$(2)
Mutual funds	—	—	5,403	(103)	5,403	(103)
Foreign government bonds	8,843	(2)	—	—	8,843	(2)
Corporate notes and bonds	332,902	(221)	—	—	332,902	(221)
Mortgage backed securities — residential	4,448	(3)	—	—	4,448	(3)
	$403,094	$(228)	$5,403	$(103)	$408,497	$(331)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities are as follows as of December 27, 2020:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$4,214,397	$4,215,126
Due after one year through five years	872,280	875,416
Due in more than five years	56,161	56,327
	$5,142,838	$5,146,869
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
Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of December 27, 2020 and June 28, 2020, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be immaterial to the Condensed Consolidated Balance Sheets.
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
As of December 27, 2020 and June 28, 2020, the fair value of outstanding cash flow hedges was not material. Additionally, as of December 27, 2020, the Company had an immaterial net gain or loss accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges and interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 12 months.
The following table provides the total notional value of cash flow hedge instruments outstanding as of December 27, 2020:

December 27, 2020
(In thousands)
Buy Contracts	$283,540
Sell Contracts	300,228
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”), was as follows:

		Three Months Ended		Six Months Ended
		December 27, 2020		December 27, 2020
	Location of Gain or (Loss) Recognized in or Reclassified into Net Income	(Loss) Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Net Income	(Loss) Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Net Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$(5,056)	$(1,440)	$(8,337)	$(2,275)
Foreign Exchange Contracts	Cost of goods sold	5,809	1,158	6,902	1,718
Foreign Exchange Contracts	Research and Development	1,875	—	2,269	—
Foreign Exchange Contracts	Selling, general, and administrative	4,157	1,018	5,797	1,323
Interest Rate Contracts	Other expense, net	—	(957)	—	(1,909)
		$6,785	$(221)	$6,631	$(1,143)

		Three Months Ended		Six Months Ended
		December 29, 2019		December 29, 2019
	Location of Gain or (Loss) Recognized in or Reclassified into Income	Gain Recognized in AOCI	Loss Reclassified from AOCI into Income	Gain (Loss) Recognized in AOCI	Loss Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$2,264	$(172)	$3,198	$(506)
Foreign Exchange Contracts	Cost of goods sold	196	(1,090)	(1,067)	(1,900)
Foreign Exchange Contracts	Selling, general, and administrative	130	(417)	(465)	(893)
Interest Rate Contracts	Other expense, net	2,394	(35)	2,394	(70)
		$4,984	$(1,714)	$4,060	$(3,369)
Balance Sheet Hedges
The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. These forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded as a component of other expense, net and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in other expense, net. As of December 27, 2020 and June 28, 2020, the fair value of outstanding balance sheet hedges was not material.
The following table provides the total notional value of balance sheet hedge instruments outstanding as of December 27, 2020:

December 27, 2020
(In thousands)
Buy Contracts	$211,703
Sell Contracts	145,615
The effect of the Company’s balance sheet hedge derivative instruments on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended		Six Months Ended
		December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income	Loss Recognized in Income
(in thousands)
Foreign Exchange Contracts	Other expense, net	$1,156	$3,571	$3,903	$(1,930)

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
NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	December 27, 2020	June 28, 2020
	(in thousands)
Raw materials	$1,358,417	$1,161,961
Work-in-process	299,715	251,199
Finished goods	690,823	486,864
	$2,348,955	$1,900,024
NOTE 10 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.5 billion as of December 27, 2020 and June 28, 2020. As of December 27, 2020 and June 28, 2020, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Intangible Assets
The following table provides the Company’s intangible assets, other than goodwill:

	December 27, 2020			June 28, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$630,251	$(557,001)	$73,250	$630,137	$(532,550)	$97,587
Existing technology	669,245	(657,370)	11,875	668,992	(654,382)	14,610
Patents and other intangible assets	120,304	(49,339)	70,965	98,342	(42,007)	56,335
Total intangible assets	$1,419,800	$(1,263,710)	$156,090	$1,397,471	$(1,228,939)	$168,532
The Company recognized $17.6 million and $16.5 million in intangible asset amortization expense during the three months ended December 27, 2020 and December 29, 2019, respectively. The Company recognized $34.5 million and $32.7 million in intangible asset amortization expense during the six months ended December 27, 2020 and December 29, 2019, respectively.
The estimated future amortization expense of intangible assets as of December 27, 2020, is reflected in the table below. The table excludes $14.5 million of capitalized costs for internal-use software that have not been placed into service.

Fiscal Year	Amount
(in thousands)
2021 (remaining 6 months)	$35,370
2022	66,713
2023	20,983
2024	11,135
2025	5,756
Thereafter	1,606
$141,563

NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 27, 2020	June 28, 2020
	(in thousands)
Accrued compensation	$546,820	$402,401
Warranty reserves	135,154	117,839
Income and other taxes payable	152,522	215,652
Dividend payable	186,611	167,129
Other	458,135	369,634
	$1,479,242	$1,272,655
NOTE 12 — LONG-TERM DEBT AND OTHER BORROWINGS
As of December 27, 2020, and June 28, 2020, the Company’s outstanding debt consisted of the following:

	December 27, 2020			June 28, 2020
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 2.80% Senior Notes Due June 15, 2021 ("2021 Notes")	800,000		2.95%	800,000		2.95%
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%	500,000		3.87%
Fixed-rate 3.75% Senior Notes Due March 15, 2026 ("2026 Notes")	750,000		3.86%	750,000		3.86%
Fixed-rate 4.00% Senior Notes Due March 15, 2029 ("2029 Notes")	1,000,000		4.09%	1,000,000		4.09%
Fixed-rate 1.90% Senior Note Due June 15, 2030 ("2030 Notes")	750,000		2.01%	750,000		2.01%
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 ("2041 Notes")	26,863	(1)	4.28%	48,460	(1)	4.28%
Fixed-rate 4.875% Senior Notes Due March 15, 2049 ("2049 Notes")	750,000		4.93%	750,000		4.93%
Fixed-rate 2.875% Senior Note Due June 15, 2050 ("2050 Notes")	750,000		2.93%	750,000		2.93%
Fixed-rate 3.125% Senior Note Due June 15, 2060 ("2060 Notes")	500,000		3.18%	500,000		3.18%
Total debt outstanding, at par	5,826,863			5,848,460
Unamortized discount	(45,704)			(53,086)
Fair value adjustment - interest rate contracts	7,513	(2)		8,405	(2)
Unamortized bond issuance costs	(7,868)			(8,301)
Total debt outstanding, at carrying value	$5,780,804			$5,795,478
Reported as:
Current portion of long-term debt	$820,702			$836,107
Long-term debt	4,960,102			4,959,371
Total debt outstanding, at carrying value	$5,780,804			$5,795,478
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
Under certain circumstances, the 2041 Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the table below. The principal value of the 2041 Note conversions in the three and six months ended December 27, 2020, was approximately $3.5 million and $21.6 million, respectively. As a result of the cumulative conversions, as of December 27, 2020, $26.9 million of the 2041 notes remain outstanding.
During the three months ended December 27, 2020 and in the subsequent period through February 2, 2021, the Company received notices of conversion for an additional $9.6 million principal value of 2041 Notes, which will settle in the three months ending March 28, 2021.
Selected additional information regarding the 2041 Notes outstanding as of December 27, 2020, and June 28, 2020, is as follows:

	December 27, 2020	June 28, 2020
	2041 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$161,577	$161,467
Carrying amount of temporary equity component, net of tax	$5,515	$10,995
Remaining amortization period (years)	20.4	20.9
Fair Value of Notes (Level 2)	$405,576
Conversion rate (shares of common stock per $1,000 principal amount of notes)	31.7239
Conversion price (per share of common stock)	$31.52
If-converted value in excess of par value	$382,482
Estimated share dilution using average quarterly stock price $413.11 per share	787
Senior Notes
On May 5, 2020, the company completed a public offering of $750 million aggregate principal amount of the Company’s Senior Notes due June 15, 2030 (the “2030 Notes”), $750 million aggregate principal amount of the Company’s Senior Notes due June 15, 2050 (the “2050 Notes”), and $500 million aggregate principal amount of the Company’s Senior Notes due June 15, 2060 (the “2060 Notes”). The Company pays interest at an annual rate of 1.90%, 2.875%, and 3.125%, on the 2030, 2050, and 2060 Notes, respectively, on a semi-annual basis on June 15 and December 15 of each year.
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
Selected additional information regarding the Senior Notes outstanding as of December 27, 2020, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2021 Notes	0.5	$807,856
2025 Notes	4.2	$560,895
2026 Notes	5.2	$859,155
2029 Notes	8.2	$1,201,360
2030 Notes	9.5	$777,105
2049 Notes	28.2	$1,086,720
2050 Notes	29.5	$801,728
2060 Notes	39.5	$561,015
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
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (2) LIBOR multiplied by the statutory rate, plus a spread of 0.9% to 1.5%, in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants and events of default. As of December 27, 2020, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program (“the CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. The net proceeds from the CP Program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. As of December 27, 2020 and June 28, 2020, the Company had no outstanding borrowings under the CP Program.

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, convertible notes, commercial paper, and the revolving credit facility during the three and six months ended December 27, 2020 and December 29, 2019.

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(in thousands)
Contractual interest coupon	$49,515	$40,665	$99,086	$81,787
Amortization of interest discount	1,001	1,158	2,013	2,393
Amortization of issuance costs	413	416	824	830
Effect of interest rate contracts, net	511	155	1,017	830
Total interest cost recognized	$51,440	$42,394	$102,940	$85,840
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
The Company had leases regarding certain improved properties in Fremont and Livermore, California (the “California Facility Leases”) that were classified as operating leases as of June 28, 2020. On September 21, 2020, the Company renewed these leases for an additional seven-year term, and concluded the modified leases are finance leases, and recognized approximately $31.4 million of property and equipment, net, for the associated right of use assets, and $29.8 million of finance lease obligations ($3.1 million classified in current portion of long-term debt and finance lease obligations and the remainder in long-term debt and finance lease obligations, less current portion). The Company is required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of December 27, 2020.
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
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of December 27, 2020, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of December 27, 2020, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $66.1 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of December 27, 2020, warranty reserves totaling $18.1 million were recognized in other long-term liabilities, the remainder were included in accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(in thousands)
Balance at beginning of period	$136,860	$114,470	$129,197	$127,932
Warranties issued during the period	57,602	40,419	103,646	70,899
Settlements made during the period	(41,539)	(31,848)	(77,670)	(66,916)
Changes in liability for pre-existing warranties	291	(4,848)	(1,959)	(13,722)
Balance at end of period	$153,214	$118,193	$153,214	$118,193
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
NOTE 15 — STOCK REPURCHASE PROGRAM
In November 2020, the Board of Directors authorized the Company to repurchase up to an additional $5.0 billion of Common Stock; this authorization supplements the remaining balances from any prior authorizations. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time.

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 28, 2020				$1,773,427
Quarter ended September 27, 2020	1,344	$461,998	$343.73	$1,311,429
Board authorization, $5 billion increase, November 2020				$6,311,429
Quarter ended December 27, 2020	1,789	$724,485	$404.98	$5,586,944
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three and six months ended December 27, 2020, the Company acquired 8 thousand shares at a total cost of $3.3 million and 23 thousand shares at a total cost of $8.4 million, respectively, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, net of tax at December 27, 2020, as well as the activity for the six months ending December 27, 2020, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Gain or Loss on Cash flow hedges		Accumulated Unrealized Holding Gain or Loss on Available-For-Sale Investments		Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance at June 28, 2020	$(45,811)	$(32,796)		$4,923		$(20,527)	$(94,211)
Other comprehensive income (loss) before reclassifications	33,932	4,522		(2,044)		60	36,470
Losses reclassified from accumulated other comprehensive loss to net income	—	1,050	(1)	565	(2)	—	1,615
Net current-period other comprehensive income (loss)	33,932	5,572		(1,479)		60	38,085
Balance at December 27, 2020	$(11,879)	$(27,224)		$3,444		$(20,467)	$(56,126)

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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, margins, market share, served addressable market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, any changes in our customers’ proportion of capital expenditure (with respect to certain technology inflections); hedging transactions; debt or financing arrangements; our competition, and our ability to defend our market share and to gain new market share; our ability to obtain and qualify alternative sources of supply; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; anticipated growth or decline in the industry and the total market for wafer fabrication equipment, our growth relative thereto and the resulting impact on us from such growth or decline; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; the role of component suppliers in our business; our leadership and competency, and our ability to facilitate innovation; our ability to continue to, including the underlying factors that, create sustainable differentiation; the resources invested to comply with evolving standards and the impact of such efforts; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our strategic relevance with our customers; our ability to scale our operations to respond to changes in our business; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; the impact of the COVID-19 pandemic, and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 28, 2020 (our “2020 Form 10-K”), our quarterly report on Form 10-Q for the fiscal quarter ended September 27, 2020, and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and six months ended December 27, 2020, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2020 Form 10-K.

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
In calendar year 2020, there was an increase in wafer fabrication equipment spending by semiconductor manufacturers, driven by the robust secular demand for semiconductors in a number of markets including high-performance computing, personal computers, and 5G networks. During the December 2020 quarter, customer demand was strong, and we improved our production output levels as we operated under COVID-19-related safety protocols. While we are currently seeing improvements in both our own operations and those of our suppliers, we have experienced higher costs of goods sold related to freight and logistics. Risks and uncertainties related to the COVID-19 pandemic remain, which may continue to negatively impact our revenue and gross margin. Over the longer term, we believe that secular demand for semiconductors will continue to drive sustainable growth for our products and services, and that technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will lead to an increase in the served addressable market for our products and services in the deposition, etch, and clean businesses.
The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	December 27, 2020	September 27, 2020	December 29, 2019
	(in thousands, except per share data and percentages)
Revenue	$3,456,237	$3,177,080	$2,583,501
Gross margin	$1,603,795	$1,506,179	$1,179,644
Gross margin as a percent of total revenue	46.4%	47.4%	45.7%
Total operating expenses	$594,071	$545,115	$493,133
Net income	$869,229	$823,451	$514,510
Diluted net income per share	$5.96	$5.59	$3.43

In the December 2020 quarter, revenue increased 9% compared to the September 2020 quarter, primarily as a result of increased investments from our memory customers. The decrease in gross margin as a percentage of revenue in the December 2020 quarter compared to the September 2020 quarter was primarily driven by customer and product mix. The increase in operating expenses in the December 2020 quarter compared to the September 2020 quarter was mainly driven by increases in employee-related costs and outside services.
Our cash and cash equivalents, investments, and restricted cash and investments balances decreased to $6.3 billion at the end of the December 2020 quarter compared to $6.9 billion at the end of the September 2020 quarter. This decrease was primarily the result of $723.3 million of share repurchases, including net share settlement on employee stock-based compensation; $187.9 million of dividends paid to stockholders; and $92.1 million of capital expenditures, partially offset by $344.6 million of cash generated from operating activities. Employee headcount as of December 27, 2020 was approximately 12,200.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended			Six Months Ended
	December 27, 2020	September 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Revenue (in millions)	$3,456	$3,177	$2,584	$6,633	$4,749
China	35%	37%	29%	36%	28%
Korea	21%	24%	18%	22%	19%
Taiwan	17%	14%	26%	16%	23%
Japan	10%	12%	8%	11%	10%
Southeast Asia	10%	7%	7%	8%	8%
United States	4%	4%	9%	4%	9%
Europe	3%	2%	3%	3%	3%
Revenue for the December 2020 quarter increased 9% from the September 2020 quarter, as a result of increased investments from our memory customers.
The following table presents our revenue disaggregated between system and customer support-related revenue:

	Three Months Ended			Six Months Ended
	December 27, 2020	September 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(In thousands)
System revenue	$2,307,421	$2,148,241	$1,747,093	$4,455,662	$3,112,321
Customer support-related revenue and other	1,148,816	1,028,839	836,408	2,177,655	1,636,926
	$3,456,237	$3,177,080	$2,583,501	$6,633,317	$4,749,247
Please refer to Note 3, “Revenue,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets we serve:

	Three Months Ended			Six Months Ended
	December 27, 2020	September 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Memory	68%	58%	52%	63%	58%
Foundry	26%	36%	36%	31%	31%
Logic/integrated device manufacturing	6%	6%	12%	6%	11%

Gross Margin

	Three Months Ended			Six Months Ended
	December 27, 2020	September 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(in thousands, except percentages)
Gross margin	$1,603,795	$1,506,179	$1,179,644	$3,109,974	$2,161,354
Percent of revenue	46.4%	47.4%	45.7%	46.9%	45.5%
Gross margin as a percentage of revenue was lower in the December 2020 quarter compared to the September 2020 quarter primarily due to customer and product mix.
The increase in gross margin as a percentage of revenue in the December 2020 quarter and in the six months ended December 27, 2020 compared to the same periods in the prior year was driven by customer and product mix, partially offset by higher factory spending and lower field utilization as a result of COVID-19 disruptions.
Research and Development

	Three Months Ended			Six Months Ended
	December 27, 2020	September 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(in thousands, except percentages)
Research & development (“R&D”)	$375,172	$355,367	$318,861	$730,539	$605,688
Percent of revenue	10.9%	11.2%	12.3%	11.0%	12.8%
We continued to make significant R&D investments in the December 2020 quarter focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. The increase in R&D expense in the December 2020 quarter compared to the September 2020 quarter was primarily driven by increases of $11 million in outside services and $7 million in employee-related expenses.
The increase in R&D expense in the December 2020 quarter compared to the same period in the prior year was primarily driven by increases of $35 million in employee-related expenses as a result of increased headcount and $20 million in outside services.
The increase in R&D expense in the six months ended December 27, 2020 compared to the same period in the prior year was primarily driven by increases of $73 million in employee-related expenses as a result of increased headcount, $30 million in outside services, and $21 million in spending for supplies.
Selling, General, and Administrative

	Three Months Ended			Six Months Ended
	December 27, 2020	September 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$218,899	$189,748	$174,272	$408,647	$331,700
Percent of revenue	6.3%	6.0%	6.7%	6.2%	7.0%
SG&A expense during the December 2020 quarter increased in comparison to the September 2020 quarter, primarily driven by increases of $10 million in outside services and $8 million in employee-related expenses.
SG&A expense during the December 2020 quarter increased compared to the same period in the prior year, primarily driven by increases of $26 million in employee-related expenses as a result of increased headcount and $12 million in outside services.
The increase in SG&A expense in the six months ended December 27, 2020 compared to the same period in the prior year was primarily due to increases of $47 million in employee-related expenses as a result of increased headcount and $16 million in outside services.

Other Expense, Net
Other expense, net consisted of the following:

	Three Months Ended			Six Months Ended
	December 27, 2020	September 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(in thousands)
Interest income	$4,796	$6,959	$25,454	$11,755	$57,238
Interest expense	(52,551)	(52,115)	(42,615)	(104,666)	(86,610)
Gains on deferred compensation plan-related assets, net	24,207	12,927	14,129	37,134	13,693
Foreign exchange losses, net	(3,763)	(1,375)	(2,287)	(5,138)	(2,816)
Other, net	(2,630)	(5,188)	(8,605)	(7,818)	(8,157)
	$(29,941)	$(38,792)	$(13,924)	$(68,733)	$(26,652)
Interest income decreased in the December 2020 quarter compared to the September 2020 quarter as a result of a lower cash balance and lower yield. The decrease in interest income in the December 2020 quarter and in the six months ended December 27, 2020 compared to the same periods in the prior year was as a result of lower yield.
Interest expense remained relatively flat in the December 2020 quarter compared to the September 2020 quarter as there was no significant debt activity. Interest expense increased in the December 2020 quarter and in the six months ended December 27, 2020 compared to the same periods in the prior year due to the May 2020 issuance of the $2.0 billion senior notes, partially offset by the retirement of $500 million of senior notes in March 2020 and conversions of the 2041 Notes.
The gains on deferred compensation plan-related assets in the December 2020, September 2020, and December 2019 quarters were driven by an improvement in the fair market value of the underlying funds.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	December 27, 2020	September 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(in thousands, except percentages)
Income tax expense	$110,554	$98,821	$158,077	$209,375	$217,015
Effective tax rate	11.3%	10.7%	23.5%	11.0%	18.1%
The increase in the effective tax rate for the December 2020 quarter compared to the September 2020 quarter was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions in the December 2020 quarter.
The decrease in the effective tax rate for the three and six months ended December 27, 2020 compared to the same periods in the prior year was primarily due to a cumulative income tax benefit reversal due to a court ruling in the three and six months ended December 2019.
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
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $6.3 billion at December 27, 2020 compared to $7.0 billion as of June 28, 2020. This decrease was primarily driven by $1.2 billion of share repurchases, including net share settlement on employee stock-based compensation, along with $355.1 million of dividends paid to stockholders and $154.9 million of capital expenditures, partially offset by $987.1 million of cash generated from operating activities.
Cash Flow from Operating Activities
Net cash provided by operating activities of $987.1 million during the six months ended December 27, 2020, consisted of (in thousands):

Net income	$1,692,680
Non-cash charges:
Depreciation and amortization	149,301
Equity-based compensation expense	108,097
Deferred income taxes	(4,312)
Amortization of note discounts and issuance costs	2,839
Changes in operating asset and liability accounts	(969,647)
Other	8,190
$987,148
Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $801.2 million, inventory of $498.2 million, and prepaid expense and other assets of $47.8 million. The uses of cash are offset by sources of cash from the following: increases in accrued expense and other liabilities of $168.4 million, trade accounts payable of $111.9 million, and deferred profit of $97.2 million.
Cash Flow from Investing Activities
Net cash used for investing activities during the six months ended December 27, 2020, was $731.7 million, primarily consisting of net purchases of available-for-sale securities of $569.0 million along with capital expenditures of $154.9 million.

Cash Flow from Financing Activities
Net cash used for financing activities during the six months ended December 27, 2020, was $1.5 billion, primarily consisting of $1.2 billion in treasury stock repurchases, including net share settlement on employee stock-based compensation, $355.1 million in dividends paid, and $23.8 million of cash paid for debt repayment, partially offset by $55.1 million combined proceeds from issuance of common stock and reissuance of treasury stock.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of December 27, 2020, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
Under certain circumstances, our 2041 Notes may be converted and settled in cash and shares of our Common Stock. During the six months ended December 27, 2020, approximately $21.6 million principal value of convertible 2041 Notes were converted and in the subsequent period through February 2, 2021, we received notices of conversion of an additional $9.6 million principal value of 2041 Notes, which will settle in the three months ending March 28, 2021. We expect to have sufficient levels of cash, cash equivalents, and short term investments to fund the near-term settlement of these Convertible Notes.
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
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2020 Form 10-K. Other than as noted below, our exposure related to market risk has not changed materially since June 28, 2020. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of December 27, 2020. Actual results may differ materially.
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

The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of December 27, 2020, were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 27, 2020	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
U.S. Treasury and agencies	$602,827	$602,827	$602,827	$602,566	$601,333	$600,101	$598,869
Government-sponsored enterprises	3,523	3,523	3,523	3,511	3,475	3,439	3,402
Foreign government bonds	45,272	45,272	45,272	45,153	44,952	44,750	44,549
Corporate notes and bonds	1,774,305	1,774,261	1,773,892	1,768,930	1,762,080	1,755,231	1,748,382
Mortgage backed securities - residential	7,169	7,138	7,107	7,056	6,997	6,939	6,880
Mortgage backed securities - commercial	7,432	7,424	7,410	7,393	7,374	7,355	7,337
Total	$2,440,528	$2,440,445	$2,440,031	$2,434,609	$2,426,211	$2,417,815	$2,409,419
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of December 27, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings
Please refer to the subsection entitled “Legal Proceedings” within Note 14 “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
ITEM 1A.    Risk Factors
In addition to the other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because such factors may significantly impact our business, operating results, and financial condition. Many of the following risk factors have been, and could be further, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended by, nor should be attached to, the order in which the risk factors appear.
INDUSTRY AND CUSTOMER RISKS
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
During periods of rapid growth or decline in demand for our products and services, we face significant challenges in maintaining adequate financial and business controls, management processes, information systems, and procedures for training, assimilating, and managing our workforce, and in appropriately sizing our supply chain infrastructure and facilities, work force, and other components of our business on a timely basis. If we do not adequately meet these challenges during periods of increasing or declining demand, our gross margins and earnings may be negatively impacted. For example, the COVID-19 outbreak has impacted and could further impact our ability to meet the demand for our products due to production, sourcing, logistics and other challenges resulting from quarantines, shelter in place or "stay at home" orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
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
BUSINESS AND OPERATIONAL RISKS
The COVID-19 Outbreak Has Adversely Impacted, and May Continue to Adversely Impact, Our Business, Operations, and Financial Results
The COVID-19 outbreak and efforts by national, state and local governments worldwide to control its spread have resulted in widespread measures aimed at containing the disease such as quarantines, travel bans, shutdowns, and shelter in place or “stay at home” orders, which collectively have significantly restricted the movement of people and goods and the ability of businesses to operate. These restrictions and measures, incidents of confirmed or suspected infections within our workforce or those of our suppliers or other business partners, and our efforts to act in the best interests of our employees, customers, and suppliers, have affected and are affecting our business and operations by, among other things, causing facility closures, production delays and capacity limitations; disrupting production by our supply chain; disrupting the transport of goods from our supply chain to us and from us to our customers; requiring modifications to our business processes; requiring the implementation of business continuity plans; requiring the development and qualification of alternative sources of supply; requiring the implementation of social distancing measures that require changes to existing manufacturing processes; disrupting business travel; disrupting our ability to staff our on-site manufacturing and research and development facilities; delaying capital expansion projects; and necessitating teleworking by a large proportion of our workforce. These impacts have caused and are expected to continue to cause delays in product shipments and product development, increases in costs, and decreases in revenue, profitability and cash from operations, which have caused and are expected to cause an adverse effect on our results of operations that may be material. The potential duration and impact of the outbreak on the global economy and on our business are difficult to predict and cannot be estimated with any degree of certainty, but the outbreak has resulted in significant disruption of global financial markets, increases in levels of unemployment, and economic uncertainty, which has adversely impacted our business and may continue to do so, and may lead to significant negative impacts on customer spending, demand for our products, the ability of our customers to pay, our financial condition and the financial condition of our suppliers, and our access to external sources of financing to fund our operations and capital expenditures.

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
For example, the COVID–19 outbreak has impacted and could further impact our ability to meet the demand for our products due to production, sourcing, logistics and other challenges resulting from quarantines, shelter in place or "stay at home" orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
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
•a decline in demand for even a limited number of our products;
•a failure to achieve continued market acceptance of our key products;
•export restrictions or other regulatory or legislative actions that could limit our ability to sell those products to key customers or customers within certain markets;
•an improved version of products being offered by a competitor in the markets in which we participate;
•increased pressure from competitors that offer broader product lines;
•increased pressure from regional competitors;
•technological changes that we are unable to address with our products; or
•a failure to release new or enhanced versions of our products on a timely basis.
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

Although we attempt to select reputable providers and suppliers and we attempt to secure their performance on terms documented in written contracts, it is possible that one or more of these providers or suppliers could fail to perform as we expect, or fail to secure or protect intellectual property rights, and such failure could have an adverse impact on our business. In some cases, the requirements of our business mandate that we obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. Where practical, we endeavor to establish alternative sources to mitigate the risk that the failure of any single provider or supplier will adversely affect our business, but this is not feasible in all circumstances. There is therefore a risk that a prolonged inability to obtain certain components or secure key services could impair our ability to manage operations, ship products, and generate revenues, which could adversely affect our operating results and damage our customer relationships. For example, the COVID–19 outbreak has impacted and could further impact our manufacturing operations, supply chain, and customer support due to production, sourcing, logistics and other challenges resulting from quarantines, "stay at home" orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
We Face Risks Related to the Disruption of Our Primary Manufacturing Facilities
While we maintain business continuity plans, our manufacturing facilities are concentrated in a limited number of locations. These locations are subject to disruption for a variety of reasons, such as natural or man-made disasters, widespread outbreaks of illness, terrorist activities, political or governmental unrest or instability, disruptions of our information technology resources, utility interruptions, or other events beyond our control. Such disruptions may cause delays in shipping our products, which could result in the loss of business or customer trust, adversely affecting our business and operating results. For example, the COVID-19 outbreak has impacted and could further impact our manufacturing operations, supply chain, and customer support due to production, sourcing, logistics and other challenges resulting from quarantines, “stay at home” orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part I Item 2. Results of Operations of this quarterly report on Form 10-Q, accounted for approximately 96%, 92%, and 92% of total revenue in the six months ended December 27, 2020 and fiscal years 2020, and 2019, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
For example, the COVID–19 outbreak has impacted and could further impact our manufacturing operations, supply chain, and customer support due to production, sourcing, logistics and other challenges resulting from quarantines, "stay at home" orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
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
LEGAL, REGULATORY AND TAX RISKS
Our Sales to Customers in China, a Region of Growing Significance to Us, Could be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China represented approximately 36%, 31%, and 22% of our total revenue for the six months ended December 27, 2020 and fiscal years 2020 and 2019, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. Recently, these actions have included an expansion of export license requirements imposed by the U.S. government, which could potentially limit the market for our products and adversely impact our revenues. For example, over the course of calendar year 2020, the U.S. Department of Commerce enacted a new rule that expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses, added additional Chinese companies to its restricted entity list (including Semiconductor Manufacturing International Corporation, or SMIC, and related entities), and expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to specified customers in China, such as SMIC (where those products would not otherwise require an export license to China), and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including but not limited to Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our results of operations.
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
Our Bylaws Designate the Court of Chancery of the State of Delaware as the Sole and Exclusive Judicial Forum for Certain Legal Actions Between the Company and its Stockholders, Which May Discourage Lawsuits with Respect to Such Claims.
Our bylaws provide that, unless we consent otherwise, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for lawsuits asserting certain stockholder claims (including claims asserted derivatively for our benefit), such as claims against directors and officers for breach of a fiduciary duty, claims arising under any provision of the General Corporation Law of Delaware or our certificate of incorporation or our bylaws, or claims governed by the internal affairs doctrine. This is a general summary of the bylaw provision; you should refer to the language of the bylaws for details. The forum provision does not apply to actions arising under the Securities Exchange Act of 1934 or the Securities Act of 1933, or related Securities and Exchange Commission rules and regulations.
As a Delaware corporation, Delaware law controls issues of our internal affairs, including duties that our directors, officers, employees, and others owe to the Company and its stockholders. We believe that our exclusive forum provision benefits us, and our stockholders, by permitting relatively prompt resolution of lawsuits concerning our internal affairs, promoting consistent application of Delaware law in these lawsuits, and reducing the possibility of duplicative, costly, multi-jurisdictional litigation with the potential for inconsistent outcomes. However, the forum provision limits a stockholder’s ability to bring a claim in a judicial forum that it believes may be more favorable than Delaware, and this could discourage the filing of such lawsuits.
FINANCIAL, ACCOUNTING AND CAPITAL MARKETS RISKS
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
•a portion of our cash flows that may have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions, or general corporate or other purposes; and
•impairment of our ability to obtain additional financing in the future.
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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Company Shares
In November 2020, the Board of Directors authorized management to repurchase up to an additional $5.0 billion of Common Stock; this authorization supplements the remaining balance from any prior authorization. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time.
Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 28, 2020				$1,773,427
Quarter ended September 27, 2020	1,359	$343.71	1,344	1,311,429
September 28, 2020 - October 25, 2020	653	$354.23	650	1,081,433
October 26, 2020 - November 22, 2020	590	$391.79	587	851,438
Board authorization, $5.0 billion increase, November 2020	—	$—	—	5,851,438
November 23, 2020 - December 27, 2020	554	$478.82	552	5,586,944
Quarter ended December 27, 2020	1,797	$405.00	1,789	$5,586,944

(1)    During the three and six months ended December 27, 2020, we acquired 8 thousand shares at a total cost of $3.3 million and 23 thousand shares at a total cost of $8.4 million, respectively, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.
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

Date:	February 2, 2021	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)