Form 10-Q
period 2021-03-28
LAM RESEARCH CORP
filed 2021-04-28
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2021
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2021, the Registrant had 142,619,346 shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Revenue	$3,847,654	$2,503,625	$10,480,971	$7,252,872
Cost of goods sold	2,067,523	1,336,618	5,590,866	3,924,511
Gross margin	1,780,131	1,167,007	4,890,105	3,328,361
Research and development	381,120	307,914	1,111,659	913,602
Selling, general, and administrative	203,703	164,979	612,350	496,679
Total operating expenses	584,823	472,893	1,724,009	1,410,281
Operating income	1,195,308	694,114	3,166,096	1,918,080
Other expense, net	(35,320)	(64,619)	(104,053)	(91,271)
Income before income taxes	1,159,988	629,495	3,062,043	1,826,809
Income tax expense	(88,867)	(54,714)	(298,242)	(271,729)
Net income	$1,071,121	$574,781	$2,763,801	$1,555,080
Net income per share:
Basic	$7.51	$3.96	$19.20	$10.75
Diluted	$7.41	$3.88	$18.94	$10.39
Number of shares used in per share calculations:
Basic	142,676	145,301	143,925	144,654
Diluted	144,609	148,165	145,923	149,648

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Net income	$1,071,121	$574,781	$2,763,801	$1,555,080
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(13,701)	(18,225)	20,231	(19,412)
Cash flow hedges:
Net unrealized gains (losses) during the period	8,024	(29,456)	12,546	(26,068)
Net (gains) losses reclassified into net income	(207)	(924)	843	1,810
	7,817	(30,380)	13,389	(24,258)
Available-for-sale investments:
Net unrealized losses during the period	(1,623)	(4,129)	(3,667)	(6,842)
Net losses reclassified into net income	162	27	727	1,010
	(1,461)	(4,102)	(2,940)	(5,832)
Defined benefit plans, net change in unrealized component	174	278	234	856
Other comprehensive (loss) income, net of tax	(7,171)	(52,429)	30,914	(48,646)
Comprehensive income	$1,063,950	$522,352	$2,794,715	$1,506,434
See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 28, 2021	June 28, 2020
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$3,673,366	$4,915,172
Investments	2,116,101	1,795,080
Accounts receivable, less allowance of $5,191 as of March 28, 2021, and $5,465 as of June 28, 2020	2,809,068	2,097,099
Inventories	2,552,032	1,900,024
Prepaid expenses and other current assets	171,703	146,160
Total current assets	11,322,270	10,853,535
Property and equipment, net	1,279,836	1,071,499
Restricted cash and investments	253,460	253,911
Goodwill	1,489,990	1,484,436
Intangible assets, net	143,264	168,532
Other assets	796,093	727,134
Total assets	$15,284,913	$14,559,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$760,942	$592,387
Accrued expenses and other current liabilities	1,292,174	1,272,655
Deferred profit	733,783	457,523
Current portion of long-term debt and finance lease obligations	825,434	839,877
Total current liabilities	3,612,333	3,162,442
Long-term debt and finance lease obligations, less current portion	4,991,613	4,970,848
Income taxes payable	924,629	909,709
Other long-term liabilities	381,505	332,559
Total liabilities	9,910,080	9,375,558
Commitments and contingencies
Temporary equity, convertible notes	3,217	10,995
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares as of March 28, 2021 and June 28, 2020; issued and outstanding, 142,607 shares at March 28, 2021, and 145,331 shares at June 28, 2020	143	145
Additional paid-in capital	6,922,023	6,695,858
Treasury stock, at cost; 150,111 shares at March 28, 2021, and 145,432 shares at June 28, 2020	(15,212,934)	(12,949,889)
Accumulated other comprehensive loss	(63,297)	(94,211)
Retained earnings	13,725,681	11,520,591
Total stockholders’ equity	5,371,616	5,172,494
Total liabilities and stockholders’ equity	$15,284,913	$14,559,047
(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended
	March 28, 2021	March 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	2,763,801	$1,555,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228,754	197,442
Deferred income taxes	(5,448)	74,516
Equity-based compensation expense	163,843	136,044
Amortization of note discounts and issuance costs	4,251	4,611
Other, net	6,143	11,510
Changes in operating assets and liabilities	(1,009,116)	(665,800)
Net cash provided by operating activities	2,152,228	1,313,403
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(244,474)	(152,685)
Purchases of available-for-sale securities	(3,242,741)	(1,889,823)
Maturities of available-for-sales securities	1,951,037	1,163,555
Sales of available-for-sale securities	956,261	1,065,618
Other, net	(35,873)	(540)
Net cash (used for) provided by investing activities	(615,790)	186,125
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(40,014)	(664,589)
Proceeds from borrowings on revolving credit facility	—	1,250,000
Treasury stock purchases	(2,266,449)	(1,328,632)
Dividends paid	(541,607)	(489,099)
Reissuance of treasury stock related to employee stock purchase plan	41,434	38,447
Proceeds from issuance of common stock	23,272	6,215
Other, net	(1,844)	328
Net cash used for financing activities	(2,785,208)	(1,187,330)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6,513	(9,853)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,242,257)	302,345
Cash, cash equivalents, and restricted cash at beginning of period	5,169,083	3,913,396
Cash, cash equivalents, and restricted cash at end of period	$3,926,826	$4,215,741
Schedule of non-cash transactions:
Accrued payables for stock repurchases	5,855	295
Accrued payables for capital expenditures	80,215	29,690
Dividends payable	185,390	167,740
Transfers of inventory to property and equipment, net	59,882	34,155

Reconciliation of cash, cash equivalents, and restricted cash	March 28, 2021	March 29, 2020
Cash and cash equivalents	$3,673,366	$3,961,586
Restricted cash and investments	253,460	254,155
Total cash, cash equivalents, and restricted cash	$3,926,826	$4,215,741
See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	March 28, 2021
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 27, 2020	143,205	$143	$6,854,681	$(14,135,555)	$(56,126)	$12,839,890	$5,503,033
Issuance of common stock	848	1	9,625	—	—	—	9,626
Purchase of treasury stock	(1,731)	(1)	—	(1,077,379)	—	—	(1,077,380)
Equity-based compensation expense	—	—	55,746	—	—	—	55,746
Effect of conversion of convertible notes	285	—	(327)	—	—	—	(327)
Reclassification from temporary to permanent equity	—	—	2,298	—	—	—	2,298
Net income	—	—	—	—	—	1,071,121	1,071,121
Other comprehensive loss	—	—	—	—	(7,171)	—	(7,171)
Cash dividends declared ($1.30 per common share)	—	—	—	—	—	(185,330)	(185,330)
Balance at March 28, 2021	142,607	$143	$6,922,023	$(15,212,934)	$(63,297)	$13,725,681	$5,371,616

	Nine Months Ended
	March 28, 2021
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 28, 2020	145,331	$145	$6,695,858	$(12,949,889)	$(94,211)	$11,520,591	$5,172,494
Issuance of common stock	1,053	1	23,271	—	—	—	23,272
Purchase of treasury stock	(4,887)	(4)	—	(2,272,218)	—	—	(2,272,222)
Reissuance of treasury stock	207	—	32,261	9,173	—	—	41,434
Equity-based compensation expense	—	—	163,843	—	—	—	163,843
Effect of conversion of convertible notes	903	1	(988)	—	—	—	(987)
Reclassification from temporary to permanent equity	—	—	7,778	—	—	—	7,778
Adoption of ASU 2018-18 [1]	—	—	—	—	—	1,157	1,157
Net income	—	—	—	—	—	2,763,801	2,763,801
Other comprehensive income	—	—	—	—	30,914	—	30,914
Cash dividends declared ($3.90 per common share)	—	—	—	—	—	(559,868)	(559,868)
Balance at March 28, 2021	142,607	$143	$6,922,023	$(15,212,934)	$(63,297)	$13,725,681	$5,371,616

(1) Refer to Note 2 - Recent Accounting Pronouncements for more information regarding this Financial Accounting Standards Board (FASB) Accounting Standard Updates.

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended
	March 29, 2020
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 29, 2019	142,462	$142	$6,528,821	$(12,673,292)	$(60,247)	$10,584,005	$4,379,429
Issuance of common stock	1,047	1	1,713	—	—	—	1,714
Purchase of treasury stock	(1,576)	(1)	—	(245,438)	—	—	(245,439)
Equity-based compensation expense	—	—	47,414	—	—	—	47,414
Effect of conversion of convertible notes	3,223	3	(26,884)	—	—	—	(26,881)
Reclassification from temporary to permanent equity	—	—	26,758	—	—	—	26,758
Net income	—	—	—	—	—	574,781	574,781
Other comprehensive loss	—	—	—	—	(52,429)	—	(52,429)
Cash dividends declared ($1.15 per common share)	—	—	—	—	—	(167,740)	(167,740)
Balance at March 29, 2020	145,156	$145	$6,577,822	$(12,918,730)	$(112,676)	$10,991,046	$4,537,607

	Nine Months Ended
	March 29, 2020
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2019	144,433	$144	$6,409,405	$(11,602,573)	$(64,030)	$9,930,919	$4,673,865
Issuance of common stock	1,230	1	6,214	—	—	—	6,215
Purchase of treasury stock	(5,215)	(4)	—	(1,328,894)	—	—	(1,328,898)
Reissuance of treasury stock	296	—	25,710	12,737	—	—	38,447
Equity-based compensation expense	—	—	136,044	—	—	—	136,044
Effect of conversion of convertible notes	4,412	4	(37,444)	—	—	—	(37,440)
Reclassification from temporary to permanent equity	—	—	37,893	—	—	—	37,893
Adoption of ASU 2016-02	—	—	—	—	—	3,018	3,018
Net income	—	—	—	—	—	1,555,080	1,555,080
Other comprehensive loss	—	—	—	—	(48,646)	—	(48,646)
Cash dividends declared ($3.45 per common share)	—	—	—	—	—	(497,971)	(497,971)
Balance at March 29, 2020	145,156	$145	$6,577,822	$(12,918,730)	$(112,676)	$10,991,046	$4,537,607

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 28, 2021
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 27, 2021 and includes 52 weeks. The quarters ended March 28, 2021 (the “March 2021 quarter”) and March 29, 2020 (the “March 2020 quarter”) included 13 weeks.
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
NOTE 3 — REVENUE
Deferred Revenue
Revenue of $69.1 million and $427.2 million included in deferred revenue as of June 28, 2020 was recognized during the three and nine months ended March 28, 2021.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of March 28, 2021 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years	Total
	(In thousands)
Deferred revenue	$661,240	$156,040	(1)	$—	$817,280
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
The following table presents the Company’s revenues disaggregated between system and its customer support-related revenue:

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(In thousands)
System revenue	$2,545,306	$1,647,560	$7,000,968	$4,759,881
Customer support-related revenue and other	1,302,348	856,065	3,480,003	2,492,991
	$3,847,654	$2,503,625	$10,480,971	$7,252,872
System revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant product line.

The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(In thousands)
China	$1,217,427	$792,412	$3,600,281	$2,142,366
Korea	1,195,711	589,072	2,664,493	1,503,733
Taiwan	545,719	515,485	1,576,109	1,587,848
Japan	262,913	239,751	999,462	721,664
Southeast Asia	260,360	62,800	829,157	460,723
United States	184,887	215,015	460,271	622,399
Europe	180,637	89,090	351,198	214,139
	$3,847,654	$2,503,625	$10,480,971	$7,252,872
The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Memory	62%	56%	62%	57%
Foundry	31%	31%	31%	31%
Logic/integrated device manufacturing	7%	13%	7%	12%
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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands)
Equity-based compensation expense	$55,746	$47,414	$163,843	$136,044
Income tax benefit recognized related to equity-based compensation expense	$44,077	$24,457	$63,866	$38,736

NOTE 5 — OTHER EXPENSE, NET
The significant components of other expense, net, are as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands)
Interest income	$4,209	$18,856	$15,964	$76,094
Interest expense	(52,236)	(41,580)	(156,902)	(128,190)
Gains (losses) on deferred compensation plan-related assets, net	7,520	(33,828)	44,654	(20,135)
Foreign exchange gains (losses), net	541	480	(4,597)	(2,336)
Other, net	4,646	(8,547)	(3,172)	(16,704)
	$(35,320)	$(64,619)	$(104,053)	$(91,271)
NOTE 6 — INCOME TAX EXPENSE
The Company’s provision for income taxes and effective tax rate are as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands, except percentages)
Income tax expense	$88,867	$54,714	$298,242	$271,729
Effective tax rate	7.7%	8.7%	9.7%	14.9%
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three and nine months ended March 28, 2021 and the three and nine months ended March 29, 2020 was primarily due to income in lower tax jurisdictions, stock-based compensation excess tax benefits, and a cumulative income tax benefit reversal due to a court ruling in the nine months ended March 29, 2020.
The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax return for the fiscal year ended June 24, 2018. As of March 28, 2021, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitations. The change in uncertain tax positions as a result of lapses of statutes of limitations may range up to $7.4 million.

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

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands, except per share data)
Numerator:
Net income	$1,071,121	$574,781	$2,763,801	$1,555,080
Denominator:
Basic average shares outstanding	142,676	145,301	143,925	144,654
Effect of potential dilutive securities:
Employee stock plans	1,415	1,453	1,273	1,390
Convertible notes	518	1,411	725	3,604
Diluted average shares outstanding	144,609	148,165	145,923	149,648
Net income per share - basic	$7.51	$3.96	$19.20	$10.75
Net income per share - diluted	$7.41	$3.88	$18.94	$10.39

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands)
Options and RSUs	120	40	40	13
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
The Company engages with pricing vendors to provide fair values for a majority of its Level 1 and Level 2 investments. The vendors provide either a quoted market price in an active market or use observable inputs without applying significant adjustments in their pricing. Significant observable inputs include interest rates and yield curves observable at commonly quoted intervals, volatility and credit risks. The fair value of derivative contracts is determined using observable market inputs such as the foreign currency rates, forward rate curves, currency volatility and interest rates and considers nonperformance risk of the Company and its counterparties.
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
Investments
The following tables set forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of March 28, 2021, and June 28, 2020:

	March 28, 2021
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$753,473	$—	$—	$753,473	$750,040	$—	$3,433	$—
Time deposits	1,349,934	—	—	1,349,934	1,099,907	—	250,027	—
Level 1:
Money market funds	1,638,280	—	—	1,638,280	1,638,280	—	—	—
U.S. Treasury and agencies	385,461	209	(13)	385,657	—	385,657	—	—
Mutual funds	84,377	10,471	(105)	94,743	—	—	—	94,743
Level 1 Total	2,108,118	10,680	(118)	2,118,680	1,638,280	385,657	—	94,743
Level 2:
Government-sponsored enterprises	3,500	12	—	3,512	—	3,512	—	—
Foreign government bonds	47,099	43	(1)	47,141	—	47,141	—	—
Corporate notes and bonds	1,844,375	2,569	(633)	1,846,311	185,139	1,661,172	—	—
Mortgage backed securities — residential	6,279	74	—	6,353	—	6,353	—	—
Mortgage backed securities — commercial	12,264	33	(31)	12,266	—	12,266	—	—
Level 2 Total	1,913,517	2,731	(665)	1,915,583	185,139	1,730,444	—	—
Total	$6,125,042	$13,411	$(783)	$6,137,670	$3,673,366	$2,116,101	$253,460	$94,743

	June 28, 2020
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$977,862	$—	$—	$977,862	$973,978	$—	$3,884	$—
Time deposits	2,244,655	—	—	2,244,655	1,994,628	—	250,027	—
Level 1:
Money market funds	1,709,350	—	—	1,709,350	1,709,350	—	—	—
U.S. Treasury and agencies	552,088	373	(9)	552,452	76,992	475,460	—	—
Mutual funds	68,784	4,571	(928)	72,427	—	—	—	72,427
Level 1 Total	2,330,222	4,944	(937)	2,334,229	1,786,342	475,460	—	72,427
Level 2:
Government-sponsored enterprises	31,442	12	—	31,454	25,999	5,455	—	—
Foreign government bonds	10,693	28	(5)	10,716	2,540	8,176	—	—
Corporate notes and bonds	1,405,615	5,344	(302)	1,410,657	131,685	1,278,972	—	—
Mortgage backed securities — residential	3,142	71	—	3,213	—	3,213	—	—
Mortgage backed securities — commercial	23,660	144	—	23,804	—	23,804	—	—
Level 2 Total	1,474,552	5,599	(307)	1,479,844	160,224	1,319,620	—	—
Total	$7,027,291	$10,543	$(1,244)	$7,036,590	$4,915,172	$1,795,080	$253,911	$72,427
The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments.
Following the adoption of Accounting Standard Codification Topic 326 (see additional information in Note 2 - Recent Accounting Pronouncements), under Subtopic 326-30, the Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the income statement. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the income statement. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the income statement during the three and nine months ended March 28, 2021.
The Company did not recognize any losses on investments due to other-than-temporary impairments during the three and nine months ended March 29, 2020. Gross realized gains/(losses) from sales of investments were insignificant in the three and nine months ended March 28, 2021 and March 29, 2020.
The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions; as of March 28, 2021 there are no unrealized loss positions with a duration equal to or greater than twelve months:

	March 28, 2021
	Unrealized Losses Less than 12 Months
	Fair Value	Gross Unrealized Loss
	(in thousands)
U.S. Treasury and agencies	$7,958	$(13)
Municipal notes and bonds	6,468	(105)
Foreign government bonds	21,259	(1)
Corporate notes and bonds	540,915	(633)
Mortgage backed securities — commercial	7,599	(31)
	$584,199	$(783)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities are as follows as of March 28, 2021:

	Cost	Fair Value
	(in thousands)
Due in one year or less	$4,270,859	$4,271,415
Due after one year through five years	967,417	969,055
Due in more than five years	48,916	48,984
	$5,287,192	$5,289,454
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
Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of March 28, 2021 and June 28, 2020, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be immaterial to the Condensed Consolidated Balance Sheets.
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
As of March 28, 2021 and June 28, 2020, the fair value of outstanding cash flow hedges was not material. Additionally, as of March 28, 2021, the Company had an immaterial net gain or loss accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges and interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 12 months.
The following table provides the total notional value of cash flow hedge instruments outstanding as of March 28, 2021:

March 28, 2021
(In thousands)
Buy Contracts	$328,737
Sell Contracts	352,034
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”), was as follows:

		Three Months Ended		Nine Months Ended
		March 28, 2021		March 28, 2021
	Location of Gain or (Loss) Recognized in or Reclassified into Net Income	Gain (Loss) Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Net Income	Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Net Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$15,285	$(1,323)	$6,948	$(3,598)
Foreign Exchange Contracts	Cost of goods sold	(3,473)	1,355	3,429	3,073
Foreign Exchange Contracts	Research and Development	(1,319)	—	950	—
Foreign Exchange Contracts	Selling, general, and administrative	(1,741)	1,326	4,056	2,649
Interest Rate Contracts	Other expense, net	—	(962)	—	(2,871)
		$8,752	$396	$15,383	$(747)

		Three Months Ended		Nine Months Ended
		March 29, 2020		March 29, 2020
	Location of Gain or (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Net Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Net Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$6,334	$1,279	$9,532	$773
Foreign Exchange Contracts	Cost of goods sold	(2,589)	(186)	(3,656)	(2,086)
Foreign Exchange Contracts	Selling, general, and administrative	(1,394)	6	(1,859)	(887)
Interest Rate Contracts	Other expense, net	(40,901)	(36)	(38,507)	(106)
		$(38,550)	$1,063	$(34,490)	$(2,306)
Balance Sheet Hedges
The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. These forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded as a component of other expense, net and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in other expense, net. As of March 28, 2021 and June 28, 2020, the fair value of outstanding balance sheet hedges was not material.

The following table provides the total notional value of balance sheet hedge instruments outstanding as of March 28, 2021:

March 28, 2021
(In thousands)
Buy Contracts	$150,554
Sell Contracts	154,595
The effect of the Company’s balance sheet hedge derivative instruments on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended		Nine Months Ended
		March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Gain Recognized in Net Income	Loss Recognized in Net Income	Gain Recognized in Net Income	Loss Recognized in Net Income
(in thousands)
Foreign Exchange Contracts	Other expense, net	$2,992	$(6,858)	$6,895	$(8,788)

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
The Company is exposed to credit losses in the event of nonperformance by counterparties on foreign currency and interest rate hedge contracts that are used to mitigate the effect of exchange rate and interest rate fluctuations, and on contracts related to structured share repurchase arrangements. These counterparties are large global financial institutions, and, to date, no such counterparty has failed to meet its financial obligations to the Company.
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
NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	March 28, 2021	June 28, 2020
	(in thousands)
Raw materials	$1,437,563	$1,161,961
Work-in-process	359,402	251,199
Finished goods	755,067	486,864
	$2,552,032	$1,900,024

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.5 billion as of March 28, 2021 and June 28, 2020. As of March 28, 2021 and June 28, 2020, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Intangible Assets
The following table provides the Company’s intangible assets, other than goodwill:

	March 28, 2021			June 28, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$630,278	$(569,203)	$61,075	$630,137	$(532,550)	$97,587
Existing technology	669,302	(658,632)	10,670	668,992	(654,382)	14,610
Patents and other intangible assets	125,383	(53,864)	71,519	98,342	(42,007)	56,335
Total intangible assets	$1,424,963	$(1,281,699)	$143,264	$1,397,471	$(1,228,939)	$168,532
The Company recognized $17.9 million and $16.6 million in intangible asset amortization expense during the three months ended March 28, 2021 and March 29, 2020, respectively. The Company recognized $52.3 million and $49.3 million in intangible asset amortization expense during the nine months ended March 28, 2021 and March 29, 2020, respectively.
The estimated future amortization expense of intangible assets as of March 28, 2021, is reflected in the table below. The table excludes $13.9 million of capitalized costs for internal-use software that have not been placed into service.

Fiscal Year	Amount
(in thousands)
2021 (remaining 3 months)	$18,019
2022	68,138
2023	22,274
2024	12,089
2025	6,681
Thereafter	2,164
$129,365
NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 28, 2021	June 28, 2020
	(in thousands)
Accrued compensation	$442,188	$402,401
Warranty reserves	156,059	117,839
Income and other taxes payable	99,021	215,652
Dividend payable	185,390	167,129
Other	409,516	369,634
	$1,292,174	$1,272,655

NOTE 12 — LONG-TERM DEBT AND OTHER BORROWINGS
As of March 28, 2021, and June 28, 2020, the Company’s outstanding debt consisted of the following:

	March 28, 2021			June 28, 2020
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 2.80% Senior Notes Due June 15, 2021 ("2021 Notes")	800,000		2.95%	800,000		2.95%
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%	500,000		3.87%
Fixed-rate 3.75% Senior Notes Due March 15, 2026 ("2026 Notes")	750,000		3.86%	750,000		3.86%
Fixed-rate 4.00% Senior Notes Due March 15, 2029 ("2029 Notes")	1,000,000		4.09%	1,000,000		4.09%
Fixed-rate 1.90% Senior Note Due June 15, 2030 ("2030 Notes")	750,000		2.01%	750,000		2.01%
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 ("2041 Notes")	17,289	(1)	4.28%	48,460	(1)	4.28%
Fixed-rate 4.875% Senior Notes Due March 15, 2049 ("2049 Notes")	750,000		4.93%	750,000		4.93%
Fixed-rate 2.875% Senior Note Due June 15, 2050 ("2050 Notes")	750,000		2.93%	750,000		2.93%
Fixed-rate 3.125% Senior Note Due June 15, 2060 ("2060 Notes")	500,000		3.18%	500,000		3.18%
Total debt outstanding, at par	5,817,289			5,848,460
Unamortized discount	(42,443)			(53,086)
Fair value adjustment - interest rate contracts	7,066	(2)		8,405	(2)
Unamortized bond issuance costs	(7,649)			(8,301)
Total debt outstanding, at carrying value	$5,774,263			$5,795,478
Reported as:
Current portion of long-term debt	$813,786			$836,107
Long-term debt	4,960,477			4,959,371
Total debt outstanding, at carrying value	$5,774,263			$5,795,478
____________________________
(1) As of the report date, these notes were convertible at the option of the bondholder. This is a result of the following condition being met: the market value of the Company’s Common Stock was greater than 130% of the convertible notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end. As a result, the 2041 Notes were classified in current liabilities and a portion of the equity component, associated with the convertible notes representing the unamortized discount, was classified in temporary equity on the Company’s Condensed Consolidated Balance Sheets. Additionally, on March 26, 2021, the Company issued a notice of redemption to the existing bondholders, with a redemption date of May 21, 2021.
(2) This amount represents a cumulative fair value gain for discontinued hedging relationships, net of an immaterial amount of amortization as of the periods presented.
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
During the three months ended March 28, 2021, the Company notified holders of the 2041 Notes of its intention to exercise the redemption option pursuant to Section 6.01 of the underlying indenture. As such, the 2041 Notes outstanding on May 21, 2021 will be redeemed by the Company at a price equal to outstanding principal plus accrued and unpaid interest.

Under certain circumstances, the 2041 Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the table below. The principal value of the 2041 Note conversions in the three and nine months ended March 28, 2021, was approximately $9.6 million and $31.2 million, respectively. As a result of the cumulative conversions, as of March 28, 2021, $17.3 million of the 2041 notes remain outstanding.
During the three months ended March 28, 2021 and in the subsequent period through April 28, 2021, the Company received notices of conversion for an immaterial principal value of 2041 Notes, which will settle in the three months ending June 27, 2021.
Selected additional information regarding the 2041 Notes outstanding as of March 28, 2021, and June 28, 2020, is as follows:

	March 28, 2021	June 28, 2020
	2041 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$161,612	$161,467
Carrying amount of temporary equity component, net of tax	$3,217	$10,995
Remaining amortization period (years)	20.1	20.9
Fair Value of Notes (Level 2)	$319,495
Conversion rate (shares of common stock per $1,000 principal amount of notes)	31.8009
Conversion price (per share of common stock)	$31.45
If-converted value in excess of par value	$303,924
Estimated share dilution using average quarterly stock price $538.79 per share	518
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
Selected additional information regarding the Senior Notes outstanding as of March 28, 2021, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2021 Notes	0.2	$802,480
2025 Notes	4.0	$550,435
2026 Notes	5.0	$835,095
2029 Notes	8.0	$1,139,390
2030 Notes	9.2	$729,968
2049 Notes	28.0	$973,500
2050 Notes	29.2	$711,263
2060 Notes	39.2	$484,215
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
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (2) LIBOR multiplied by the statutory rate, plus a spread of 0.9% to 1.5%, in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants and events of default. As of March 28, 2021, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program (“the CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. The net proceeds from the CP Program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. As of March 28, 2021 and June 28, 2020, the Company had no outstanding borrowings under the CP Program.

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, convertible notes, commercial paper, and the revolving credit facility during the three and nine months ended March 28, 2021 and March 29, 2020.

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands)
Contractual interest coupon	$49,487	$40,409	$148,573	$122,196
Amortization of interest discount	998	953	3,011	3,346
Amortization of issuance costs	414	408	1,238	1,238
Effect of interest rate contracts, net	516	59	1,533	889
Total interest cost recognized	$51,415	$41,829	$154,355	$127,669
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
The Company had leases regarding certain improved properties in Fremont and Livermore, California (the “California Facility Leases”) that were classified as operating leases as of June 28, 2020. On September 21, 2020, the Company renewed these leases for an additional seven-year term, and concluded the modified leases are finance leases, and recognized approximately $31.4 million of property and equipment, net, for the associated right of use assets, and $29.8 million of finance lease obligations ($3.1 million classified in current portion of long-term debt and finance lease obligations and the remainder in long-term debt and finance lease obligations, less current portion). The Company is required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of March 28, 2021.
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
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of March 28, 2021, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of March 28, 2021, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $73.2 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of March 28, 2021, warranty reserves totaling $16.4 million were recognized in other long-term liabilities, the remainder were included in accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands)
Balance at beginning of period	$153,214	$118,193	$129,197	$127,932
Warranties issued during the period	60,223	44,898	163,869	115,798
Settlements made during the period	(45,792)	(31,647)	(123,462)	(98,563)
Changes in liability for pre-existing warranties	4,801	(1,252)	2,842	(14,975)
Balance at end of period	$172,446	$130,192	$172,446	$130,192
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

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share (1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 28, 2020				$1,773,427
Quarter ended September 27, 2020	1,344	$461,998	$343.73	$1,311,429
Board authorization, $5 billion increase, November 2020				$6,311,429
Quarter ended December 27, 2020	1,789	$724,485	$404.98	$5,586,944
Quarter ended March 28, 2021	1,474	$925,099	$519.30	$4,661,845
(1) Average price paid per share excludes the effect of accelerated share repurchases. See additional disclosure below regarding the Company’s accelerated share repurchase activity during the nine months ended March 28, 2021.
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three and nine months ended March 28, 2021, the Company acquired 257 thousand shares at a total cost of $152.3 million and 280 thousand shares at a total cost of $160.6 million, respectively, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
Accelerated Share Repurchase Agreements
On February 11, 2021, the Company entered into an accelerated share repurchase agreement (the “February 2021 ASR") with a financial institution to repurchase a total of $500 million of Common Stock. The Company took an initial delivery of approximately 655 thousand shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on February 11, 2021. The total number of shares received under the February 2021 ASR will be based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the February 2021 ASR will occur no later than June 9, 2021.
NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, net of tax at March 28, 2021, as well as the activity for the nine months ending March 28, 2021, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Gain or Loss on Cash flow hedges		Accumulated Unrealized Holding Gain or Loss on Available-For-Sale Investments		Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance at June 28, 2020	$(45,811)	$(32,796)		$4,923		$(20,527)	$(94,211)
Other comprehensive income (loss) before reclassifications	20,231	12,546		(3,667)		234	29,344
Losses reclassified from accumulated other comprehensive loss to net income	—	843	(1)	727	(2)	—	1,570
Net current-period other comprehensive income (loss)	20,231	13,389		(2,940)		234	30,914
Balance at March 28, 2021	$(25,580)	$(19,407)		$1,983		$(20,293)	$(63,297)

(1) Amount of after-tax loss reclassified from AOCI into net income is not material in the aggregate, or to any individual location in our Condensed Consolidated Statements of Operations.
(2) Amount of after-tax loss reclassified from accumulated other comprehensive income into net income located in other expense, net.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, margins, market share, served addressable market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, any changes in our customers’ proportion of capital expenditure (with respect to certain technology inflections); hedging transactions; debt or financing arrangements; our competition, and our ability to defend our market share and to gain new market share; our ability to obtain and qualify alternative sources of supply; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; anticipated growth or decline in the industry and the total market for wafer fabrication equipment, our growth relative thereto and the resulting impact on us from such growth or decline; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; the role of component suppliers in our business; our leadership and competency, and our ability to facilitate innovation; our ability to continue to, including the underlying factors that, create sustainable differentiation; the resources invested to comply with evolving standards and the impact of such efforts; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our strategic relevance with our customers; our ability to scale our operations to respond to changes in our business; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; the impact of the COVID-19 pandemic, and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 28, 2020 (our “2020 Form 10-K”), our quarterly reports on Form 10-Q for the fiscal quarters ended September 27, 2020 and December 27, 2020, and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and nine months ended March 28, 2021, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2020 Form 10-K.

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
In calendar year 2020, there was an increase in wafer fabrication equipment spending by semiconductor manufacturers, driven by the robust secular demand for semiconductors in a number of markets including high-performance computing, personal computers, and 5G networks. During the March 2021 quarter, customer demand was strong, and we continued to increase our production output levels as we operated under COVID-19-related safety protocols. While we are currently seeing improvements in both our own operations and those of our suppliers, we have experienced higher costs of goods sold related to freight and logistics. Risks and uncertainties related to the COVID-19 pandemic remain, which may continue to negatively impact our revenue and gross margin. Over the longer term, we believe that secular demand for semiconductors will continue to drive sustainable growth for our products and services, and that technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will lead to an increase in the served addressable market for our products and services in the deposition, etch, and clean businesses.
The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	March 28, 2021	December 27, 2020	March 29, 2020
	(in thousands, except per share data and percentages)
Revenue	$3,847,654	$3,456,237	$2,503,625
Gross margin	$1,780,131	$1,603,795	$1,167,007
Gross margin as a percent of total revenue	46.3%	46.4%	46.6%
Total operating expenses	$584,823	$594,071	$472,893
Net income	$1,071,121	$869,229	$574,781
Diluted net income per share	$7.41	$5.96	$3.88

In the March 2021 quarter, revenue increased 11% compared to the December 2020 quarter, with increases in both systems and customer support-related revenue, reflective of a strong wafer fabrication equipment environment. The decrease in gross margin as a percentage of revenue in the March 2021 quarter compared to the December 2020 quarter was primarily driven by higher levels of manufacturing-related spending and higher employee-related costs, partially offset by favorable changes in customer and product mix. The decrease in operating expenses in the March 2021 quarter compared to the December 2020 quarter was mainly driven by decreases in outside services and deferred compensation plan-related costs, partially offset by increases in employee-related costs from seasonality and increased headcount.
Our cash and cash equivalents, investments, and restricted cash and investments balances decreased to $6.0 billion at the end of the March 2021 quarter compared to $6.3 billion at the end of the December 2020 quarter. This decrease was primarily the result of $1.1 billion of share repurchases, including net share settlement on employee stock-based compensation; $186.6 million of dividends paid to stockholders; and $89.6 million of capital expenditures, partially offset by $1.2 billion of cash generated from operating activities. Employee headcount as of March 28, 2021 was approximately 13,100.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended			Nine Months Ended
	March 28, 2021	December 27, 2020	March 29, 2020	March 28, 2021	March 29, 2020
Revenue (in millions)	$3,848	$3,456	$2,504	$10,481	$7,253
China	32%	35%	32%	34%	29%
Korea	31%	21%	23%	25%	21%
Taiwan	14%	17%	21%	15%	22%
Japan	7%	10%	10%	10%	10%
Southeast Asia	7%	10%	2%	8%	6%
United States	5%	4%	9%	5%	9%
Europe	4%	3%	3%	3%	3%
Revenue for the March 2021 quarter increased 11% from the December 2020 quarter, reflecting increased customer spending on capital equipment and services.
The following table presents our revenue disaggregated between system and customer support-related revenue:

	Three Months Ended			Nine Months Ended
	March 28, 2021	December 27, 2020	March 29, 2020	March 28, 2021	March 29, 2020
	(In thousands)
System revenue	$2,545,306	$2,307,421	$1,647,560	$7,000,968	$4,759,881
Customer support-related revenue and other	1,302,348	1,148,816	856,065	3,480,003	2,492,991
	$3,847,654	$3,456,237	$2,503,625	$10,480,971	$7,252,872
Please refer to Note 3, “Revenue,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets we serve:

	Three Months Ended			Nine Months Ended
	March 28, 2021	December 27, 2020	March 29, 2020	March 28, 2021	March 29, 2020
Memory	62%	68%	56%	62%	57%
Foundry	31%	26%	31%	31%	31%
Logic/integrated device manufacturing	7%	6%	13%	7%	12%

Gross Margin

	Three Months Ended			Nine Months Ended
	March 28, 2021	December 27, 2020	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands, except percentages)
Gross margin	$1,780,131	$1,603,795	$1,167,007	$4,890,105	$3,328,361
Percent of revenue	46.3%	46.4%	46.6%	46.7%	45.9%
Gross margin as a percentage of revenue was lower in the March 2021 quarter compared to the December 2020 quarter primarily as a result of higher manufacturing-related spending and higher employee-related costs, partially offset by favorable changes in customer and product mix.
The decrease in gross margin as a percentage of revenue in the March 2021 quarter compared to the same period in the prior year was primarily driven by increased manufacturing-related spending as a result of COVID-19 disruptions, deferred compensation plan-related costs and employee-related expenses, partially offset by favorable changes in customer and product mix.
The increase in gross margin as a percentage of revenue in the nine months ended March 28, 2021 compared to the same period in the prior year was primarily driven by favorable changes in customer and product mix, partially offset by increases in manufacturing-related spending as a result of COVID-19 disruptions, deferred compensation plan-related costs and employee-related expenses.
Research and Development

	Three Months Ended			Nine Months Ended
	March 28, 2021	December 27, 2020	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands, except percentages)
Research & development (“R&D”)	$381,120	$375,172	$307,914	$1,111,659	$913,602
Percent of revenue	9.9%	10.9%	12.3%	10.6%	12.6%
We continued to make significant R&D investments in the March 2021 quarter focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. The increase in R&D expense in the March 2021 quarter compared to the December 2020 quarter was primarily driven by an increase of $22 million in employee-related expenses from increased headcount and seasonality, partially offset by decreases of $11 million in outside services and $7 million in deferred compensation plan-related costs.
The increase in R&D expense in the March 2021 quarter compared to the same period in the prior year was primarily driven by increases of $39 million in employee-related expenses as a result of increased headcount, $19 million in deferred compensation plan-related costs and $9 million in outside services.
The increase in R&D expense in the nine months ended March 28, 2021 compared to the same period in the prior year was primarily driven by increases of $105 million in employee-related expenses as a result of increased headcount, $39 million in outside services, $30 million in deferred compensation plan-related costs, and $27 million in spending for supplies.
Selling, General, and Administrative

	Three Months Ended			Nine Months Ended
	March 28, 2021	December 27, 2020	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$203,703	$218,899	$164,979	$612,350	$496,679
Percent of revenue	5.3%	6.3%	6.6%	5.8%	6.8%
SG&A expense during the March 2021 quarter decreased in comparison to the December 2020 quarter, primarily due to decreases of $5 million in deferred compensation plan-related costs and $4 million in outside services.

SG&A expense during the March 2021 quarter increased compared to the same period in the prior year, primarily driven by increases of $29 million in employee-related expenses from increased headcount and $13 million in deferred compensation plan-related costs.
The increase in SG&A expense in the nine months ended March 28, 2021 compared to the same period in the prior year was primarily due to increases of $72 million in employee-related expenses from increased headcount, $24 million in outside services, and $20 million in deferred compensation plan-related costs.
Other Expense, Net
Other expense, net consisted of the following:

	Three Months Ended			Nine Months Ended
	March 28, 2021	December 27, 2020	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands)
Interest income	$4,209	$4,796	$18,856	$15,964	$76,094
Interest expense	(52,236)	(52,551)	(41,580)	(156,902)	(128,190)
Gains (losses) on deferred compensation plan-related assets, net	7,520	24,207	(33,828)	44,654	(20,135)
Foreign exchange gains (losses), net	541	(3,763)	480	(4,597)	(2,336)
Other, net	4,646	(2,630)	(8,547)	(3,172)	(16,704)
	$(35,320)	$(29,941)	$(64,619)	$(104,053)	$(91,271)
Interest income decreased in the March 2021 quarter compared to the December 2020 quarter as a result of a lower cash balance and lower yield. The decrease in interest income in the March 2021 quarter and in the nine months ended March 28, 2021 compared to the same periods in the prior year was as a result of lower yield.
Interest expense remained relatively flat in the March 2021 quarter compared to the December 2020 quarter as there was no significant debt activity. Interest expense increased in the March 2021 quarter and in the nine months ended March 28, 2021 compared to the same periods in the prior year due to the May 2020 issuance of the $2.0 billion senior notes, partially offset by the retirement of $500 million of senior notes in March 2020 and conversions of the 2041 Notes.
The gains and losses on deferred compensation plan-related assets in the March 2021, December 2020, and March 2020 quarters were driven by fluctuations in the fair market value of the underlying funds.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures.
Other, net generated income during the March 2021 quarter compared to expenses during the December 2020 and March 2020 quarters in part due to gains from our private equity investments.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	March 28, 2021	December 27, 2020	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands, except percentages)
Income tax expense	$88,867	$110,554	$54,714	$298,242	$271,729
Effective tax rate	7.7%	11.3%	8.7%	9.7%	14.9%
The decrease in the effective tax rate for the March 2021 quarter compared to the December 2020 quarter was primarily due to stock-based compensation excess tax benefits and the change in level and proportion of income in higher and lower tax jurisdictions.
The decrease in the effective tax rate for the three and nine months ended March 28, 2021 compared to the same periods in the prior year was primarily due to stock-based compensation excess tax benefits in the three months ended March 2021 and a cumulative income tax benefit reversal due to a court ruling in the nine months ended March 2020, respectively.

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
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $6.0 billion at March 28, 2021 compared to $7.0 billion as of June 28, 2020. This decrease was primarily driven by $2.3 billion of share repurchases, including net share settlement on employee stock-based compensation, $541.6 million in dividends paid, and $244.5 million of capital expenditures, partially offset by $2.2 billion of cash generated from operating activities.
Cash Flow from Operating Activities
Net cash provided by operating activities of $2.2 billion during the nine months ended March 28, 2021, consisted of (in thousands):

Net income	$2,763,801
Non-cash charges:
Depreciation and amortization	228,754
Equity-based compensation expense	163,843
Deferred income taxes	(5,448)
Amortization of note discounts and issuance costs	4,251
Changes in operating asset and liability accounts	(1,009,116)
Other	6,143
$2,152,228
Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $710.0 million, inventory of $634.9 million, and prepaid expense and other assets of $41.4 million, along with a decrease in accrued expenses and other liabilities of $0.8 million. The uses of cash are offset by the following sources of cash: increases in trade accounts payable of $103.5 million and deferred profit of $274.5 million.
Cash Flow from Investing Activities
Net cash used for investing activities during the nine months ended March 28, 2021, was $615.8 million, primarily consisting of net purchases of available-for-sale securities of $335.4 million along with capital expenditures of $244.5 million.

Cash Flow from Financing Activities
Net cash used for financing activities during the nine months ended March 28, 2021, was $2.8 billion, primarily consisting of $2.3 billion in treasury stock repurchases, including net share settlement on employee stock-based compensation, $541.6 million in dividends paid, and $40.0 million of cash paid for debt repayment, partially offset by $64.7 million combined proceeds from issuance of common stock and reissuance of treasury stock.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of March 28, 2021, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
Under certain circumstances, our 2041 Notes may be converted and settled in cash and shares of our Common Stock. During the nine months ended March 28, 2021, approximately $31.2 million principal value of convertible 2041 Notes were converted and in the subsequent period through April 28, 2021, we received notices of conversion of an immaterial principal value of 2041 Notes, which will settle in the three months ending June 27, 2021. During the three months ended March 28, 2021, we notified holders of the 2041 Notes of our intention to exercise the redemption option pursuant to Section 6.01 of the underlying indenture. As such, the 2041 Notes outstanding on May 21, 2021 will be redeemed at a price equal to outstanding principal plus accrued and unpaid interest. We expect to have sufficient levels of cash, cash equivalents, and short-term investments to fund the settlement of the 2041 Notes.
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
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2020 Form 10-K. Other than as noted below, our exposure related to market risk has not changed materially since June 28, 2020. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of March 28, 2021. Actual results may differ materially.
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

The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS with a minimum interest rate of zero BPS. The hypothetical fair values as of March 28, 2021, were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 28, 2021	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
U.S. Treasury and agencies	$385,805	$385,805	$385,776	$385,657	$384,930	$384,202	$383,474
Government-sponsored enterprises	3,523	3,523	3,523	3,512	3,480	3,448	3,415
Foreign government bonds	47,226	47,226	47,226	47,141	46,994	46,847	46,700
Corporate notes and bonds	1,852,479	1,852,431	1,851,795	1,846,311	1,839,354	1,832,397	1,825,440
Mortgage backed securities - residential	6,446	6,419	6,393	6,353	6,293	6,233	6,172
Mortgage backed securities - commercial	12,385	12,380	12,365	12,266	12,163	12,062	11,960
Total	$2,307,864	$2,307,784	$2,307,078	$2,301,240	$2,293,214	$2,285,189	$2,277,161
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of March 28, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
We continuously reassess our strategic resource allocation choices in response to the changing business environment. If we do not adequately adapt to the changing business environment, we may lack the infrastructure and resources to scale up our business to meet customer expectations and compete successfully during a period of growth, or we may expand our capacity and resources too rapidly and/or beyond what is appropriate for the actual demand environment, resulting in excess fixed costs.
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
•transportation, communication, demand, information technology, or supply disruptions based on factors outside our control, such as strikes, acts of God, wars, terrorist activities, widespread outbreak of illness, natural or man-made disasters, or climate change;
•legal, tax, accounting, or regulatory changes (including but not limited to changes in import/export regulations and tariffs) or changes in the interpretation or enforcement of existing requirements;
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
We Face Risks Related to the Disruption of Our Primary Manufacturing Facilities
While we maintain business continuity plans, our manufacturing facilities are concentrated in a limited number of locations. These locations are subject to disruption for a variety of reasons, such as natural or man-made disasters, widespread outbreaks of illness, terrorist activities, political or governmental unrest or instability, disruptions of our information technology resources, utility interruptions, the effects of climate change, or other events beyond our control. Such disruptions may cause delays in shipping our products, which could result in the loss of business or customer trust, adversely affecting our business and operating results. For example, the COVID-19 outbreak has impacted and could further impact our manufacturing operations, supply chain, and customer support due to production, sourcing, logistics and other challenges resulting from quarantines, “stay at home” orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part I Item 2. Results of Operations of this quarterly report on Form 10-Q, accounted for approximately 95%, 92%, and 92% of total revenue in the nine months ended March 28, 2021 and fiscal years 2020, and 2019, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
•changes in and compliance with U.S. and international laws and regulations affecting foreign operations, including U.S. and international trade restrictions and sanctions, anti-bribery, anti-corruption, anti-boycott, environmental, tax, and labor laws;
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

Tariffs, export controls, additional taxes, trade barriers, sanctions, or the termination or modification of trade agreements, trade zones, and other duty mitigation initiatives, may increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial conditions. Certain of our international sales depend on our ability to obtain export licenses from the U.S. or foreign governments, and our inability to obtain such licenses, or an expansion of the number or kinds of sales for which export licenses are required, could potentially limit the market for our products and adversely impact our revenues. As is discussed below under the heading “Our Sales to Customers in China, a Region of Growing Significance to Us, Could be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China,” the U.S. government has recently expanded export license requirements that impact trade with China. In addition, the U.S. government is in the process of assessing which “emerging and foundational” technologies may be subject to new or additional export controls under the 2018 Export Control Reform Act, and it is possible that such controls, if and when imposed, could adversely impact our ability to sell our products outside the U.S. Furthermore, there are risks that foreign governments may, among other things, insist on the use of local suppliers; compel companies to partner with local companies to design and supply equipment on a local basis, requiring the transfer of intellectual property rights and/or local manufacturing; utilize their influence over their judicial systems to respond to intellectual property disputes or issues; and provide special incentives to government-backed local customers to buy from local competitors, even if their products are inferior to ours; all of which could adversely impact our revenues and margins.
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
LEGAL, REGULATORY AND TAX RISKS
Our Sales to Customers in China, a Region of Growing Significance to Us, Could be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 34%, 31%, and 22% of our total revenue for the nine months ended March 28, 2021 and fiscal years 2020 and 2019, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. Recently, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. For example, over the course of calendar year 2020, the U.S. Department of Commerce enacted a new rule that expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses, added additional Chinese companies to its restricted entity list (including Semiconductor Manufacturing International Corporation, or SMIC, and related entities), and expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to specified customers in China, such as SMIC (where those products would not otherwise require an export license to China), and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including but not limited to Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our results of operations.
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
We Are Exposed to Various Risks from Our Regulatory Environment
We are subject to various risks related to (1) new, different, inconsistent, or even conflicting laws, rules, and regulations that may be enacted by legislative or executive bodies and/or regulatory agencies in the countries that we operate; (2) disagreements or disputes related to international trade; and (3) the interpretation and application of laws, rules, and regulations. As a public company with global operations, we are subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to export controls, financial and other disclosures, corporate governance, privacy, anti-corruption, such as the Foreign Corrupt Practices Act and other local laws prohibiting corrupt payments to governmental officials, anti-boycott compliance, conflict minerals or other social responsibility legislation, immigration or travel regulations, antitrust regulations, and laws or regulations relating to carbon emissions, as well as other laws or regulations imposed in response to climate change concerns, among others. Each of these laws, rules, and regulations imposes costs on our business, including financial costs and potential diversion of our management’s attention associated with compliance, and may present risks to our business, including potential fines, restrictions on our actions, and reputational damage if we do not fully comply.
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
•margin trading, short sales, hedging and derivative transactions involving our Common Stock;
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
Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 28, 2020				$1,773,427
Quarter ended September 27, 2020	1,359	$343.71	1,344	1,311,429
Quarter ended December 27, 2020	1,797	$405.00	1,789	5,586,944
December 28, 2020 - January 24, 2021	367	$516.96	366	5,397,950
January 25, 2021 - February 21, 2021	1,026	$519.37	1,022	4,707,718
February 22, 2021 - March 28, 2021	338	$577.30	86	4,661,845
Quarter ended March 28, 2021	1,731	$536.75	1,474	$4,661,845

(1)    During the three and nine months ended March 28, 2021, we acquired 257 thousand shares at a total cost of $152.3 million and 280 thousand shares at a total cost of $160.6 million, respectively, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.

(2)     Average price paid per share excludes the effect of accelerated share repurchases. See additional disclosure below regarding our accelerated share repurchase activity during the nine months ended March 28, 2021.
Accelerated Share Repurchase Agreements
On February 11, 2021, we entered into an accelerated share repurchase agreement (the "February 2021 ASR") with a financial institution to repurchase a total of $500 million of Common Stock. We took an initial delivery of approximately 655 thousand shares, which represented 75% of the prepayment amount divided by our closing stock price on February 11, 2021. The total number of shares received under the February 2021 ASR will be based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the February 2021 ASR will occur no later than June 9, 2021.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

Exhibit Number	Description

10.1*	Executive Severance Policy which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2020 (SEC File No. 000-12933).

10.2*	Executive Change in Control Policy which is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2020 (SEC File No. 000-12933).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Indicates management contract of compensatory plan or arrangement in which executive officers of the Company are eligible to participate.

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 28, 2021	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)