Form 10-K
period 2021-06-27
LAM RESEARCH CORP
filed 2021-08-17
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 27, 2020, the last business day of the most recently completed second fiscal quarter, was $53,314,078,151. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation based on the assumption that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.
As of August 12, 2021, the Registrant had 141,953,681 outstanding shares of Common Stock.
_________________________
Documents Incorporated by Reference
Parts of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders expected to be held on or about November 8, 2021, are incorporated by reference into Part III of this Form 10-K. Except as expressly incorporated by reference herein, the Registrant’s proxy statement shall not be deemed to be part of this report.

 LAM RESEARCH CORPORATION
2021 ANNUAL REPORT ON FORM 10-K

Lam Research Corporation 2021 10-K 2

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

Lam Research Corporation 2021 10-K 3

We are a global supplier of innovative wafer fabrication equipment and services to the semiconductor industry. We have built a strong global presence with core competencies in areas like nanoscale applications enablement, chemistry, plasma and fluidics, advanced systems engineering, and a broad range of operational disciplines. Our products and services are designed to help our customers build smaller and better performing devices that are used in a variety of electronic products, including mobile phones, personal computers, servers, wearables, automotive vehicles, and data storage devices.
Our customer base includes leading semiconductor memory, foundry, and integrated device manufacturers (“IDMs”) that make products such as non-volatile memory (“NVM”), dynamic random-access memory (“DRAM”), and logic devices. Their continued success is part of our commitment to driving semiconductor breakthroughs that define the next generation. Our core technical competency is integrating hardware, process, materials, software, and process control enabling results on the wafer.
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
Our Customer Support Business Group (“CSBG”) provides products and services to maximize installed equipment performance, predictability, and operational efficiency. We offer a broad range of services to deliver value throughout the lifecycle of our equipment, including customer service, spares, upgrades, and new and refurbished non-leading edge products in our deposition, etch, and clean markets. Many of the technical advances that we introduce in our newest products are also available as upgrades, which provide customers with a cost-effective strategy for extending the performance and capabilities of their existing wafer fabrication lines. Service offerings include addressing productivity needs for our customers including, but not limited to, system uptime or availability optimization, throughput improvements, and defect reduction. Additionally, within CSBG, our Reliant product line offers new and refurbished non-leading edge products in deposition, etch and clean markets for those applications that do not require the most advanced wafer processing capability.

Lam Research Corporation 2021 10-K 4

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
ALTUS® Product Family
Tungsten deposition is used to form conductive features such as contacts, vias, and wordlines on a chip. These features are small, often narrow, and use only a small amount of metal, so minimizing resistance and achieving complete fill can be difficult. At these nanoscale dimensions, even slight imperfections can impact device performance or cause a chip to fail. Our ALTUS® systems combine CVD and ALD technologies to deposit the highly conformal films needed for advanced tungsten metallization applications. The Multi-Station Sequential Deposition architecture enables nucleation layer formation and bulk CVD/ALD fill to be performed in the same chamber (“in situ”). Our ALD technologies are used in the deposition of barrier films to achieve high step coverage with reduced thickness at lower temperatures relative to a conventional process.
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

Lam Research Corporation 2021 10-K 5

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
Etch Processes and Product Families
Etch processes help create chip features by selectively removing dielectric (insulating), metal, silicon and poly silicon (conducting/semiconducting) materials that have been added during deposition. These processes involve fabricating increasingly small, complex, and narrow features using many types of materials. The primary technology, reactive ion etch, bombards the wafer surface with ions (charged particles) to remove material. For the smallest features, atomic-layer etching (“ALE”) removes a few atomic layers of material at a time. While conductor etch processes precisely shape critical electrical components like transistors, dielectric etch forms the insulating structures that protect conducting parts.
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

Lam Research Corporation 2021 10-K 6

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
Fiscal Periods Presented
All references to fiscal years apply to our fiscal years, which ended June 27, 2021, June 28, 2020, and June 30, 2019.
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

Lam Research Corporation 2021 10-K 7

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
International Sales
A significant portion of our sales and operations occur outside the United States (“U.S.”) and, therefore, may be subject to certain risks, including but not limited to tariffs and other barriers; difficulties in staffing and managing non-U.S. operations; adverse tax consequences; foreign currency exchange rate fluctuations; changes in currency controls; compliance with U.S. and international laws and regulations, including U.S. export restrictions; and economic and political conditions. Any of these factors may have a material adverse effect on our business, financial position, and results of operations and cash flows. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Refer to Note 20 of our Consolidated Financial Statements, included in Part II, Item 8 of this 2021 form 10-K, for the attribution of revenue by geographic region.
Long-lived Assets
Refer to Note 20 of our Consolidated Financial Statements, included in Part II, Item 8 of this 2021 Form 10-K, for information concerning the geographic locations of long-lived assets.
Customers
Our customers include all of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances, and licensing arrangements which have the potential to positively or negatively impact our competitive position and market opportunities. Refer to Note 9 of our Consolidated Financial Statements, included in Part II, Item 8 of this report, for information concerning customer concentrations. Our most significant customers during the fiscal years ending June 27, 2021, June 28, 2020, and June 30, 2019 included Intel Corporation; Kioxia Corporation; Micron Technology, Inc.; Samsung Electronics Company, Ltd.; SK hynix Inc.; Taiwan Semiconductor Manufacturing Company; and Yangtze Memory Technologies Co., Ltd.
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
We have agreements with third parties to outsource certain aspects of our manufacturing, production warehousing, and logistics functions. These outsourcing contracts provide us more flexibility to scale our operations up or down in a timely and cost-effective manner, enabling us to respond quickly to any changes in our business. We believe that we have selected reputable providers and have secured their performance on terms documented in written contracts. However, it is possible that one or more of these providers could fail to perform as we expect, and such failure could have an adverse impact on our business and have a negative effect on our operating results and financial condition. Overall, we believe we have effective mechanisms to manage risks associated with our outsourcing relationships. Refer to Note 17 of our Consolidated Financial Statements, included in Part II, Item 8 of this report, for further information concerning our outsourcing commitments, reported as a component of purchase obligations.
Certain components and sub-assemblies that we include in our products may only be obtained from a single supplier. We believe that, in many cases, we could obtain and qualify alternative sources to supply these products. Nevertheless, any prolonged inability to obtain these components could have an adverse effect on our operating results and could unfavorably impact our customer relationships.
Compliance with Government Regulations
As a public company with global operations, we are subject to a variety of governmental regulations across multiple jurisdictions, including those related to export controls, financial and other disclosures, corporate governance, anti-trust, intellectual property, privacy, anti-bribery, anti-corruption, anti-boycott, tax, labor, health and safety, conflict minerals, human trafficking, the management of hazardous materials, and carbon emissions, among others. Each of these regulations imposes costs on our business and has the potential to divert our management’s time and attention from revenue-generating and other profit maximizing activities to those associated with compliance. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, decreased net income and increased capital expenditures. If we are alleged or found by a court or regulatory agency not to be in compliance with regulations, we may be subject to fines, restrictions on our actions, reputational damage, and harm to our competitive position, and our business, financial condition, and/or results of operations could be adversely affected. For additional

Lam Research Corporation 2021 10-K 8

details, please refer to “Legal, Regulatory and Tax Risks – We Are Exposed to Various Risks from Our Regulatory Environment” in Item 1A: Risk Factors.

Regulations that impact trade, including tariffs, export controls, taxes, trade barriers, sanctions, the termination or modification of trade agreements, trade zones, and other duty mitigation initiatives, have the potential to increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial conditions. For additional details regarding the impacts of compliance with trade laws and regulations, please refer to “Business and Operational Risks – Our Future Success Depends Heavily on International Sales and the Management of Global Operations” and “Legal, Regulatory and Tax Risks – Our Sales to Customers in China, a Region of Growing Significance to Us, Could be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China” in Item 1A: Risk Factors.

We are subject to income, transaction, and other taxes in the United States and various foreign jurisdictions that impact our tax rate and profitability. For additional details regarding the impacts of compliance with tax laws and regulations, please refer to “Legal, Regulatory and Tax Risks – Our Financial Results May Be Adversely Impacted by Higher than Expected Tax Rates or Exposure to Additional Tax Liabilities” in Item 1A: Risk Factors.

An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, enhance our technological capabilities, or accomplish other strategic objectives. However, for regulatory reasons, we may not be successful in our attempts to acquire or dispose of businesses, products, or technologies. For additional details regarding the impacts of regulations on acquisitions or dispositions we may attempt, please refer to “Business and Operational Risks – If We Choose to Acquire or Dispose of Businesses, Product Lines, and Technologies, We May Encounter Unforeseen Costs and Difficulties That Could Impair Our Financial Performance” in Item 1A: Risk Factors.

We are subject to a variety of domestic and international governmental regulations related to the handling, discharge, and disposal of toxic, volatile, or otherwise hazardous chemicals. For additional details regarding the impacts of compliance with environmental laws and regulations, please refer to “Legal, Regulatory and Tax Risks – A Failure to Comply with Environmental Regulations May Adversely Affect Our Operating Results” in Item 1A: Risk Factors.
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

Lam Research Corporation 2021 10-K 9

Patents and Licenses
Our policy is to seek patents on inventions relating to new or enhanced products and processes developed as part of our ongoing research, engineering, manufacturing, and support activities. We currently hold a number of U.S. and foreign patents and applications covering various aspects of our products and processes. Our patents, which cover material aspects of our past and present core products, have current durations ranging from approximately one to twenty years. We believe that, although the patents we own and may obtain in the future will be of value, they alone will not determine our success. Our success depends principally upon our research and development, engineering, marketing, support, and delivery skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our products, manufacturing techniques, and processes and may be more limited in our ability to exclude competitors than would otherwise be the case. In addition, other companies and inventors may receive patents that contain claims applicable to our products and processes. The sale of products covered by patents of others could require licenses that may not be available on terms acceptable to us, or at all. For further discussion of legal matters, see Item 3, “Legal Proceedings,” of this report.
Human Capital
We endeavor to be a great place to work globally by investing in a multi-faceted strategy that is rooted in building an inclusive and diverse workplace. To support our employees, we tailor our programs to meet the unique cultural needs and priorities within different regions around the world.
As of August 12, 2021, we had approximately 14,100 regular full-time employees, of which over 29% were engaged in research and development. Approximately 56% of our regular full-time employees are located in the United States, 38% in Asia, and 6% in Europe.
Inclusion and Diversity
To achieve their full potential, we believe it is important for every employee to feel valued, included, and empowered. We embrace inclusion and diversity (“I&D”) and proactively create opportunities to attract, retain, develop, and reward our employees. I&D is one of our strategic focus areas for the company. The three core pillars of our strategy include fostering inclusion, increasing diversity, and sharing our progress. In 2020, we added an executive leader of I&D who is responsible for driving our I&D strategy, building partnerships, and aligning with best practices.
Employment, Recruitment and Development
Our talented people are what makes our success possible. Many of our recruitment efforts are carried out through partnerships with key universities. In fact, many of our senior executives began their careers with us right out of college, demonstrating that programs that recruit university students have the potential to contribute to our leadership pipeline. To tap into the best and brightest students, we prioritize core initiatives including an internship program, new college graduate rotation program, campus events, and thesis awards and scholarships. We accelerate employee development, broaden career opportunities, and expand professional networks for employees through our mentorship, coaching, and rotation programs. Additionally, we offer leadership development programs which are designed to scale leadership across our business by guiding managers to motivate, inspire, and lead employees through change.
Employee Engagement
Employee engagement (i.e. satisfaction) and voice are critical to Lam’s culture. We conduct a global survey at a regular cadence to gather input from employees on culture, I&D, career opportunity, and manager effectiveness. We also solicit employee feedback through in-person and online employee forums, engagement sessions, all-employee meetings, conversations with managers, and our Human Resource Support and Employee Relations programs.
Total Rewards
Our Total Rewards program incorporates a comprehensive compensation and benefits package aimed at supporting employees’ financial, physical, and mental well-being. We conduct an annual review of salaries and benefits packages using third-party benchmarking surveys to ensure that our offerings are aligned with the marketplace and attractive to top talent. We offer our employees a competitive 401(k) benefit, an employee stock purchase plan, and annual cash bonuses. Stock awards are offered to executives and select employees.
We recognize the importance of time away from work for personal reasons, and we offer annual paid holidays and time off. Additionally, several financial benefits were added to support our employees through the pandemic, including, but not limited to, pay continuity for those affected by closures, expanded medical and family care leave options for employees with COVID-19 related absences, and funding for home office provisions.
Employee Health and Safety, Pandemic Response
Prioritizing the health, safety, and well-being of our employees is critical to our ongoing success. We invest in education, awareness, monitoring, and prevention programs to help recognize and control safety hazards. Our goal is to apply our environmental health and safety (“EHS”) policies, programs, and response plans applies to anywhere we operate and extends to anyone who works on our sites with the intent to provide a safe environment during both routine and extraordinary circumstances. People managers in field support, manufacturing, R&D, warehouse, and logistics operations undergo formal safety leadership training biannually to enhance

Lam Research Corporation 2021 10-K 10

their skills in safety management and communication. We screen contractors’ safety performance and require contractor compliance with specified safety standards.
We monitor our safety performance at the enterprise, regional, and site levels. By using our global incident tracking system, our corporate EHS team can assess and monitor safety trends to report to business units and executive leadership as a part of quarterly reviews. We maintain multi-site certifications for ISO 45001, the globally recognized standard for occupational health and safety management systems and achieved validation for two new sites.
We have taken a holistic approach in response to the COVID-19 pandemic, safeguarding our employees and caring for our communities by implementing strict procedures consistent with medical guidelines and best practices for the health and safety of on-site workers; enabling staff to work remotely; and providing enhanced employee benefits to support physical and mental health.
Information about our Executive Officers
As of August 12, 2021, the executive officers of Lam Research were as follows:

Name	Age	Title
Timothy M. Archer	54	President and Chief Executive Officer
Douglas R. Bettinger	54	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer
Richard A. Gottscho	69	Executive Vice President, Chief Technology Officer
Patrick J. Lord	55	Executive Vice President, CSBG and Global Operations
Ava M. Hahn	48	Senior Vice President, Chief Legal Officer and Secretary
Scott G. Meikle	59	Senior Vice President, Global Customer Operations
Vahid Vahedi	55	Senior Vice President and General Manager, Etch Business Unit
Seshasayee (Sesha) Varadarajan	46	Senior Vice President and General Manager, Deposition Business Unit
Timothy M. Archer has been our president and chief executive officer since December 2018. Prior to this, he served as our president and chief operating officer, from January 2018 to November 2018. Mr. Archer joined us in June 2012 as our executive vice president, chief operating officer. Prior to joining us, he spent 18 years at Novellus Systems, Inc., (“Novellus”) in various technology development and business leadership roles, including most recently as chief operating officer from January 2011 to June 2012; executive vice president of Worldwide Sales, Marketing, and Customer Satisfaction from September 2009 to January 2011; and executive vice president of the PECVD and Electrofill Business Units from November 2008 to September 2009. His tenure at Novellus also included assignments as senior director of technology for Novellus Systems Japan from 1999 to 2001 and senior director of technology for the Electrofill Business Unit from April 2001 to April 2002. He started his career in 1989 at Tektronix, where he was responsible for process development for high-speed bipolar ICs. Mr. Archer serves as chairman of the board for the National GEM Consortium, a nonprofit organization that is dedicated to increasing the participation of underrepresented groups at the master’s and doctoral levels in engineering and science. Mr. Archer completed the Program for Management Development at the Harvard Graduate School of Business and earned a B.S. degree in applied physics from the California Institute of Technology.
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
Patrick J. Lord is our executive vice president of CSBG and Global Operations, a position he has held since September 2020. Dr. Lord was senior vice president and general manager of CSBG from December 2016 to September 2020. Prior to that , Dr. Lord held

Lam Research Corporation 2021 10-K 11

the position of group vice president and deputy general manager of the Global Products Group from September 2013 to December 2016. He served as the head of the Direct Metals, GapFill, Surface Integrity Group, and Integrated Metals (“DGSI”) Business Units between June 2012 and September 2013. Prior to our acquisition of Novellus in June 2012, Dr. Lord was senior vice president and general manager of the DGSI Business Units at Novellus. Additionally, Dr. Lord held the position of senior vice president of Business Development and Strategic Planning. He joined Novellus in 2001 and held a number of other positions, including senior vice president and general manager of the CMP Business Unit, senior director of Business Development, senior director of Strategic Marketing, and acting vice president of Corporate Marketing. Before joining Novellus, Dr. Lord spent six years at KLA-Tencor in various product marketing and management roles. He earned his Ph.D., M.S., and B.S. degrees in mechanical engineering from the Massachusetts Institute of Technology.
Ava M. Hahn is our senior vice president, chief legal officer. She joined us in January 2020 and is responsible for global legal matters. Prior to joining us, Ms. Hahn served as executive vice president, chief compliance officer, general counsel and secretary of CA Technologies, an enterprise software company, from February 2019 to November 2019 (until its acquisition by Broadcom Corp.), general counsel and secretary of Aruba Networks from April 2013 to June 2016 (until its acquisition by Hewlett Packard Enterprise), general counsel and secretary of ShoreTel, Inc. from 2007 to 2013, and general counsel and secretary of Genesis Microchip from 2002 to 2007. Ms. Hahn also served as general counsel of venture capital firms Kleiner Perkins and Felicis Ventures. She started her career at the law firm of Wilson Sonsini Goodrich & Rosati, where she practiced corporate and securities law. Ms. Hahn earned a J.D. from Columbia Law School and a B.A. in history from the University of California at Berkeley.
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
Item 1A.     Risk Factors
In addition to the other information in this Annual Report on Form 10-K (“2021 Form 10-K”), the following risk factors should be carefully considered in evaluating us and our business because such factors may significantly impact our business, operating results, and financial condition. Many of the following risk factors have been, and could be further, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended by, nor should be attached to, the order in which the risk factors appear.

Lam Research Corporation 2021 10-K 12

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

Lam Research Corporation 2021 10-K 13

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

Lam Research Corporation 2021 10-K 14

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

Lam Research Corporation 2021 10-K 15

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
•changes in our deferred revenue balance, including as a result of factors such as volume purchase agreements, multi-year service contracts, back orders, and down payments toward purchases;
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
For example, the COVID-19 outbreak has impacted and could further impact our ability to meet the demand for our products due to production, sourcing, logistics and other challenges resulting from quarantines, shelter in place or stay at home orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
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

Lam Research Corporation 2021 10-K 16

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
•misappropriation or theft of our or a customer’s, supplier’s or other party's assets or resources, including technology data, intellectual property or other sensitive information and costs associated therewith;
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
Although we attempt to select reputable providers and suppliers and we attempt to secure their performance on terms documented in written contracts, it is possible that one or more of these providers or suppliers could fail to perform as we expect, or fail to secure or protect intellectual property rights, and such failure could have an adverse impact on our business. In some cases, the requirements of our business mandate that we obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. Where practical, we endeavor to establish alternative sources to mitigate the risk that the failure of any

Lam Research Corporation 2021 10-K 17

single provider or supplier will adversely affect our business, but this is not feasible in all circumstances. There is therefore a risk that a prolonged inability to obtain certain components or secure key services could impair our ability to manage operations, ship products, and generate revenues, which could adversely affect our operating results and damage our customer relationships. For example, the COVID-19 outbreak has impacted and could further impact our manufacturing operations, supply chain, and customer support due to production, sourcing, logistics and other challenges resulting from quarantines, stay at home orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part II Item 7. Results of Operation of this 2021 Form 10-K, accounted for approximately 94%, 92%, and 92% of total revenue in fiscal years 2021, 2020, and 2019, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
For example, the COVID-19 outbreak has impacted and could further impact our manufacturing operations, supply chain, and customer support due to production, sourcing, logistics and other challenges resulting from quarantines, stay at home orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
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

Lam Research Corporation 2021 10-K 18

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

Lam Research Corporation 2021 10-K 19

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
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 35%, 31%, and 22% of our total revenue for fiscal years 2021, 2020, and 2019, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. Recently, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. For example, over the course of calendar year 2020, the U.S. Department of Commerce enacted a new rule that expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses, added additional Chinese companies to its restricted entity list (including Semiconductor Manufacturing International Corporation, or SMIC, and related entities), and expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to specified customers in China, such as SMIC (where those products would not otherwise require an export license to China), and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including but not limited to Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our results of operations.
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
Recommendations made by the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting project have the potential to lead to changes in the tax laws in numerous countries. In addition, President Joseph Biden has made several corporate income tax proposals, including a significant increase to the U.S. corporate income tax rate and changes in the taxation of non-U.S. income. If enacted, such changes could have a material impact on our effective tax rate.

Lam Research Corporation 2021 10-K 20

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
To maintain high standards of corporate governance and public disclosure, we intend to invest appropriate resources to comply with evolving standards. Changes in or ambiguous interpretations of laws, regulations, and standards may create uncertainty regarding compliance matters. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, reduced operating income, and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If we are found by a court or regulatory agency not to be in compliance with the laws and regulations, our business, financial condition, and/or results of operations could be adversely affected.
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
Our bylaws provide that, unless we consent otherwise, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for lawsuits asserting certain stockholder claims (including claims asserted derivatively for our benefit), such as claims against directors and officers for breach of a fiduciary duty, claims arising under any provision of the General Corporation Law of Delaware or our certificate of incorporation or our bylaws, or claims governed by the internal affairs doctrine. This is a general summary of the bylaw provision; you should refer to the language of the bylaws for details. While the forum provision does not generally apply to direct claims arising under the Securities Exchange Act of 1934 or the Securities Act of 1933, derivative lawsuits that assert legal claims arising under these statutes could fall within the provision, as recent court decisions have held.
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

Lam Research Corporation 2021 10-K 21

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
We May Incur Impairments to Goodwill or Long-lived Assets
We review our goodwill identified in business combinations for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed the fair value. We review all other long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstance indicate that these assets may not be recoverable. The process of evaluating the potential impairment of goodwill and other long-lived assets requires significant judgement. Negative industry or economic trends, including reduced market prices of our Common Stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant business units, could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets.
When evaluating goodwill, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed and we may be required to record an impairment charge in that period, which could adversely affect our result of operations.
When evaluating other long-lived assets, if we conclude that the estimated undiscounted cash flows attributable to the assets are less than their carrying value, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values, which could adversely affect our results of operations.
Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in a highly competitive environment and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis indicates potential impairment, we may be required to record additional charges to earnings in our financial statements, which could negatively affect our results of operations.
Our Leverage and Debt Service Obligations May Adversely Affect Our Financial Condition, Results of Operations, and Earnings per Share
We have $5.0 billion in aggregate principal amount of senior unsecured notes outstanding. Additionally, we have funding available to us under our $1.5 billion commercial paper program and our $1.5 billion revolving credit facility, which serves as a backstop to our commercial paper program. Our revolving credit facility also includes an option to increase the amount up to an additional $600.0 million, for a potential total commitment of $2.1 billion. We may, in the future, decide to enter into additional debt arrangements.

Lam Research Corporation 2021 10-K 22

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our executive offices and principal operating and R&D facilities are located in Fremont and Livermore, California; Tualatin, Oregon; and Villach, Austria. The majority of the Fremont and Livermore facilities are held under finance leases expiring in September 2027. The Villach facilities are held under finance leases expiring in calendar year 2021. Our Fremont, Livermore, and Villach leases include options to renew or purchase the facilities. In addition, we lease or own properties for our service, technical support, and sales personnel throughout the United States, China, Europe, India, Japan, Korea, Southeast Asia, and Taiwan and lease or own manufacturing facilities located in California, Ohio, Oregon, Austria, Korea and Taiwan. In 2020, we announced the establishment of a new owned advanced technology production facility in Malaysia and the facility began production in July 2021. The Company owns

Lam Research Corporation 2021 10-K 23

two properties in Fremont, as well as the majority of the Tualatin facilities. Our facilities lease obligations are subject to periodic increases. We believe that our existing facilities are well-maintained and in good operating condition.
Item 3.     Legal Proceedings
Please refer to the subsection entities “Legal Proceedings” within Note 17: Commitments and Contingencies to our Consolidated Financial Statements included in Part II, Item 8 of this 2021 Form 10-K.
Item 4.     Mine Safety Disclosures
Not applicable.

Lam Research Corporation 2021 10-K 24

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Information
Our Common Stock is traded on the Nasdaq Global Select MarketSM under the symbol “LRCX.” As of August 12, 2021, we had 476 stockholders of record.
Dividends
Our Board of Directors has declared quarterly dividends since April 2014. Our intent to continue to pay quarterly dividends is subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. During fiscal year 2021, our quarterly dividend declared was $1.30 per share.
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
Accelerated Share Repurchase Agreements
On February 11, 2021, we entered into an accelerated share repurchase agreement (the "February 2021 ASR") with a financial institution to repurchase a total of $500 million of Common Stock. We took an initial delivery of approximately 655 thousand shares, which represented 75% of the prepayment amount divided by our closing stock price on February 11, 2021. The total number of shares received under the February 2021 ASR was based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the February 2021 ASR occurred during May 2021, resulting in the receipt of approximately 213 thousand additional shares, which yielded a weighted-average share price of approximately $575.74 for the transaction period.
Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 28, 2020				$1,773,427
Quarter ended September 27, 2020	1,359	$343.71	1,344	1,311,429
Quarter ended December 27, 2020	1,797	$405.00	1,789	5,586,944
Quarter ended March 28, 2021	1,731	$536.75	1,474	4,661,845
March 29, 2021 - April 25, 2021	3	$637.73	—	4,661,845
April 26, 2021 - May 23, 2021	552	$598.19	547	4,461,850
May 24, 2021 - June 27, 2021	377	$639.02	375	4,222,220
Total (3)	5,819	$619.80	5,529	$4,222,220

(1)During the fiscal year ended June 27, 2021, we acquired 290 thousand shares at a total cost of $166.4 million which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.
(2)Average price paid per share excludes the effect of accelerated share repurchases. See additional disclosure above regarding our accelerated share repurchase activity during the fiscal year.
(3)Average price paid per share presented is for the quarter ended June 27, 2021.

Lam Research Corporation 2021 10-K 25

Cumulative Five-Year Return
The graph below compares Lam Research Corporation’s cumulative five-year total shareholder return on Common Stock with the cumulative total returns of the Philadelphia Semiconductor Sector Total Return Index, the Nasdaq Composite Total Return index, and the Standard & Poor’s (“S&P”) 500 (TR) index. The graph tracks the performance of a $100 investment in our Common Stock and in each of the indices (with the reinvestment of all dividends) for the five years ended June 27, 2021.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Lam Research Corporation, the Philadelphia Semiconductor Sector Total Return Index, the Nasdaq Composite Total Return Index, and the S&P 500 (TR) Index.

$900
$800
$700
$600
$500
$400
$300
$200
$100
06/26/16
06/25/17
06/24/18
06/30/19
06/28/20
06/27/21
S&P 500 (TR) Index
Nasdaq Composite Total Return Index
Philadelphia Semiconductor Sector Total Return Index
Lam Research Corporation

*$100 invested on June 26, 2016 in stock or June 30, 2016 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.
Copyright © 2021 Standard & Poor’s, a division of S&P Global. All rights reserved.

	June 26, 2016	June 25, 2017	June 24, 2018	June 30, 2019	June 28, 2020	June 27, 2021
Lam Research Corporation	$100.00	$187.10	$218.21	$240.87	$394.96	$831.99
Philadelphia Semiconductor Sector Total Return Index	$100.00	$152.21	$196.53	$222.68	$310.27	$526.91
Nasdaq Composite Total Return Index	$100.00	$128.30	$158.57	$170.91	$216.96	$315.10
S&P 500 (TR) Index	$100.00	$117.90	$134.84	$148.89	$160.06	$225.36

Lam Research Corporation 2021 10-K 26

Item 6.    [Reserved]
The Company has elected to early adopt the amendments to Items 301 and 302 of Regulation S-K contained in SEC Release No. 33-10890. As a result, the disclosure previously provided in Part II, Item 6 is no longer required. There were no retrospective changes to the Consolidated Statements of Operations for any quarters in the two most recent fiscal years that would require disclosure under Item 302, as amended.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties, and changes in condition, significance, value, and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this 2021 Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this 2021 Form 10-K.)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a description of our results of operations and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this 2021 Form 10-K. MD&A consists of the following sections:
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
Throughout the 2021 fiscal year, there was an increase in wafer fabrication equipment spending by semiconductor manufacturers, driven by the robust secular demand for semiconductors in a number of markets including high-performance computing, personal computers, and 5G networks. Customer demand was strong, and we continued to increase our production output levels as we operated under COVID-19-related safety protocols. While we have seen improvements in both our own operations and those of our

Lam Research Corporation 2021 10-K 27

suppliers, we experienced higher costs of goods sold related to freight and logistics during the year. Risks and uncertainties related to the COVID-19 pandemic remain, which may continue to negatively impact our revenue and gross margin. Over the longer term, we believe that secular demand for semiconductors will continue to drive sustainable growth for our products and services, and that technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will lead to an increase in the served addressable market for our products and services in the deposition, etch, and clean businesses.
The following table summarizes certain key financial information for the periods indicated below:

	Year Ended			Change
	June 27, 2021	June 28, 2020	June 30, 2019	FY21 vs. FY20		FY20 vs. FY19

	(in thousands, except per share data and percentages)
Revenue	$14,626,150	$10,044,736	$9,653,559	$4,581,414	45.6%	$391,177	4.1%
Gross margin	$6,805,306	$4,608,693	$4,358,459	$2,196,613	47.7%	$250,234	5.7%
Gross margin as a percent of total revenue	46.5%	45.9%	45.1%	0.6%		0.8%
Total operating expenses	$2,323,283	$1,934,891	$1,893,727	$388,392	20.1%	$41,164	2.2%
Net income	$3,908,458	$2,251,753	$2,191,430	$1,656,705	73.6%	$60,323	2.8%
Net income per diluted share	$26.90	$15.10	$13.70	$11.80	78.1%	$1.40	10.2%
Fiscal year 2021 revenue increased 46% compared to fiscal year 2020, reflecting stronger customer demand for semiconductor equipment. Gross margin as a percentage of revenue increased primarily due to customer and product mix, partially offset by higher costs incurred in freight and logistics as well as start-up expenses for our new Malaysia manufacturing facility. The increase in operating expenses in fiscal year 2021 compared to fiscal year 2020 was mainly driven by higher employee-related costs as a result of increased headcount, outsourcing services, deferred compensation plan-related costs, and supplies, partially offset by lower travel expenses and miscellaneous costs.
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
Our cash and cash equivalents, investments, and restricted cash and investments balances totaled approximately $6.0 billion as of June 27, 2021, compared to $7.0 billion as of June 28, 2020. Cash flow provided from operating activities was $3.6 billion for fiscal year 2021 compared to $2.1 billion for fiscal year 2020. Cash flow provided from operating activities in fiscal year 2021 was primarily used for $2.7 billion in treasury stock purchases, including net share settlement on employee stock-based compensation; $862 million of principal payments on debt instruments; $727 million in dividends paid to our stockholders; and $349 million of capital expenditures. These cash outflows were partially offset by $122 million of treasury stock reissuance and Common Stock issuance resulting from our employee equity-based compensation programs.
Results of Operations
Revenue

	Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Revenue (in millions)	$14,626	$10,045	$9,654
China	35%	31%	22%
Korea	27%	24%	23%
Taiwan	14%	19%	17%
Japan	9%	9%	20%
United States	6%	8%	8%
Southeast Asia	6%	6%	6%
Europe	3%	3%	4%
Revenue increased in fiscal year 2021 compared to fiscal years 2020 and 2019, primarily due to the increased investment by our customers in semiconductor capital equipment as well as higher revenue from our Customer Support Business Group for spares, services, upgrades and mature node equipment. The overall Asia region continued to account for a majority of our revenues as a substantial amount of the worldwide capacity investments for semiconductor manufacturing continued to occur in this region.

Lam Research Corporation 2021 10-K 28

The deferred revenue balance was $1.1 billion as of June 27, 2021 compared to $537 million as of June 28, 2020, driven by increases in volume purchases for our systems, customer down payments for future tool deliveries, and additional deferrals related to tools pending full delivery and future servicing of our existing installed base.
The following table presents our revenue disaggregated between system and customer support-related revenue:

	Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
	(in thousands)
Systems Revenue	$9,764,845	$6,625,130	$6,451,104
Customer support-related revenue and other	4,861,305	3,419,606	3,202,455
	$14,626,150	$10,044,736	$9,653,559

Please refer to Note 4: Revenue of our Consolidated Financial Statements in Part II, Item 8 of this 2021 Form 10-K for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The percentage of leading- and non-leading-edge equipment and upgrade revenue to each of the markets we serve was as follows:

	Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Memory	61%	58%	70%
Foundry	32%	31%	20%
Logic/integrated device manufacturing	7%	11%	10%
Gross Margin

	Year Ended			Change
	June 27, 2021	June 28, 2020	June 30, 2019	FY21 vs. FY20		FY20 vs. FY19

	(in thousands, except percentages)
Gross margin	$6,805,306	$4,608,693	$4,358,459	$2,196,613	47.7%	$250,234	5.7%
Percent of revenue	46.5%	45.9%	45.1%	0.6%		0.8%
The increase in gross margin as a percentage of revenue for fiscal year 2021 compared to fiscal year 2020 was primarily related to customer and product mix, partially offset by increased spending on freight and logistics due in significant part to COVID-19 disruptions, start-up expenses for our Malaysia manufacturing facility, and deferred compensation plan-related costs.
The increase in gross margin as a percentage of revenue for fiscal year 2020 compared to fiscal year 2019 was primarily due to customer and product mix as well as lower amortization expense related to intangibles acquired through business combinations, partially offset by lower factory and field utilization.
Research and Development

	Year Ended			Change
	June 27, 2021	June 28, 2020	June 30, 2019	FY21 vs. FY20		FY20 vs. FY19

	(in thousands, except percentages)
Research & development	$1,493,408	$1,252,412	$1,191,320	$240,996	19.2%	$61,092	5.1%
Percent of revenue	10.2%	12.5%	12.3%	(2.3)%		0.2%
We continued to make significant R&D investments focused on leading-edge deposition, etch, clean, and other semiconductor manufacturing processes. The increase in R&D expense during fiscal year 2021 compared to fiscal year 2020 was mainly driven by an increase of $137 million in employee-related costs due in part to increased headcount, $49 million in outside service costs, $32 million in deferred compensation plan-related costs, and $27 million in spending for supplies.
The increase in R&D expense during fiscal year 2020 compared to fiscal year 2019 was mainly driven by an increase of $50 million in employee-related costs due to increased headcount, $19 million in outsourcing service costs, and $10 million in spending for supplies, partially offset by a decrease of $7 million in travel expense and $5 million in restructuring charges.

Lam Research Corporation 2021 10-K 29

Selling, General, and Administrative

	Year Ended			Change
	June 27, 2021	June 28, 2020	June 30, 2019	FY21 vs. FY20		FY20 vs. FY19

	(in thousands, except percentages)
Selling, general, and administrative ("SG&A")	$829,875	$682,479	$702,407	$147,396	21.6%	$(19,928)	(2.8)%
Percent of revenue	5.7%	6.8%	7.3%	(1.1)%		(0.5)%
The increase in SG&A expense during fiscal year 2021 compared to fiscal year 2020 was primarily due to a $97 million increase in employee-related costs due in part to increased headcount, $37 million in outside service costs, and $21 million in deferred compensation plan-related costs, partially offset by a $9 million decrease in travel and entertainment costs.
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
Other Expense, Net
Other expense, net, consisted of the following:

	Year Ended			Change
	June 27, 2021	June 28, 2020	June 30, 2019	FY21 vs. FY20		FY20 vs. FY19

	(in thousands, except percentages)
Interest income	$19,687	$85,433	$98,771	$(65,746)	(77.0)%	$(13,338)	(13.5)%
Interest expense	(208,597)	(177,440)	(117,263)	$(31,157)	17.6%	$(60,177)	51.3%
Gains on deferred compensation plan related assets, net	61,838	5,999	10,464	$55,839	930.8%	$(4,465)	(42.7)%
Foreign exchange (losses) gains, net	(6,962)	(3,317)	826	$(3,645)	109.9%	$(4,143)	(501.6)%
Other, net	22,815	(9,499)	(10,959)	$32,314	(340.2)%	$1,460	(13.3)%
	$(111,219)	$(98,824)	$(18,161)	$(12,395)	12.5%	$(80,663)	444.2%

Interest income decreased in fiscal year 2021 compared to fiscal year 2020 as a result of lower yield. Interest income decreased in fiscal year 2020 compared to fiscal year 2019 as a result of lower yield, offset by a higher cash balance.
Interest expense increased in fiscal year 2021 compared to fiscal year 2020 primarily due to the full-year impact of the issuance of the $2.0 billion senior notes in fiscal year 2020. Interest expense increased in fiscal year 2020 compared to fiscal year 2019 primarily due to the full-year impact of the issuance of the $2.5 billion of senior notes in fiscal year 2019 and the issuance of $2.0 billion senior notes in fiscal year 2020.
Gains on deferred compensation plan related assets in the periods presented were driven by an improvement in the fair market value of the underlying funds.
The gains in other, net for the fiscal year 2021 compared to fiscal years 2020 and 2019 were primarily driven by private equity investments.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Year Ended			Change
	June 27, 2021	June 28, 2020	June 30, 2019	FY21 vs. FY20		FY20 vs. FY19

	(in thousands, except percentages)
Income tax expense	$462,346	$323,225	$255,141	$139,121	43.0%	$68,084	26.7%
Effective tax rate	10.6%	12.6%	10.4%	(2.0)%		2.2%
The decrease in the effective tax rate in fiscal year 2021 as compared to fiscal year 2020 was primarily due to a cumulative income tax benefit reversal due to a court ruling in fiscal year 2020, as outlined below.

Lam Research Corporation 2021 10-K 30

The increase in the effective tax rate in fiscal year 2020 as compared to fiscal year 2019 was primarily due to a cumulative income tax benefit reversal due to a court ruling in fiscal year 2020, as outlined below.
In November 2019, the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) rejected the en banc appeal petitioned by Altera Corporation (“Altera”) in July 2019. In that quarter, we evaluated the impact of the decision and viewed the denial as an indication that Altera’s position of excluding stock-based compensation expense in an intercompany cost-sharing arrangement was unlikely to be sustained upon further litigation. As a result, we reversed $75 million of net tax assets associated with stock-based compensation benefits related to previous years in the Condensed Consolidated Financial Statements in the three months ended December 29, 2019 and we no longer reflected a net tax benefit within our financial statements related to excluding stock-based compensation from our intercompany cost-sharing arrangement. In February 2020, Altera petitioned the Supreme Court of the United States ("SCOTUS") to hear their case. In June 2020, the SCOTUS denied the petition.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States. International pre-tax income is taxable in the United States at a lower effective tax rate than the federal statutory tax rate. Please refer to Note 7 of our Consolidated Financial Statements in Part II, Item 8 of this 2021 Form 10-K.
Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Our gross deferred tax assets were $736 million and $575 million at the end of fiscal years 2021 and 2020, respectively. These gross deferred tax assets were offset by gross deferred tax liabilities of $152 million and $196 million and a valuation allowance of $277 million and $245 million at the end of fiscal years 2021 and 2020, respectively. The change in gross deferred tax assets, gross deferred tax liabilities, and valuation allowance between fiscal year 2021 and 2020 is primarily due to increases in gross deferred tax assets for outside basis differences of foreign subsidiaries, allowances and reserves, and tax credits, and decreases in gross deferred tax liabilities for convertible debt.
As of our fiscal year ended June 27, 2021, we continue to record a valuation allowance to offset the entire California deferred tax asset balance due to the single sales factor apportionment resulting in lower taxable income in California. The valuation allowances were $277 million and $245 million at the end of fiscal years 2021 and 2020, respectively.

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
We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements regarding the critical accounting estimates indicated above. See Note 2, “Summary of Significant Accounting Policies,” of our Consolidated Financial Statements in Part II, Item 8 of this 2021 Form 10-K for additional information regarding our accounting policies.

Lam Research Corporation 2021 10-K 31

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
Long-lived Assets: We review goodwill at least annually for impairment during the fourth quarter of each fiscal year and if certain events or indicators of impairment occur between annual impairment tests. The process of evaluating the potential impairment of goodwill requires significant judgment. When reviewing goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In performing a qualitative assessment, we consider business conditions and other factors including, but not limited to (i) adverse industry or economic trends, (ii) restructuring actions and lower projections that may impact future operating results, (iii) sustained decline in share price, and (iv) overall financial performance and other events affecting the reporting units. If we conclude that it is more likely

Lam Research Corporation 2021 10-K 32

than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed by estimating the fair value of the reporting unit and comparing it to its carrying value, including goodwill allocated to that reporting unit.
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
If after completing the quantitative assessment the carrying value of a reporting unit exceeds its fair value, we would record an impairment charge equal to the excess of the carrying value of the reporting unit over its fair value, up to the amount of the goodwill assigned to the reporting unit.
For other long-lived assets, we review them whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets is less than their carrying value. If the sum is less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. We recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset is less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value. In addition, for fully amortized intangible assets, we de-recognize the gross cost and accumulated amortization in the period we determine the intangible asset no longer enhances future cash flows.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 3, “Recent Accounting Pronouncements,” of our Consolidated Financial Statements, included in Part II, Item 8 of this 2021 Form 10-K.
Liquidity and Capital Resources
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $6.0 billion at the end of fiscal year 2021 compared to $7.0 billion at the end of fiscal year 2020. This decrease was primarily due to Common Stock repurchases in connection with our stock repurchase program, dividends paid, and principal payments on long-term debt, partially offset by cash provided by operating activities.
Cash Flow from Operating Activities
Net cash provided by operating activities of $3.6 billion during fiscal year 2021 consisted of (in thousands):

Net income	$3,908,458
Non-cash charges:
Depreciation and amortization	307,151
Deferred income taxes	(151,477)
Equity-based compensation expense	220,164
Changes in operating asset and liability accounts	(678,741)
Other	(17,392)
$3,588,163

Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $929 million, inventories of $793 million, and prepaid expenses and other assets of $59 million; partially offset by the following sources of cash: increases in deferred profit of $508 million, accrued expenses and other liabilities of $409 million, and accounts payable of $185 million.
Cash Flow from Investing Activities
Net cash provided by investing activities during fiscal year 2021 was $73 million, primarily consisting of net sales/maturities of available for sale securities of $465 million, partially offset by capital expenditures of $349 million.

Lam Research Corporation 2021 10-K 33

Cash Flow from Financing Activities
Net cash used for financing activities during fiscal year 2021 was $4.2 billion, primarily consisting of $2.7 billion in Common Stock repurchases, including net share settlement on employee stock-based compensation; $862 million of principal payments on debt instruments; and $727 million of dividends paid; partially offset by $122 million of stock issuance and treasury stock reissuances associated with our employee stock-based compensation plans.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of June 27, 2021, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on demand for our products and services. While we have substantial cash balances, we may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. We believe that, if necessary, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, the ongoing COVID-19 pandemic has in the past caused disruption in the capital markets, and were it to do the same in the future, that could make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all.
Off-Balance Sheet Arrangements and Contractual Obligations
We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations that are recorded on our balance sheet in accordance with GAAP include our long-term debt, operating leases and finance leases which are outlined in the following table. Our off-balance sheet arrangements are presented as purchase obligations in the table. Our contractual obligations and commitments as of June 27, 2021, relating to these agreements and our guarantees are included in the following table based on their contractual maturity date.

The amounts in the table below exclude $527 million of net liabilities related to uncertain tax positions as we are unable to reasonably estimate the ultimate amount or time of settlement. See Note 7 of our Consolidated Financial Statements in Part II, Item 8 of this 2021 Form 10-K for further discussion.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	$173,150	$48,487	$55,530	$30,505	$38,628
Financing leases	42,648	11,870	12,320	10,214	8,244
Purchase obligations	818,186	660,201	114,046	40,724	3,215
Long-term debt and interest expense	7,903,936	175,125	350,250	1,586,347	5,792,214
One-time transition tax on accumulated unrepatriated foreign earnings (1)	659,954	69,469	199,723	390,762	—
Other long-term liabilities (2)	280,342	11,704	42,079	9,453	217,106
Total	$9,878,216	$976,856	$773,948	$2,068,005	$6,059,407

(1)We may choose to apply existing tax credits, thereby reducing the actual cash payment.
(2)Certain tax-related liabilities and post-retirement benefits classified as other non-current liabilities on the Consolidated Balance Sheet are included in the “More than 5 Years” category due to the uncertainty in the timing and amount of future payments. Additionally, the balance excludes contractual obligations recorded in our Consolidated Balance Sheet as current liabilities and the long-term portion of operating leases.
Operating Leases
We lease most of our administrative and regional sales/service offices as well as certain equipment under non-cancelable operating leases. Certain of our facility leases for buildings located in Fremont, California; Tualatin, Oregon; and certain other facility leases provide us with an option to extend the leases for additional periods or to purchase the facilities. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation.

Lam Research Corporation 2021 10-K 34

Financing Leases
Financing leases reflect building and office equipment lease obligations. The amounts in the table above include the interest portion of payment obligations. Certain of our facility leases for buildings located in Fremont and Livermore, California provide us with an option to extend the leases for additional periods or to purchase the facilities. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation. In addition to amounts included in the table above, we have guaranteed residual values for certain of our Fremont and Livermore facility leases of up to $298 million. See Note 15 to our Consolidated Financial Statements in Part II, Item 8 of this 2021 Form 10-K for further discussion.
Purchase Obligations
Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. The contractual cash obligations and commitments table presented above contains our minimum obligations at June 27, 2021, under these arrangements and others. For obligations with cancellation provisions, the amounts included in the preceding table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. On April 1, 2021 we entered into a $1.4 billion five-year electrostatic chuck supply contract (the “Supplier Contract”), under which we are obligated, in certain circumstances, to a minimum purchase penalty obligation not to exceed $180 million. Due to the uncertainty in the timing and amount of future payments, the cash obligations and commitments table presented above excludes the minimum purchase obligation under the Supplier Contract.
Capital Expenditure Requirements
We are in the process of expanding our global production footprint, with expansion of our Ohio manufacturing facility as well as construction of a manufacturing facility in Malaysia and a technology center in Korea. Anticipated capital expenditures associated with these projects for buildings and equipment for fiscal year 2022 are expected to be approximately $201 million. These capital expenditures will be funded through existing cash and cash equivalents, investments, and cash generated from operations.
Income Taxes
During the December 2017 quarter, a one-time transition tax on accumulated unrepatriated foreign earnings, estimated at $991 million, was recognized associated with the December 2017 U.S. tax reform. In accordance with SAB 118, we finalized the amount of the transition tax during the period ended December 23, 2018. The final amount was $868 million. We elected to pay the one-time transition tax over a period of eight years with 8% of the transition tax to be paid each September 15 for years 2018 through 2022, and 15%, 20%, and 25%, respectively, to be paid each September 15 for years 2023 through 2025.
Long-Term Debt
On May 5, 2020, we completed a public offering of $750 million aggregate principal amount of the Company’s Senior Notes due June 15, 2030 (the “2030 Notes”), $750 million aggregate principal amount of the Company’s Senior Notes due June 15, 2050 (the “2050 Notes”), and $500 million aggregate principal amount of the Company’s Senior Notes due June 15, 2060 (the “2060 Notes”). We pay interest at an annual rate of 1.90%, 2.875%, and 3.125%, on the 2030, 2050, and 2060 Notes, respectively, on a semi-annual basis on June 15 and December 15 of each year.
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
On June 7, 2016, we completed a public offering of $800 million aggregate principal amount of Senior Notes due June 15, 2021, (the “2021 Notes”). During the year ended June 27, 2021, $800 million principal value of 2021 Notes were settled upon maturity.
On March 12, 2015, we completed a public offering of $500 million aggregate principal amount of Senior Notes due March 15, 2025 (the “2025 Notes”). We pay interest at an annual rate of 3.80% on the 2025 Notes, on a semi-annual basis on March 15 and September 15 of each year.
We may redeem the 2025, 2026, 2029, 2030, 2049, 2050, and 2060 Notes (collectively the “Senior Notes”) at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect to the Senior Notes and accrued and unpaid interest before December 15, 2024 for the 2025 Notes, before January 15, 2026 for the 2026 Notes, before December 15, 2028 for the 2029 Notes, before March 15, 2030 for the 2030 Notes, before September 15, 2048 for the 2049 Notes, before December 15, 2049 for the 2050 Notes, and before December 15, 2059 for the 2060 Notes. We may redeem the Senior Notes at par, plus accrued and unpaid interest at any time on or after December 24, 2024 for the 2025 Notes, on or after January 15, 2026 for the 2026 Notes, on or after December 15, 2028 for the 2029 Notes, on or after March 15, 2030 for the 2030 Notes, on or after September 15, 2048 for the 2049 Notes, on or after December 15, 2049 for the 2050 Notes, and on or after December 15, 2059 for the 2060 Notes. In addition, upon the occurrence of certain events, as described in the indenture, we will be

Lam Research Corporation 2021 10-K 35

required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the respective note, plus accrued and unpaid interest.
In June 2012, with the acquisition of Novellus, we assumed $700 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041. On May 21, 2021, the 2041 Notes then outstanding were redeemed pursuant to Section 6.01 of the underlying indenture at a price equal to outstanding principal plus accrued and unpaid interest.
During fiscal year 2021, 2020, and 2019, we made $859 million, $668 million, and $117 million, respectively, in principal payments on long-term debt and finance/capital leases.
Revolving Credit Arrangements
On March 12, 2014, the Company established an unsecured Credit Agreement. This agreement was amended on November 10, 2015 (the “Amended and Restated Credit Agreement”), October 13, 2017 (the “2nd Amendment”), February 25, 2019 (the “3rd Amendment”), and June 17, 2021 (the “Second Amended and Restated Credit Agreement). Among other things, the Second Amended and Restated Credit Agreement provides for a $250 million increase in the Company’s revolving credit facility, from $1.25 billion to $1.50 billion with a syndicate of lenders, along with an expansion option that will allow the Company, subject to certain requirements, to request an increase in the facility of up to an additional $600 million, for a potential total commitment of $2.10 billion. The facility matures on June 17, 2026.
Interest on amounts borrowed under the credit facility is, at our option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month London Interbank Offered Rate (“LIBOR”) plus 1.0%, plus a spread of 0.00% to 0.30%, or (2) a LIBOR rate plus a spread of 0.805% to 1.30%, in each case plus a facility fee, with such spread and facility fee determined based on the rating of our non-credit enhanced, senior unsecured long-term debt. Such spreads and such facility fees are further subject to sustainability adjustments as described in the Second Amended and Restated Credit Agreement, in each case based on the Company’s performance of certain energy savings and health and safety standards metrics. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, we will pay the lenders a quarterly commitment fee that varies based on our credit rating. The Second Amended and Restated Credit Agreement incorporates provisions for the replacement of LIBOR or other reference rates with alternative reference rates under certain circumstances, including when, or if, such reference rates cease to be available. The Second Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants, and events of default. As of June 27, 2021, we had no borrowings outstanding under the Second Amended and Restated Credit Agreement and were in compliance with all financial covenants.
Commercial Paper Program
On November 13, 2017, we established a commercial paper program (the “CP Program”) under which we may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $1.25 billion. Individual maturities may vary but cannot not exceed 397 days from the date of issue. In July 2021, we amended the CP Program size to a maximum aggregate amount outstanding at any time of $1.5 billion. The net proceeds from the CP Program will be used for general corporate purposes, including repurchases of our Common Stock from time to time under our stock repurchase program. If at any time, funds are not available under favorable terms under the CP Program, we may utilize the Amended Credit Agreement for funding. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by our Revolving Credit Arrangement. As of June 27, 2021, we had no outstanding borrowings under the CP Program.
Other Guarantees
We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts that may limit our exposure to such indemnifications. As of June 27, 2021, we had not recorded any liability on our Consolidated Financial Statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that we will pay any material amounts under these guarantees.
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
We provide guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 27, 2021, the maximum potential amount of future payments that we could be required to make under these arrangements and letters of credit was $74 million. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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

Lam Research Corporation 2021 10-K 36

experience and information currently available, that it is probable that any material amounts will be required to be paid under such indemnification agreements or statutory obligations.
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk
Investments
We maintain an investment portfolio of various holdings, types, and maturities. As of June 27, 2021, our mutual funds are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Any material differences between the cost and fair value of trading securities is recognized as other expense, net in our Consolidated Statement of Operations. All of our other investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.
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
The hypothetical fair values as of June 27, 2021,were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of	Valuation of Securities Given an Interest Rate Increase of X Basis Points
				June 27, 2021
	(150 BPS)	(100 BPS)	(50 BPS)	—%	50 BPS	100 BPS	150 BPS
	(in thousands)
U.S. Treasury and agencies	$204,944	$204,944	$204,944	$204,792	$204,336	$203,880	$203,424
Government-sponsored enterprises	3,518	3,518	3,518	3,505	3,477	3,449	3,421
Foreign government bonds	33,093	33,093	33,093	33,012	32,905	32,798	32,691
Corporate notes and bonds	1,049,766	1,049,722	1,049,230	1,045,098	1,039,800	1,034,503	1,029,206
Mortgage backed securities - residential	5,777	5,753	5,728	5,677	5,619	5,562	5,505
Mortgage backed securities - commercial	18,977	18,973	18,918	18,788	18,643	18,498	18,353
Total	$1,316,075	$1,316,003	$1,315,431	$1,310,872	$1,304,780	$1,298,690	$1,292,600

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.
Long-Term Debt
As of June 27, 2021, we had $5.0 billion in principal amount of fixed-rate long-term debt outstanding, with a fair value of $5.6 billion. The fair value of our Notes is subject to interest rate risk, market risk, and other factors due to the convertible feature, as applicable. Generally, the fair value of Notes will increase as interest rates fall and decrease as interest rates rise. The interest and market value changes affect the fair value of our Notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value but present the fair value of the principal amount of our Notes for disclosure purposes.

Lam Research Corporation 2021 10-K 37

Equity Price Risk
Publicly Traded Securities
The values of our investments in publicly traded securities, including mutual funds related to our obligations under our deferred compensation plans, are subject to market price risk. The following table presents the hypothetical fair values of our publicly traded securities that would result from potential decreases and increases in the price of each security in the portfolio. Potential fluctuations in the price of each security in the portfolio of plus or minus 10%, 15%, or 25% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of June 27, 2021, were as follows:

	Valuation of Securities Given an X% Decrease in Stock Price			Fair Value as of	Valuation of Securities Given an X% Increase in Stock Price
				June 27, 2021
	(25)%	(15)%	(10)%	—%	10%	15%	25%
	(in thousands)
Mutual funds	$72,128	$81,745	$86,554	$96,171	$105,788	$110,597	$120,214
Foreign Currency Exchange (“FX”) Risk
We conduct business on a global basis in several major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our revenues and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations on non-U.S dollar transactions or cash flows.
We enter into foreign currency forward contracts to minimize the short-term impact of exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. In addition, we hedge certain anticipated foreign currency cash flows.
To protect against adverse movements in value of anticipated non-U.S. dollar transactions or cash flows, we enter into foreign currency forward and option contracts that generally expire within 12 months and no later than 24 months. The option contracts include collars, an option strategy that is comprised of a combination of a purchased put option and a written call option with the same expiration dates and notional amounts but with different strike prices. These foreign currency hedge contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue and/or expense is recognized. We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain non-U.S.-dollar denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other expense, net, and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities also recorded in other expense, net, assuming the hedge contract fully covers the hedged items. The notional amount and unrealized gain of our outstanding forward and option contracts that are designated as cash flow hedges, as of June 27, 2021, are shown in the table below. This table also shows the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus or minus 10 percent and plus or minus 15 percent.

		Notional Amount	Unrealized FX Gain/(Loss)	Valuation of FX Contracts Given an X% Increase (+)/Decrease(-) in Each
			June 27, 2021	= +/- (10%)	= +/- (15%)
		(in thousands)
Forward contracts
Sell	Japanese yen	$560,338	$16,432	$54,268	$81,403
Buy	Euro	146,748	(383)	14,583	21,874
Buy	Korean won	145,167	(1,518)	14,363	21,544
Buy	Indian rupee	55,364	657	5,741	8,612
Buy	Malaysian ringgit	41,911	(39)	4,202	6,302
			$15,149	$93,157	$139,735
Option Contracts
Buy put	Japanese yen	$35,877	$541	$3,080	$4,457
Sell call	Japanese yen	38,069	(178)	4	—
			$363	$3,084	$4,457

Lam Research Corporation 2021 10-K 38

The notional amount and unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges, as of June 27, 2021, are shown in the table below. This table also shows the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus or minus 10 percent and plus or minus 15 percent. These changes in fair values would be offset in other expense, net, by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contract fully covers the intercompany and trade receivable balances.

		Notional Amount	Unrealized FX Gain/(Loss)	Valuation of FX Contracts Given an X% Increase (+)/Decrease(-) in Each
			June 27, 2021	= +/- (10%)	= +/- (15%)
		(in thousands)
Forward contracts, balance sheet hedge
Sell	Korean won	$220,134	$11	$22,015	$33,022
Buy	Swiss francs	79,859	(10)	7,980	11,970
Buy	Chinese renminbi	57,768	33	5,789	8,684
Buy	Singapore dollar	26,765	1	2,677	4,015
Buy	Euro	21,493	(2)	2,148	3,222
Buy	British pound	15,086	—	1,509	2,262
Buy	Malaysian ringgit	10,553	22	1,056	1,585
Sell	Japanese yen	8,746	—	874	1,312
Buy	Indian rupee	3,082	2	309	464
			$57	$44,357	$66,536

Lam Research Corporation 2021 10-K 39

Item 8.    Financial Statements and Supplementary Data

Lam Research Corporation 2021 10-K 40

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Revenue	$14,626,150	$10,044,736	$9,653,559
Cost of goods sold	7,820,844	5,436,043	5,295,100
Gross margin	6,805,306	4,608,693	4,358,459
Research and development	1,493,408	1,252,412	1,191,320
Selling, general, and administrative	829,875	682,479	702,407
Total operating expenses	2,323,283	1,934,891	1,893,727
Operating income	4,482,023	2,673,802	2,464,732
Other expense, net	(111,219)	(98,824)	(18,161)
Income before income taxes	4,370,804	2,574,978	2,446,571
Income tax expense	(462,346)	(323,225)	(255,141)
Net income	$3,908,458	$2,251,753	$2,191,430
Net income per share:
Basic	$27.22	$15.55	$14.37
Diluted	$26.90	$15.10	$13.70
Number of shares used in per share calculations:
Basic	143,609	144,814	152,478
Diluted	145,320	149,090	159,915

See Notes to Consolidated Financial Statements

Lam Research Corporation 2021 10-K 41

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Net income	$3,908,458	$2,251,753	$2,191,430
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	14,398	(6,441)	(6,648)
Cash flow hedges:
Net unrealized gains (losses) during the period	22,139	(30,603)	2,461
Net (gains) losses reclassified into net income	(3,468)	2,137	(2,749)
	18,671	(28,466)	(288)
Available-for-sale investments:
Net unrealized (losses) gains during the period	(4,098)	1,842	3,535
Net losses (gains) reclassified into net income	786	935	(199)
	(3,312)	2,777	3,336
Defined benefit plans, net change in unrealized component	326	1,949	(2,981)
Other comprehensive income (loss), net of tax	30,083	(30,181)	(6,581)
Comprehensive income	$3,938,541	$2,221,572	$2,184,849

See Notes to Consolidated Financial Statements

Lam Research Corporation 2021 10-K 42

LAM RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 27, 2021	June 28, 2020
ASSETS:
Cash and cash equivalents	$4,418,263	$4,915,172
Investments	1,310,872	1,795,080
Accounts receivable, less allowance of $5,255 as of June 27, 2021 and $5,465 as of June 28, 2020	3,026,430	2,097,099
Inventories	2,689,294	1,900,024
Prepaid expenses and other current assets	207,528	146,160
Total current assets	11,652,387	10,853,535
Property and equipment, net	1,303,479	1,071,499
Restricted cash and investments	252,487	253,911
Goodwill	1,490,134	1,484,436
Intangible assets, net	132,365	168,532
Other assets	1,061,300	727,134
Total assets	$15,892,152	$14,559,047
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Trade accounts payable	$829,710	$592,387
Accrued expenses and other current liabilities	1,719,483	1,272,655
Deferred profit	967,325	457,523
Current portion of long-term debt and finance lease obligations	11,349	839,877
Total current liabilities	3,527,867	3,162,442
Long-term debt and finance lease obligations, less current portion	4,990,333	4,970,848
Income taxes payable	948,037	909,709
Other long-term liabilities	398,727	332,559
Total liabilities	9,864,964	9,375,558
Commitments and contingencies
Temporary equity, convertible notes	—	10,995
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized 400,000 shares as of June 27, 2021 and June 28, 2020; issued and outstanding 142,501 shares as of June 27, 2021, and 145,331 shares as of June 28, 2020	143	145
Additional paid-in capital	7,052,962	6,695,858
Treasury stock, at cost, 150,766 shares as of June 27, 2021, and 145,432 shares as of June 28, 2020	(15,646,701)	(12,949,889)
Accumulated other comprehensive loss	(64,128)	(94,211)
Retained earnings	14,684,912	11,520,591
Total stockholders’ equity	6,027,188	5,172,494
Total liabilities and stockholders’ equity	$15,892,152	$14,559,047

See Notes to Consolidated Financial Statements

Lam Research Corporation 2021 10-K 43

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,908,458	$2,251,753	$2,191,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307,151	268,525	309,281
Deferred income taxes	(151,477)	(17,777)	(4,980)
Equity-based compensation expense	220,164	189,197	187,234
Other, net	(17,392)	6,628	1,524
Changes in operating asset and liability accounts:
Accounts receivable, net of allowance	(928,928)	(641,827)	732,138
Inventories	(792,591)	(411,608)	281,355
Prepaid expenses and other assets	(59,189)	(14,354)	(17,864)
Trade accounts payable	184,615	208,478	(131,472)
Deferred profit	508,008	76,207	(178,074)
Accrued expenses and other liabilities	409,344	211,229	(194,559)
Net cash provided by operating activities	3,588,163	2,126,451	3,176,013
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(349,096)	(203,239)	(303,491)
Purchases of available-for-sale securities	(3,389,388)	(2,897,627)	(2,930,049)
Proceeds from maturities of available-for-sale securities	2,381,758	1,647,379	466,539
Proceeds from sales of available-for-sale securities	1,472,152	1,235,248	1,137,302
Other, net	(42,155)	(25,845)	(7,355)
Net cash provided by (used for) investing activities	73,271	(244,084)	(1,637,054)

Lam Research Corporation 2021 10-K 44

	Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of long-term debt	$—	$1,974,651	$2,476,720
Principal payments on long-term debt and finance lease obligations and payments for debt issuance costs	(862,060)	(667,537)	(117,653)
Net (repayment) from commercial paper	—	—	(361,754)
Proceeds from borrowings on revolving credit facility	—	1,250,000	—
Repayment of borrowings on revolving credit facility	—	(1,250,000)	—
Treasury stock purchases	(2,697,704)	(1,369,649)	(3,780,611)
Dividends paid	(726,992)	(656,838)	(678,348)
Reissuances of treasury stock related to employee stock purchase plan	97,764	85,439	77,961
Proceeds from issuance of common stock	24,123	8,084	6,813
Other, net	(2,113)	1,920	(13,208)
Net cash used for financing activities	(4,166,982)	(623,930)	(2,390,080)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7,215	(2,750)	(4,041)
Net (decrease) increase in cash, cash equivalents and restricted cash	(498,333)	1,255,687	(855,162)
Cash, cash equivalents and restricted cash at beginning of year	5,169,083	3,913,396	4,768,558
Cash, cash equivalents and restricted cash at end of year	$4,670,750	$5,169,083	$3,913,396
Schedule of non-cash transactions
Accrued payables for stock repurchases	$20,005	$82	$29
Accrued payables for capital expenditures	61,392	37,812	23,185
Dividends payable	185,431	167,129	158,868
Transfers of finished goods inventory to property and equipment	80,252	51,694	54,533
Supplemental disclosures:
Cash payments for interest	$203,932	$171,889	$76,933
Cash payments for income taxes, net	518,567	222,909	300,268

Reconciliation of cash, cash equivalents, and restricted cash	June 27, 2021	June 28, 2020	June 30, 2019
Cash and cash equivalents	$4,418,263	$4,915,172	$3,658,219
Restricted cash and cash equivalents	252,487	253,911	255,177
Total cash, cash equivalents, and restricted cash	$4,670,750	$5,169,083	$3,913,396

See Notes to Consolidated Financial Statements

Lam Research Corporation 2021 10-K 45

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per common share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total
Balance at June 24, 2018	156,892	$157	$6,144,425	$(7,846,476)	$(57,449)	$8,261,194	$6,501,851
Issuance of common stock	1,090	1	6,812	—	—	—	6,813
Purchase of treasury stock	(21,059)	(21)	—	(3,780,503)	—	—	(3,780,524)
Reissuance of treasury stock	622	—	53,555	24,406	—	—	77,961
Equity-based compensation expense	—	—	187,234	—	—	—	187,234
Effect of conversion of convertible notes	2,783	3	(11,361)	—	—	—	(11,358)
Exercise of warrants	4,105	4	(12)	—	—	—	(8)
Reclassification from temporary to permanent equity	—	—	28,752	—	—	—	28,752
Adoption of ASU 2014-09	—	—	—	—	—	139,355	139,355
Adoption of ASU 2016-16	—	—	—	—	—	(443)	(443)
Adoption of ASU 2018-02	—	—	—	—	(2,227)	2,227	—
Net income	—	—	—	—	—	2,191,430	2,191,430
Other comprehensive loss	—	—	—	—	(4,354)	—	(4,354)
Cash dividends declared ($4.40 per common share)	—	—	—	—	—	(662,844)	(662,844)
Balance at June 30, 2019	144,433	144	6,409,405	(11,602,573)	(64,030)	9,930,919	4,673,865
Issuance of common stock	1,288	1	8,083	—	—	—	8,084
Purchase of treasury stock	(5,371)	(5)	—	(1,369,697)	—	—	(1,369,702)
Reissuance of treasury stock	513	1	63,057	22,381	—	—	85,439
Equity-based compensation expense	—	—	189,197	—	—	—	189,197
Effect of conversion of convertible notes	4,468	4	(12,328)	—	—	—	(12,324)
Reclassification from temporary to permanent equity	—	—	38,444	—	—	—	38,444
Adoption of ASU 2016-02	—	—	—	—	—	3,018	3,018
Net income	—	—	—	—	—	2,251,753	2,251,753
Other comprehensive loss	—	—	—	—	(30,181)	—	(30,181)
Cash dividends declared ($4.60 per common share)	—	—	—	—	—	(665,099)	(665,099)
Balance at June 28, 2020	145,331	145	6,695,858	(12,949,889)	(94,211)	11,520,591	5,172,494
Issuance of common stock	1,089	$1	$24,122	$—	$—	$—	$24,123
Purchase of treasury stock	(5,819)	(5)	—	(2,717,622)	—	—	(2,717,627)
Reissuance of treasury stock	484	—	76,954	20,810	—	—	97,764
Equity-based compensation expense	—	—	220,164	—	—	—	220,164
Effect of conversion of convertible notes	1,416	2	24,869	—	—	—	24,871
Reclassification from temporary to permanent equity	—	—	10,995	—	—	—	10,995
Adoption of ASU 2018-18	—	—	—	—	—	1,157	1,157
Net income	—	—	—	—	—	3,908,458	3,908,458
Other comprehensive income	—	—	—	—	30,083	—	30,083
Cash dividends declared ($5.20 per common share)	—	—	—	—	—	(745,294)	(745,294)
Balance at June 27, 2021	142,501	$143	$7,052,962	$(15,646,701)	$(64,128)	$14,684,912	$6,027,188

See Notes to Consolidated Financial Statements

Lam Research Corporation 2021 10-K 46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 27, 2021
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
The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns, such as electronics demand, memory pricing, and foundry utilization rates, may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors including, but not limited to economic conditions; supply, demand, and prices for semiconductors; customer capacity requirements; and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2021, 2020, and 2019 may not necessarily be indicative of future operating results.
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

Lam Research Corporation 2021 10-K 47

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
Equity-based Compensation — Employee Stock Plans: The Company recognizes the fair value of equity-based compensation expense. The Company determines the fair value of its RSUs, excluding market-based performance RSUs, based upon the fair market value of Company’s Common Stock at the date of grant, discounted for dividends. The Company estimates the fair value of its market-based performance RSUs using a Monte Carlo simulation model at the date of the grant. The Company estimates the fair value of its stock options using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility and the estimated life of each award. The Company amortizes the fair value of equity-based awards over the vesting periods of the award, and the Company has elected to use the straight-line method of amortization.
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
Goodwill and Intangible Assets: The valuation of intangible assets acquired in a business combination requires the use of management estimates including but not limited to estimating future expected cash flows from assets acquired and determining discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available. The Company amortizes intangible assets with estimable useful lives over their respective estimated useful lives.
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
The Company reviews goodwill at least annually for impairment during the fourth quarter of each fiscal year and if certain events or indicators of impairment occur between annual impairment tests. The process of evaluating the potential impairment of goodwill requires significant judgment. When reviewing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In performing a

Lam Research Corporation 2021 10-K 48

qualitative assessment, it consider business conditions and other factors including, but not limited to (i) adverse industry or economic trends, (ii) restructuring actions and lower projections that may impact future operating results, (iii) sustained decline in share price, and (iv) overall financial performance and other events affecting the reporting units. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed by estimating the fair value of the reporting unit and comparing it to its carrying value, including goodwill allocated to that reporting unit. The Company did not record impairments of goodwill during the years ended June 27, 2021, June 28, 2020, or June 30, 2019.
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
If after completing the quantitative assessment the carrying value of a reporting unit exceeds its fair value, the Company would record an impairment charge equal to the excess of the carrying value of the reporting unit over its fair value, up to the amount the goodwill assigned to the reporting unit.
Impairment of Long-lived Assets (Excluding Goodwill): The Company reviews intangible assets whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets is less than their carrying value. If the sum is less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals, or other methods. The Company recognizes an impairment charge to the extent the fair value attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value. For the periods presented, there was no impairment of long-lived assets. In addition, for fully amortized intangible assets, we derecognize the gross cost and accumulated amortization in the period we determine the intangible asset no longer enhances future cash flows.
Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar, and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal years ended June 27, 2021 and June 28, 2020 each included 52 weeks, and the fiscal year ended June 30, 2019 included 53 weeks.
Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Cash Equivalents and Investments: Investments purchased with an original maturity of three months or less are considered cash equivalents. The Company also invests in certain mutual funds, which include equity and fixed-income securities, related to its obligations under its deferred compensation plan, and such investments are classified as trading securities on the consolidated balance sheets. All of the Company’s other investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as other expense, net in the Consolidated Statement of Operations. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and difference between the cost and fair value of available-for-sale securities is presented as a component of accumulated other comprehensive income (loss). Following the adoption of Accounting Standard Codification Topic 326 (see additional information in Note 3: Recent Accounting Pronouncements), under Subtopic 326-30, the Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the income statement. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the income statement. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the income statement during the year ended June 27, 2021. No other-than-temporary impairment charges were recognized during the years ended June 28, 2020 or June 30, 2019.
Allowance for Expected Credit Losses: The Company maintains an allowance for expected losses resulting from the inability of its customers to make required payments. The Company evaluates its allowance for expected credit losses based on a combination of factors. In circumstances where specific invoices are deemed uncollectible, the Company provides a specific allowance against the amount due to reduce the net recognized receivable to the amount it reasonably believes will be collected. The Company also

Lam Research Corporation 2021 10-K 49

provides allowances based on its write-off history. Bad debt expense was not material for fiscal years ended June 27, 2021, June 28, 2020, and June 30, 2019.
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
Derivative Financial Instruments: In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with interest rate and foreign currency exchange rate fluctuations. The Company’s policy is to mitigate the effect of interest rate fluctuations on certain proposed debt instruments and exchange rate fluctuations on certain foreign currency denominated business exposures. The Company has a policy that allows the use of derivative financial instruments to hedge foreign currency exchange rate fluctuations on forecasted revenue and expenses and net monetary assets or liabilities denominated in various foreign currencies. The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values. The Company does not use derivatives for trading or speculative purposes. The Company does not believe that it is exposed to more than a nominal amount of credit risk in its interest rate and foreign currency hedges, as counterparties are large, global and well-capitalized financial institutions. The Company maintains an active currency hedging program and believes there is minimal risk that appropriate derivatives to maintain the Company’s hedging program would not be available in the future.
To hedge foreign currency risks, the Company uses foreign currency exchange forward and option contracts, where possible and prudent. These hedge contracts are valued using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates, interest rates, and other market factors.
The Company considers its most current forecast in determining the level of foreign currency denominated revenue and expenses to hedge as cash flow hedges. The Company combines these forecasts with historical trends to establish the portion of its expected volume to be hedged. The revenue and expenses are hedged and designated as cash flow hedges to protect the Company from exposures to fluctuations in foreign currency exchange rates. If the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income (loss) to other expense, net on the Consolidated Statement of Operations at that time.
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
Guarantees: The Company has certain finance leases that contain provisions whereby the properties subject to the finance leases may be remarketed at lease expiration. The Company has guaranteed to the lessor an amount approximating the lessor’s investment in the property. Also, the Company’s guarantees generally include certain indemnifications to its lessors for environmental matters, potential overdraft protection obligations to financial institutions related to one of the Company’s subsidiaries, indemnifications to the Company’s customers for certain infringement of third-party intellectual property rights by its products and services, indemnifications for its officers and directors, and the Company’s warranty obligations under sales of its products.
Foreign Currency Translation: The Company’s non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, primarily generate and expend cash in their local currency. Accordingly, all balance sheet accounts of these local functional currency subsidiaries are translated into U.S. dollars at the fiscal period-end exchange rate, and income and expense accounts are translated into U.S. dollars using average rates in effect for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation adjustments are recorded as cumulative translation adjustments and are a component of accumulated other comprehensive income (loss). Remeasurement adjustments are recorded in other expense, net, where the U.S. dollar is the functional currency.
Note 3: Recent Accounting Pronouncements
Recently Adopted or Effective
In June 2016, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The amendment revises the impairment model to utilize an expected loss methodology in place of the previously used incurred loss methodology, which results in more timely recognition of losses on financial instruments, including but not limited to, available for sale debt securities and accounts receivable. The FASB issued a subsequent

Lam Research Corporation 2021 10-K 50

amendment to the initial guidance in April 2019 and November 2019 within ASU 2019-04 and ASU 2019-11, respectively. The adoption of these standards in the first quarter of fiscal year 2021 did not have a material impact on the Company’s Consolidated Financial Statements.
In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements (Topic 808).” The amendment clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer for a good or service that is a distinct unit of account. The amendment also precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The adoption of this standard in the first quarter of fiscal year 2021 did not have a material impact on the Company’s Consolidated Financial Statements.
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
Updates Not Yet Effective
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
Note 4: Revenue
Deferred Revenue
Revenue of $452.8 million included in deferred profit at June 28, 2020 was recognized during fiscal year 2021.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of June 27, 2021 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years	Total
	(in thousands)
Deferred revenue	$955,157	$163,650	(1)	$—	$1,118,807
(1)    This amount is reported in Deferred profit on the Company's Consolidated Balance Sheets as the customers can demand the liability to be performed at any time.

Lam Research Corporation 2021 10-K 51

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated between system and its customer-support related revenue:

	Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
	(in thousands)
Systems Revenue	$9,764,845	$6,625,130	$6,451,104
Customer support-related revenue and other	4,861,305	3,419,606	3,202,455
	$14,626,150	$10,044,736	$9,653,559

System revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant product line.
The Company operates in one reportable business segment: manufacturing and servicing of wafer processing semiconductor manufacturing equipment. Refer to Note 20 - Segment, Geographic Information, and Major Customers; for additional information regarding the Company’s evaluation of reportable business segments and the disaggregation of revenue by the geographic regions in which the Company operates.
Additionally, the Company serves three primary markets: memory, foundry, and logic/integrated device manufacturing. The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Memory	61%	58%	70%
Foundry	32%	31%	20%
Logic/integrated device manufacturing	7%	11%	10%
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
The Lam Research Corporation 2007 Stock Incentive Plan, as amended and restated, 2011 Stock Incentive Plan, as amended and restated, and the 2015 Stock Incentive Plan (collectively the “Stock Plans”), provide for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. The 2015 Stock Incentive Plan was approved by stockholders authorizing up to 18,000,000 shares for issuance under the plan. Additionally, 1,232,068 shares that remained available for grants under the Company’s 2007 Stock Incentive Plan were added to the shares available for issuance under the 2015 Stock Incentive Plan. As of June 27, 2021, there were a total of 8,585,404 shares available for future issuance under the Stock Plans. New shares are issued from the Company’s balance of authorized Common Stock from the 2015 Stock Incentive Plan to satisfy stock option exercises and vesting of awards.
The Company recognized the following equity-based compensation expense and benefits in the Consolidated Statements of Operations:

	Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
	(in thousands)
Equity-based compensation expense	$220,164	$189,197	$187,234
Income tax benefit recognized related to equity-based compensation	$49,313	$36,135	$47,396
Income tax benefit realized from the exercise and vesting of options and RSUs	$97,275	$67,060	$49,242
The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting terms on a straight-line basis.

Lam Research Corporation 2021 10-K 52

Restricted Stock Units
During the fiscal years 2021, 2020, and 2019, the Company issued both service-based RSUs and market-based performance RSUs (“PRSUs”). Service-based RSUs typically vest over a period of 3 years or less. Market-based PRSUs generally vest three years from the grant date if certain performance criteria are achieved and require continued employment. Based upon the terms of such awards, the number of shares that can be earned over the performance periods is based on the Company’s Common Stock price performance compared to the market price performance of a designated benchmark index, ranging from 0% to 150% of target. The designated benchmark index was the Philadelphia Semiconductor Total Return Index (“XSOX”) for market-based PRSUs issued in 2021 and 2020 and the Philadelphia Semiconductor Sector Index (“SOX”) for market-based PRSUs issued in 2019. The stock price performance or market price performance is measured using the closing price for the 50-trading days prior to the dates the performance period begins and ends. The target number of shares represented by the market-based PRSUs is increased by 2% of target for each 1% that Common Stock price performance exceeds the market price performance of the designated benchmark index. Market-based PRSUs issued in 2021 and 2020 utilized the XSOX, which index gives effect to the reinvestment of dividends paid on its constituent holdings, as the benchmark; and accordingly the Company's Common Stock price performance was adjusted for the reinvestment of dividends on Common Stock on the ex-dividend date. By contrast, market-based PRSUs issued in 2019 utilized the SOX as a benchmark, which excluded the impact of dividends; accordingly the Company's Common Stock price performance was not adjusted for the reinvestment of dividends. The result of the vesting formula is rounded down to the nearest whole number. Total stockholder return is a measure of stock price appreciation in this performance period.
The following table summarizes the Company’s combined service-based RSUs and market-based PRSUs:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding, June 28, 2020	1,722	$214.93
Granted	527	558.64
Vested	(886)	200.16
Forfeited or canceled	(57)	270.00
Outstanding, June 27, 2021	1,306	$345.70

Of the 1.3 million shares outstanding at June 27, 2021, 1.0 million are service-based RSUs and 0.3 million are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant, discounted for dividends. The fair value of the Company’s market-based PRSUs granted during fiscal years 2021, 2020, and 2019 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $640.69, $320.69, and $165.78, respectively. The total fair value of service-based RSUs and market-based RSUs that vested during fiscal years 2021, 2020, and 2019 was $177.4 million, $166.9 million, and $152.1 million, respectively.
 As of June 27, 2021, the Company had $364.6 million of total unrecognized compensation expense which is expected to be recognized over a weighted-average remaining period of approximately 2.3 years.
Stock Options
The Company granted stock options with a 7-year maximum contractual term to a limited group of executive officers during fiscal years 2021, 2020, and 2019. Stock options typically vest over a period of three years or less. The Company had 219.9 thousand options outstanding at June 27, 2021 with a weighted-average exercise price of $201.44 per share, of which 119.4 thousand were exercisable with a weighted-average exercise price of $148.15 per share. As of June 27, 2021, the Company had $6.3 million of total unrecognized compensation expense related to unvested stock options granted and outstanding which is expected to be recognized over a weighted-average remaining period of 2.0 years.
ESPP
The Company has an employee stock purchase plan (the “ESPP”) which allows employees to designate a portion of their base compensation to be deducted and used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Typically, each offering period lasts 12 months and contains one interim purchase date.
During fiscal year 2021, approximately 484 thousand shares of the Company’s Common Stock were sold to employees under the ESPP. At June 27, 2021, approximately 5.9 million shares were available for purchase, and the Company had $31.9 million of total unrecognized compensation cost, which is expected to be recognized over a remaining period of less than one year.

Lam Research Corporation 2021 10-K 53

Note 6: Other Expense, Net
The significant components of other expense, net, were as follows:

	Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
	(in thousands)
Interest income	$19,687	$85,433	$98,771
Interest expense	(208,597)	(177,440)	(117,263)
Gains on deferred compensation plan related assets, net	61,838	5,999	10,464
Foreign exchange (losses) gains, net	(6,962)	(3,317)	826
Other, net	22,815	(9,499)	(10,959)
	$(111,219)	$(98,824)	$(18,161)

Interest income in the year ended June 27, 2021, decreased compared to the year ended June 28, 2020, primarily as a result of lower yield. Interest income decreased in the year ended June 28, 2020, compared to the year ended June 30, 2019, as a result of lower yield, partially offset by a higher cash balance.
Interest expense in the year ended June 27, 2021, increased compared to the year ended June 28, 2020, primarily due to the full year impact of the issuance of the $2.0 billion senior notes in fiscal year 2020. The increase in interest expense in the year ended June 28, 2020, compared to the year ended June 30, 2019, was primarily due to the full year impact of the issuance of the $2.5 billion of senior notes in fiscal year 2019 and issuance of the $2.0 billion senior notes in fiscal year 2020.
The gains on deferred compensation plan related assets in the years presented were driven by an improvement in the fair market value of the underlying funds.
The gains in other, net for the year ended June 27, 2021 compared to the years ended June 28, 2020 and June 30, 2019 were primarily driven by private equity investments.

Lam Research Corporation 2021 10-K 54

Note 7: Income Taxes
The components of income (loss) before income taxes were as follows:

	Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
	(in thousands)
United States	$120,161	$44,739	$(59,876)
Foreign	4,250,643	2,530,239	2,506,447
	$4,370,804	$2,574,978	$2,446,571

Significant components of the provision (benefit) for income taxes attributable to income before income taxes were as follows:

	Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
	(in thousands)
Federal:
Current	$437,525	$216,513	$143,845
Deferred	(139,531)	(18,458)	(10,722)
	297,994	198,055	133,123
State:
Current	13,560	4,724	5,994
Deferred	(8,324)	6,524	4,944
	5,236	11,248	10,938
Foreign:
Current	162,738	119,766	110,283
Deferred	(3,622)	(5,844)	797
	159,116	113,922	111,080
Total provision for income taxes	$462,346	$323,225	$255,141

Lam Research Corporation 2021 10-K 55

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Significant components of the Company’s net deferred tax assets and liabilities were as follows:

	June 27, 2021	June 28, 2020
	(in thousands)
Deferred tax assets:
Tax carryforwards	$281,022	$249,874
Allowances and reserves	165,335	119,974
Equity-based compensation	7,322	7,167
Inventory valuation differences	28,877	26,069
Outside basis differences of foreign subsidiaries	193,734	105,159
Operating lease liabilities	37,562	40,157
Other	22,575	26,361
Gross deferred tax assets	736,427	574,761
Valuation allowance	(277,133)	(244,973)
Net deferred tax assets	459,294	329,788
Deferred tax liabilities:
Intangible assets	(3,113)	(6,442)
Convertible debt	—	(24,530)
Capital assets	(97,602)	(105,508)
Amortization of goodwill	(13,161)	(12,256)
Right-of-use assets	(37,562)	(40,157)
Other	(262)	(7,509)
Gross deferred tax liabilities	(151,700)	(196,402)
Net deferred tax assets	$307,594	$133,386

The change in gross deferred tax assets, gross deferred tax liabilities, and valuation allowance between fiscal year 2021 and 2020 is primarily due to increases in gross deferred tax assets for outside basis differences of foreign subsidiaries, allowances and reserves, and tax credits, and decreases in gross deferred tax liabilities for convertible debt.

The Company previously made an accounting policy election to record deferred taxes related to Global Intangible Low-Taxed Income (“GILTI”).
Realization of the Company’s net deferred tax assets is based upon the weighting of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such deferred tax assets will be realized with the exception of $277.1 million related to California deferred tax assets. At June 27, 2021, the Company continued to record a valuation allowance to offset the entire California deferred tax asset balance due to the single sales factor apportionment resulting in lower taxable income in California.
At June 27, 2021, the Company had federal net operating loss carryforwards of $25.2 million. If not utilized, these losses will begin to expire in fiscal year 2022, and are subject to limitation on their utilization.
At June 27, 2021, the Company had state net operating loss carryforwards of $94.5 million. If not utilized, these losses will begin to expire in fiscal year 2023 and are subject to limitation on their utilization.
At June 27, 2021, the Company had state tax credit carryforwards of $408.9 million. Substantially all of these credits can be carried forward indefinitely.

Lam Research Corporation 2021 10-K 56

A reconciliation of income tax expense provided at the federal statutory rate (21% in fiscal years 2021, 2020, and 2019) to actual income tax expense is as follows:

	Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
	(in thousands)
Income tax expense computed at federal statutory rate	$917,869	$540,745	$513,780
State income taxes, net of federal tax benefit	(33,478)	(28,046)	(17,565)
Foreign income taxed at different rates	(365,886)	(146,023)	(260,344)
Settlements and reductions in uncertain tax positions	(13,613)	(12,854)	(31,291)
Tax credits	(86,709)	(88,762)	(71,779)
State valuation allowance, net of federal tax benefit	39,477	30,923	26,742
Equity-based compensation	(45,764)	(23,248)	(7,566)
Other permanent differences and miscellaneous items	50,450	50,490	39,251
U.S. tax reform impacts	—	—	63,913
	$462,346	$323,225	$255,141

In November 2019, the Ninth Circuit rejected the en banc appeal petitioned by Altera in July 2019. In that quarter, the Company evaluated the impact of the decision and viewed the denial as an indication that Altera’s position of excluding stock-based compensation expense in an intercompany cost-sharing arrangement was unlikely to be sustained upon further litigation. As a result, the Company reversed $74.5 million of net tax assets associated with stock-based compensation benefits related to previous years in the Condensed Consolidated Financial Statements in the three months ended December 29, 2019 and the Company no longer reflected a net tax benefit within its financial statements related to excluding stock-based compensation from its intercompany cost-sharing arrangement. In February 2020, Altera petitioned the SCOTUS to hear their case. In June 2020, the SCOTUS denied the petition.
Earnings of the Company’s foreign subsidiaries included in consolidated retained earnings that are indefinitely reinvested in foreign operations aggregated to approximately $774.5 million at June 27, 2021. If these earnings were remitted to the United States, they would be subject to foreign withholding taxes of approximately $122.1 million at current statutory rates. The potential tax expense associated with these foreign withholding taxes would be substantially offset by foreign tax credits that would be generated in the United States upon remittance.

Lam Research Corporation 2021 10-K 57

The Company’s gross uncertain tax positions were $566.8 million, $476.7 million, and $420.8 million as of June 27, 2021, June 28, 2020, and June 30, 2019, respectively. During fiscal year 2021, gross uncertain tax positions increased by $90.1 million. The amount of uncertain tax positions that, if recognized, would impact the effective tax rate was $504.4 million, $423.8 million, and $376.0 million, as of June 27, 2021, June 28, 2020, and June 30, 2019, respectively. The aggregate changes in the balance of gross uncertain tax positions were as follows:

(in thousands)
Balance as of June 24, 2018	$305,413
Settlements and effective settlements with tax authorities	(3,705)
Lapse of statute of limitations	(28,176)
Increases in balances related to tax positions taken during prior periods	78,927
Decreases in balances related to tax positions taken during prior periods	(1,577)
Increases in balances related to tax positions taken during current period	69,890
Balance as of June 30, 2019	420,772
Settlements and effective settlements with tax authorities	(1,836)
Lapse of statute of limitations	(8,026)
Increases in balances related to tax positions taken during prior periods	3,206
Decreases in balances related to tax positions taken during prior periods	(3,989)
Increases in balances related to tax positions taken during current period	66,568
Balance as of June 28, 2020	476,695
Settlements and effective settlements with tax authorities	(1,443)
Lapse of statute of limitations	(8,456)
Increases in balances related to tax positions taken during prior periods	15,986
Decreases in balances related to tax positions taken during prior periods	(2,746)
Increases in balances related to tax positions taken during current period	86,735
Balance as of June 27, 2021	$566,771

The Company recognizes interest expense and penalties related to the above uncertain tax positions within income tax expense. The Company had accrued $54.6 million, $40.2 million, and $19.1 million cumulatively for gross interest and penalties as of June 27, 2021, June 28, 2020, and June 30, 2019, respectively.
The Company is subject to audits by state and foreign tax authorities. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.
The Company files U.S. federal, U.S. state, and foreign income tax returns. As of June 27, 2021, tax years 2004-2021 remain subject to examination in the jurisdictions where the Company operates. The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax return for the fiscal year ended June 24, 2018. As of June 27, 2021, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitation. The change in uncertain tax positions may range up to $37.7 million.
Note 8: Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, restricted stock units, and convertible notes.

Lam Research Corporation 2021 10-K 58

The following table reconciles the inputs to the basic and diluted computations for net income per share.

	Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
	(in thousands, except per share data)
Numerator:
Net income	$3,908,458	$2,251,753	$2,191,430
Denominator:
Basic average shares outstanding	143,609	144,814	152,478
Effect of potential dilutive securities:
Employee stock plans	1,168	1,236	1,323
Convertible notes	543	3,040	5,610
Warrants	—	—	504
Diluted average shares outstanding	145,320	149,090	159,915
Net income per share - basic	$27.22	$15.55	$14.37
Net income per share - diluted	$26.90	$15.10	$13.70

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The impact from potentially dilutive securities, including options and RSUs, were not material for fiscal years ended June 27, 2021, June 28, 2020, and June 30, 2019.
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
The Company’s primary financial instruments include its cash, cash equivalents, investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and leases, and foreign currency related derivative instruments. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of lease obligations approximate their carrying value as the majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 14 - Long Term Debt and Other Borrowings for additional information regarding the fair value of the Company’s senior notes and convertible senior notes.

Lam Research Corporation 2021 10-K 59

Investments
The following tables set forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of June 27, 2021, and June 28, 2020:

	June 27, 2021
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$875,738	$—	$—	$875,738	$873,278	$—	$2,460	$—
Time deposit	1,548,874	—	—	1,548,874	1,298,847	—	250,027	—
Level 1:
Money market funds	2,246,138	—	—	2,246,138	2,246,138	—	—	—
U.S. Treasury and agencies	204,743	96	(47)	204,792	—	204,792	—	—
Mutual funds	80,694	15,510	(33)	96,171	—	—	—	96,171
Level 1 total	2,531,575	15,606	(80)	2,547,101	2,246,138	204,792	—	96,171
Level 2:
Government-sponsored enterprises	3,498	7	—	3,505	—	3,505	—	—
Foreign government bonds	32,995	21	(4)	33,012	—	33,012	—	—
Corporate notes and bonds	1,043,308	2,247	(457)	1,045,098	—	1,045,098	—	—
Mortgage backed securities - residential	5,623	54	—	5,677	—	5,677	—	—
Mortgage backed securities - commercial	18,830	17	(59)	18,788	—	18,788	—	—
Level 2 total	1,104,254	2,346	(520)	1,106,080	—	1,106,080	—	—
Total	$6,060,441	$17,952	$(600)	$6,077,793	$4,418,263	$1,310,872	$252,487	$96,171

	June 28, 2020
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$977,862	$—	$—	$977,862	$973,978	$—	$3,884	$—
Time deposit	2,244,655	—	—	2,244,655	1,994,628	—	250,027	—
Level 1:
Money market funds	1,709,350	—	—	1,709,350	1,709,350	—	—	—
U.S. Treasury and agencies	552,088	373	(9)	552,452	76,992	475,460	—	—
Mutual funds	68,784	4,571	(928)	72,427	—	—	—	72,427
Level 1 total	2,330,222	4,944	(937)	2,334,229	1,786,342	475,460	—	72,427
Level 2:
Government-sponsored enterprises	31,442	12	—	31,454	25,999	5,455	—	—
Foreign government bonds	10,693	28	(5)	10,716	2,540	8,176	—	—
Corporate notes and bonds	1,405,615	5,344	(302)	1,410,657	131,685	1,278,972	—	—
Mortgage backed securities - residential	3,142	71	—	3,213	—	3,213	—	—
Mortgage backed securities - commercial	23,660	144	—	23,804	—	23,804	—	—
Level 2 total	1,474,552	5,599	(307)	1,479,844	160,224	1,319,620	—	—
Total	$7,027,291	$10,543	$(1,244)	$7,036,590	$4,915,172	$1,795,080	$253,911	$72,427

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments.
Gross realized gains/(losses) from sales of investments were insignificant in the fiscal years 2021, 2020, and 2019.

Lam Research Corporation 2021 10-K 60

The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions. As of June 27, 2021, there are no unrealized loss positions with a duration equal to or greater than twelve months:

	June 27, 2021
	Unrealized Losses Less than 12 Months
	Fair Value	Gross Unrealized Loss
	(in thousands)
U.S. Treasury and agencies	$122,791	$(47)
Mutual funds	2,642	(33)
Foreign government bonds	2,133	(4)
Corporate notes and bonds	278,133	(457)
Mortgage backed securities - commercial	15,076	(59)
	$420,775	$(600)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities as of June 27, 2021, are as follows:

	Cost	Fair Value
	(in thousands)
Due in one year or less	$4,198,483	$4,198,992
Due after one year through five years	866,243	867,562
Due in more than five years	39,283	39,330
	$5,104,009	$5,105,884

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
Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of June 27, 2021 and June 28, 2020, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be immaterial to the Consolidated Balance Sheets.
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
In addition, the Company has entered into interest rate swap agreements to hedge against the variability of cash flows due to changes in certain benchmark interest rates on fixed rate debt. These instruments are designated as cash flow hedges at inception and are settled in conjunction with the issuance of debt. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) and is amortized into income as the hedged item affects earnings. During the year ended June 28, 2020, the company recognized a net loss of $31.5 million of accumulated other comprehensive income, net of tax, related to interest rate swap agreements. No such activity occurred during the years ended June 27, 2021 or June 30, 2019.

Lam Research Corporation 2021 10-K 61

At inception and at each quarter-end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign exchange contracts due to changes in time value are included in the assessment of effectiveness. To qualify for hedge accounting, the hedge relationship must meet criteria relating to both the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the fiscal years ended June 27, 2021, June 28, 2020, or June 30, 2019 associated with forecasted transactions that failed to occur. There were no material gains or losses during the fiscal year ended June 30, 2019 associated with ineffectiveness.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to earnings immediately.
As of June 27, 2021, the fair value of outstanding cash flow hedges was not material. Additionally, as of June 27, 2021, the Company had an immaterial net gain or loss accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges and interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 12 months.
The following table provides the total notional value of cash flow hedge instruments outstanding as of June 27, 2021:

June 27, 2021
(In thousands)
Buy Contracts	$353,313
Sell Contacts	598,407
The effect of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”), was as follows:

		Year Ended June 27, 2021		Year Ended June 28, 2020
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income

Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign exchange contracts	Revenue	$17,614	$868	$4,095	$2,418
Foreign exchange contracts	Cost of goods sold	3,756	3,659	(2,104)	(3,101)
Foreign exchange contracts	R&D	898	—	—	—
Foreign exchange contracts	SG&A	4,190	3,623	(1,158)	(1,501)
Interest rate contracts	Other expense, net	—	(3,855)	(40,610)	(700)
		$26,458	$4,295	$(39,777)	$(2,884)

Balance Sheet Hedges
The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. These forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded as a component of other expense, net and offsets the change in the carrying value of the foreign currency denominated assets and liabilities related to remeasurement, which are also recorded in other expense, net. As of June 27, 2021 and June 28, 2020, the fair value of outstanding balance sheet hedges was not material.

Lam Research Corporation 2021 10-K 62

The following table provides the total notional value of balance sheet hedge instruments outstanding as of June 27, 2021:

June 27, 2021
(In thousands)
Buy Contracts	$214,606
Sell Contacts	228,880
The effect of the Company’s balance sheet hedge derivative instruments on the Company’s Consolidated Statement of Operations was as follows:

		Year Ended
		June 27, 2021	June 28, 2020
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Gain Recognized in Income	Loss Recognized in Income
		(in thousands)
Foreign exchange contracts	Other expense, net	$7,057	$(5,971)

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
As of June 27, 2021, two customers accounted for approximately 23% and 13%, of accounts receivable, respectively. As of June 28, 2020, two customers accounted for approximately 21%, and 12% of accounts receivable, respectively. No other customers accounted for more than 10% of accounts receivable, respectively. The Company’s balance and transactional activity for its allowance for doubtful accounts is not material as of and for the twelve months ended June 27, 2021, June 28, 2020, and June 30, 2019. Refer to Note 20 - Segment, Geographic Information, and Major Customers for additional information regarding customer concentrations.
Note 10: Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	June 27, 2021	June 28, 2020
	(in thousands)
Raw materials	$1,519,456	$1,161,961
Work-in-process	391,686	251,199
Finished goods	778,152	486,864
	$2,689,294	$1,900,024

Lam Research Corporation 2021 10-K 63

Note 11: Property and Equipment
Property and equipment, net, is presented in the table below.

	June 27, 2021	June 28, 2020
	(in thousands)
Manufacturing and engineering equipment	$1,328,399	$1,154,668
Buildings and improvements	840,661	660,865
Computer and computer-related equipment	181,781	178,193
Office equipment, furniture and fixtures	95,259	83,386
Land	84,681	58,805
	2,530,781	2,135,917
Less: accumulated depreciation and amortization	(1,271,356)	(1,082,827)
	$1,259,425	$1,053,090

The Company has excluded $44.1 million, and $18.4 million of finance right-of-use assets recorded within property and equipment, net from the table above for the years ended June 27, 2021 and June 28, 2020, respectively. See Note 15 - Leases for additional information regarding these finance lease right-of-use assets. Depreciation expense, excluding amortization of finance lease right of use assets, during fiscal years 2021 and 2020 was $229.8 million and $198.8 million, respectively. During fiscal year 2019, depreciation expense, including amortization of capital leases, was $182.1 million.
Note 12: Goodwill and Intangible Assets
Goodwill
The balance of goodwill was $1.5 billion as of June 27, 2021 and June 28, 2020, respectively. As of June 27, 2021 and June 28, 2020, $61.1 million of the goodwill balance is tax deductible, and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law. No goodwill impairments were recognized in fiscal years 2021, 2020, or 2019.
Intangible Assets
The following table provides details of the Company’s intangible assets, other than goodwill:

	June 27, 2021			June 28, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$630,303	$(581,406)	$48,897	$630,137	$(532,550)	$97,587
Existing technology	669,359	(659,898)	9,461	668,992	(654,382)	14,610
Patents and other intangible assets	132,774	(58,767)	74,007	98,342	(42,007)	56,335
Total intangible assets	$1,432,436	$(1,300,071)	$132,365	$1,397,471	$(1,228,939)	$168,532

The Company recognized $70.6 million, $66.2 million, and $127.3 million in intangible asset amortization expense during fiscal years 2021, 2020, and 2019, respectively. No intangible asset impairments were recognized in fiscal years 2021, 2020, or 2019.
The estimated future amortization expense of intangible assets as of June 27, 2021, is reflected in the table below. The table excludes $14.1 million of capitalized costs for intangible assets that have not yet been placed into service.

Fiscal Year	Amount
(in thousands)
2022	$70,190
2023	24,228
2024	13,647
2025	7,431
2026	2,034
Thereafter	711
$118,241

Lam Research Corporation 2021 10-K 64

Note 13: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 27, 2021	June 28, 2020
	(in thousands)
Accrued compensation	$552,925	$402,401
Warranty reserves	176,030	117,839
Income and other taxes payable	348,206	215,652
Dividend payable	185,431	167,129
Other	456,891	369,634
	$1,719,483	$1,272,655

Note 14: Long Term Debt and Other Borrowings
As of June 27, 2021, and June 28, 2020, the Company’s outstanding debt consisted of the following:

	June 27, 2021			June 28, 2020
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 2.80% Senior Notes Due June 15, 2021 (“2021 Notes”)	$—		—%	$800,000		2.95%
Fixed-rate 3.80% Senior Notes Due March 15, 2025 (“2025 Notes”)	500,000		3.87%	500,000		3.87%
Fixed-rate 3.75% Senior Notes Due March 15, 2026 ("2026 Notes")	750,000		3.86%	750,000		3.86%
Fixed-rate 4.00% Senior Notes Due March 15, 2029 ("2029 Notes")	1,000,000		4.09%	1,000,000		4.09%
Fixed-rate 1.90% Senior Note Due June 15, 2030 ("2030 Notes")	750,000		2.01%	750,000		2.01%
Fixed-rate 2.625% Convertible Notes Due May 15, 2041 (“2041 Notes”)	—	(1)	—%	48,460	(2)	4.28%
Fixed-rate 4.875% Senior Notes Due March 15, 2049 ("2049 Notes")	750,000		4.93%	750,000		4.93%
Fixed-rate 2.875% Senior Note Due June 15, 2050 ("2050 Notes")	750,000		2.93%	750,000		2.93%
Fixed-rate 3.125% Senior Note Due June 15, 2060 ("2060 Notes")	500,000		3.18%	500,000		3.18%
Total debt outstanding, at par	5,000,000			5,848,460
Unamortized discount	(38,243)			(53,086)
Fair value adjustment - interest rate contracts	6,621	(3)		8,405	(3)
Unamortized bond issuance costs	(7,443)			(8,301)
Total debt outstanding, at carrying value	$4,960,935			$5,795,478
Reported as:
Current portion of long-term debt	$—			$836,107
Long-term debt	4,960,935			4,959,371
Total debt outstanding, at carrying value	$4,960,935			$5,795,478

(1)On March 26, 2021, the Company issued a notice of redemption to the existing bondholders with a redemption date of May 21, 2021. As such, the convertible notes outstanding on May 21, 2021 were redeemed by the Company.
(2)As of June 28, 2020, these notes were convertible at the option of the bondholder. This is a result of the following condition being met: the market value of the Company’s Common Stock was greater than 130% of the convertible notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end. As a result, the 2041 Notes were classified in current liabilities and a portion of the equity component associated with the convertible notes, representing the unamortized discount, was classified in temporary equity on the Company’s Consolidated Balance Sheets.
(3)This amount represents a cumulative fair value gain for discontinued hedging relationships, net of an immaterial amount of amortization as of the periods presented.

Lam Research Corporation 2021 10-K 65

The Company’s contractual cash obligations relating to its outstanding debt as of June 27, 2021, were as follows:

Payments Due by Fiscal Year:
(in thousands)
2022	$—
2023	—
2024	—
2025	500,000
2026	750,000
Thereafter	3,750,000
Total	$5,000,000

Convertible Senior Notes
In June 2012, with the acquisition of Novellus, the Company assumed $700 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 15, 2041 (the “2041 Notes”). On May 21, 2021, the 2041 Notes then outstanding were redeemed pursuant to Section 6.01 of the underlying indenture at a price equal to outstanding principal plus accrued and unpaid interest.
No 2041 Notes were outstanding as of June 27, 2021. Selected additional information regarding the 2041 Notes outstanding as of June 28, 2020, is as follows:

2041 Notes
June 28, 2020
(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying amount of permanent equity component, net of tax	$161,467
Carrying amount of temporary equity component, net of tax	$10,995
Remaining amortization period (years)	20.9
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
On June 7, 2016, the Company completed a public offering of $800 million aggregate principal amount of Senior Notes due June 15, 2021, (the “2021 Notes”). The Company settled the 2021 Notes upon maturity, June 15, 2021.
On March 12, 2015, the Company completed a public offering of $500 million aggregate principal amount of the Company’s Senior Notes due March 15, 2025 (the “2025 Notes”). The Company pays interest at an annual rate of 3.80% on the 2025 Notes on a semi-annual basis on March 15 and September 15 of each year.
The Company may redeem the 2025, 2026, 2029, 2030, 2049, 2050, and 2060 Notes (collectively the “Senior Notes”) at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect to the Senior Notes and accrued and unpaid interest before December 15, 2024 for the 2025 Notes, before January 15, 2026 for the 2026 Notes, before December 15, 2028 for the 2029 Notes, before March 15, 2030 for the 2030 Notes, before September 15, 2048 for the 2049 Notes, before December 15, 2049 for the 2050 Notes, and before December 15, 2059 for the 2060 Notes. The Company may redeem the Senior Notes at par, plus accrued and unpaid interest at any time on or after December 24, 2024 for the 2025 Notes, on or after January 15, 2026 for the 2026 Notes, on or after December 15, 2028 for the 2029 Notes, on or after March 15, 2030 for the 2030 Notes, on or after September 15, 2048 for the 2049 Notes, on or after December 15, 2049 for the 2050 Notes, and on or after December 15, 2059 for the 2060 Notes. In addition, upon the occurrence of certain events, as described in the indenture, the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the respective note, plus accrued and unpaid interest.

Lam Research Corporation 2021 10-K 66

Selected additional information regarding the Senior Notes outstanding as of June 27, 2021, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2025 Notes	3.7	$550,340
2026 Notes	4.7	$838,890
2029 Notes	7.7	$1,157,490
2030 Notes	9.0	$748,193
2049 Notes	27.7	$1,004,213
2050 Notes	29.0	$746,910
2060 Notes	39.0	$514,050
Revolving Credit Facility
On March 12, 2014, the Company established an unsecured Credit Agreement. This agreement was amended on November 10, 2015 (the “Amended and Restated Credit Agreement”), October 13, 2017 (the “2nd Amendment”), February 25, 2019 (the “3rd Amendment”), and June 17, 2021 (the “Second Amended and Restated Credit Agreement). Among other things, the Second Amended and Restated Credit Agreement provides for a $250 million increase in the Company’s revolving credit facility, from $1.25 billion to $1.50 billion with a syndicate of lenders, along with an expansion option that will allow the Company, subject to certain requirements, to request an increase in the facility of up to an additional $600.0 million, for a potential total commitment of $2.10 billion. The facility matures on June 17, 2026.
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.00% to 0.30%, or (2) LIBOR , plus a spread of 0.805% to 1.30%, in each case plus a facility fee, with such spread and facility fee determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Such spreads and such facility fees are further subject to sustainability adjustments as described in the Second Amended and Restated Credit Agreement, in each case based on the Company’s performance of certain energy savings and health and safety standards metrics. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Second Amended and Restated Credit Agreement incorporates provisions for the replacement of LIBOR or other reference rates with alternative reference rates under certain circumstances, including when, or if, such reference rates cease to be available. The Second Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants, and events of default. As of June 27, 2021, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. In July 2021, the Company amended the CP Program size to a maximum aggregate amount outstanding at any time of $1.5 billion. The net proceeds from the CP Program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. As of June 27, 2021, the Company had no outstanding borrowings under the CP Program.
Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, convertible notes, commercial paper, and the revolving credit facility during the fiscal years ended June 27, 2021, June 28, 2020, and June 30, 2019.

	Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
	(in thousands)
Contractual interest coupon	$197,367	$169,483	$100,712
Amortization of interest discount	3,934	4,280	3,937
Amortization of issuance costs	1,639	1,632	1,426
Effect of interest rate contracts, net	2,070	1,037	4,086
Total interest cost recognized	$205,010	$176,432	$110,161

Lam Research Corporation 2021 10-K 67

Note 15: Leases
The Company leases certain office spaces, manufacturing and warehouse spaces, equipment, and vehicles. While the majority of the Company’s lease arrangements are operating leases, the Company has certain leases that qualify as finance leases.
The components of lease expense were as follows for the years ended June 27, 2021 and June 28, 2020:

	Year Ended
	June 27, 2021	June 28, 2020
	(in thousands)
Financing lease cost:
Amortization of right-of-use assets	$7,131	$3,613
Interest on lease liabilities	697	506
Total finance lease cost	$7,828	$4,119

Operating lease cost	$51,519	$46,101
Variable lease cost	219,040	91,851
Variable lease payments are expensed as incurred and are not included within the right of use asset and lease liability calculation. Variable lease payments primarily include costs associated with the Company’s third-party logistics arrangements that contain one or more embedded leases. Variable lease costs will fluctuate based on factory output and material receipt volumes. Short-term rental expense, for agreements less than one year in duration, were immaterial for the twelve months ended June 27, 2021 and June 28, 2020, respectively.
Supplemental cash flow information related to leases was as follows as of June 27, 2021 and June 28, 2020:

	Year Ended
	June 27, 2021	June 28, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$63,895	$50,223
Financing cash flows paid for principal portion of finance leases	5,952	3,539

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$48,993	108,816
Finance leases	29,497	3,019

Lam Research Corporation 2021 10-K 68

Supplemental balance sheet information related to leases were as follows as of June 27, 2021 and June 28, 2020:

	June 27, 2021	June 28, 2020
	(in thousands)
Operating leases
Other assets	$173,784	$174,583

Accrued expenses and other current liabilities	$45,310	$49,480
Other long-term liabilities	118,385	123,889
Total operating lease liabilities	$163,695	$173,369

Finance Leases
Property and Equipment, net	$44,054	$18,409

Current portion of long-term debt and lease liabilities	$11,349	$3,770
Long-term debt and lease liabilities, less current portion	29,398	11,477
Total finance lease liabilities	$40,747	$15,247

	June 27, 2021		June 28, 2020
	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
	(in years)		(in years)
Operating leases	5.5	2.30%	9.0	2.57%
Finance leases	5.3	1.69%	4.1	2.79%
As of June 27, 2021, the maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
	(in thousands)
2022	$48,487	$11,870
2023	32,774	6,438
2024	22,756	5,882
2025	17,803	5,152
2026	12,702	5,062
Thereafter	38,628	8,244
Total lease payments	$173,150	$42,648
Less imputed interest	(9,455)	(1,901)
Total	$163,695	$40,747

Selected Leases and Related Guarantees
The Company had leases regarding certain improved properties in Fremont and Livermore, California (the “California Facility Leases”) that were classified as operating leases as of June 28, 2020. On September 21, 2020, the Company renewed these leases for an additional seven-year term, and concluded the modified leases are finance leases, and recognized approximately $31.4 million of property and equipment, net, for the associated right of use assets, and $29.8 million of finance lease obligations ($3.1 million classified in current portion of long-term debt and finance lease obligations and the remainder in long-term debt and finance lease obligations, less current portion). The Company is required to maintain cash collateral in an aggregate of approximately $250 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Consolidated Balance Sheet as of June 27, 2021 and June 28, 2020.
During the term of the California Facility Leases and when the terms of the California Facility Leases expire, the property subject to the California Facility Leases may be re-marketed. The Company has guaranteed to the lessor that each property will have a certain minimum residual value. The aggregate maximum guarantee made by the Company under the California Facility Leases is $298.4 million.

Lam Research Corporation 2021 10-K 69

The Company leases the majority of its administrative, R&D and manufacturing facilities, regional sales/service offices, and certain equipment under non-cancelable leases. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters; Tualatin, Oregon campus; and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation. The Company’s rental expense for facilities occupied during fiscal year 2019 was $28.1 million.
Note 16: Retirement and Deferred Compensation Plans
Employee Savings and Retirement Plan
The Company maintains a 401(k) retirement savings plan for its eligible employees in the United States. Each participant in the plan may elect to contribute from 1% to 75% of annual eligible earnings to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of earnings contributed. Employees participating in the 401(k) retirement savings plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $26.9 million, $23.6 million, and $24.1 million, in fiscal years 2021, 2020, and 2019, respectively.
Deferred Compensation Arrangements
The Company has an unfunded, non-qualified deferred compensation plan whereby executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among various mutual funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. Participants are able to elect the payment of benefits on a specified date at least three years after the opening of a deferral sub-account or upon retirement. Distributions are made in the form of lump sum or annual installments over a period of up to 20 years as elected by the participant. If no alternate election has been made, a lump sum payment will be made upon termination of a participant’s employment with the Company. As of June 27, 2021, and June 28, 2020, the liability of the Company to the plan participants was $297.3 million and $220.0 million, respectively, which was recorded in accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. As of June 27, 2021, and June 28, 2020, the Company had investments in the aggregate amount of $313.9 million and $235.1 million, respectively, which correlate to the deferred compensation obligations, which were recorded in other assets on the Consolidated Balance Sheets.
Post-Retirement Healthcare Plan
The Company maintains a post-retirement healthcare plan for certain executive and director retirees. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. The benefit obligation was $40.1 million and $41.0 million as of June 27, 2021, and June 28, 2020, respectively.
Note 17: Commitments and Contingencies
The Company has certain obligations to make future payments under various contracts; some of these are recorded on its balance sheet and some are not. Obligations that are recorded on the Company’s balance sheet include the Company’s operating and finance lease obligations. Obligations that are not recorded on the Company’s balance sheet include contractual relationships for purchase obligations and certain guarantees. The Company’s commitments relating to off-balance sheet agreements are included in the tables below. These amounts exclude $527.3 million of liabilities related to uncertain tax positions (see Note 7 - Income Taxes for further discussion), $180.0 million of liability associated with a minimum purchase penalty obligation to a certain supplier, and $200.7 million of capital expenditures associated with facilities under construction as of the end of the fiscal year because the Company is unable to reasonably estimate the ultimate amount or time of settlement.
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of June 27, 2021, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 27, 2021, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $74.3 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
In addition, the Company has entered into indemnification agreements with its officers and directors, consistent with its Bylaws and Certificate of Incorporation; and under local law, the Company may be required to provide indemnification to its employees for actions

Lam Research Corporation 2021 10-K 70

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
Purchase Obligations
Purchase obligations consist of non-cancelable significant contractual obligations either on an annual basis or over multi-year periods. The contractual cash obligations and commitments table presented below contains the Company’s minimum obligations at June 27, 2021, under these arrangements and others. For obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided.

The Company’s commitments related to these agreements as of June 27, 2021, were as follows:

Payments Due by Fiscal Year:	Purchase Obligations
(in thousands)
2022	$660,201
2023	57,023
2024	57,023
2025	20,362
2026	20,362
Thereafter	3,215
Total	$818,186

Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of June 27, 2021, warranty reserves totaling $15.7 million were recognized in other long-term liabilities, the remainder were included in accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Year Ended
	June 27, 2021	June 28, 2020
	(in thousands)
Balance at beginning of period	$129,197	$127,932
Warranties issued during the period	229,026	151,508
Settlements made during the period	(172,759)	(131,177)
Changes in liability for pre-existing warranties	6,294	(19,066)
Balance at end of period	$191,758	$129,197

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

Lam Research Corporation 2021 10-K 71

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased		Total Cost of Repurchase	Average Price Paid Per Share(1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 28, 2020					$1,773,427
Quarter ended September 27, 2020	1,344		$461,998	$343.73	$1,311,429
Board authorization, $5 billion increase, November 2020					$6,311,429
Quarter ended December 27, 2020	1,789		$724,485	$404.98	$5,586,944
Quarter ended March 28, 2021	1,474		$925,099	$519.30	$4,661,845
Quarter ended June 27, 2021	922	(2)	$439,625	$619.76	$4,222,220
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
In addition to the shares repurchased under the Board-authorized repurchase program shown above, the Company acquired 290 thousand shares at a total cost of $166.4 million during the 12 months ended June 27, 2021, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
Accelerated Share Repurchase Agreements
On February 11, 2021, the Company entered into an accelerated share repurchase agreement (the “February 2021 ASR") with a financial institution to repurchase a total of $500 million of Common Stock. The Company took an initial delivery of approximately 655 thousand shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on February 11, 2021. The total number of shares received under the February 2021 ASR was based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the February 2021 ASR occurred during May 2021, resulting in the receipt of approximately 213 thousand additional shares, which yielded a weighted-average share price of approximately $575.74 for the transaction period.
Note 19: Comprehensive Income (Loss)
The components of accumulated other comprehensive loss, net of tax at the end of June 27, 2021, as well as the activity during the fiscal year ended June 27, 2021, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Gain or Loss on Cash Flow Hedges	Accumulated Unrealized Holding Gain or Loss on Available-For- Sale Investments	Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance as of June 28, 2020	$(45,811)	$(32,796)	$4,923	$(20,527)	$(94,211)
Other comprehensive income (loss) before reclassifications	14,398	22,139	(4,098)	326	32,765
(Gains) losses reclassified from accumulated other comprehensive income (loss) to net income (1)	—	(3,468)	786	—	(2,682)
Net current-period other comprehensive income (loss)	14,398	18,671	(3,312)	326	30,083
Balance as of June 27, 2021	$(31,413)	$(14,125)	$1,611	$(20,201)	$(64,128)

(1)Amount of after-tax gain reclassified from accumulated other comprehensive income into net income is not material individually or in the aggregate, or to any individual location in our Consolidated Statement of Operations.

Tax related to other comprehensive income, and the components thereto, for the years ended June 27, 2021, June 28, 2020, and June 30, 2019 was not material.

Lam Research Corporation 2021 10-K 72

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
The Company operates in seven geographic regions: United States, China, Europe, Japan, Korea, Southeast Asia, and Taiwan. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located, while long-lived assets; which includes property and equipment, net, and recognized right of use assets reported in other assets in the Consolidated Balance Sheets as of June 27, 2021 and June 28, 2020; are attributed to the geographic locations in which the assets are located.
Revenues and long-lived assets by geographic region were as follows:

	Year Ended
	June 27, 2021	June 28, 2020	June 30, 2019
Revenue:	(in thousands)
China	$5,137,886	$3,083,916	$2,161,440
Korea	3,924,685	2,391,257	2,205,348
Taiwan	2,117,999	1,906,223	1,596,261
Japan	1,363,907	954,743	1,969,869
Southeast Asia	945,478	587,638	615,813
United States	672,716	812,482	748,601
Europe	463,479	308,477	356,227
Total revenue	$14,626,150	$10,044,736	$9,653,559

	June 27, 2021	June 28, 2020	June 30, 2019
Long-lived assets:	(in thousands)
United States	$1,137,490	$1,052,714	$933,054
Southeast Asia	129,881	31,027	5,542
Europe	77,661	80,297	72,928
Korea	62,502	49,943	28,200
Taiwan	47,279	11,555	6,759
Japan	13,149	11,826	5,750
China	9,301	8,720	6,844
	$1,477,263	$1,246,082	$1,059,077

In fiscal year 2021, three customers accounted for approximately 25%, 12%, and 10% of total revenues, respectively. In fiscal year 2020, four customers accounted for approximately 24%, 14%, 10%, and 10% of total revenues, respectively. In fiscal year 2019, four customers accounted for approximately 15%, 14%, 14%, and 14%, of total revenues, respectively. No other customers accounted for more than 10% of total revenues.

Lam Research Corporation 2021 10-K 73

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lam Research Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lam Research Corporation (the Company) as of June 27, 2021 and June 28, 2020, the related consolidated statements of operations, comprehensive income, stockholders‘ equity and cash flows for each of the three years in the period ended June 27, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 27, 2021 and June 28, 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 27, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 17, 2021 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Lam Research Corporation 2021 10-K 74

Inventory - Valuation

Description of the Matter
The Company’s inventories totaled $2.7 billion as of June 27, 2021, representing 17% of total assets. As explained in Note 2 to the consolidated financial statements, the Company assesses the valuation of all inventories including manufacturing raw materials, work-in-process, finished goods, and spare parts in each reporting period. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated net realizable value if less than cost.

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
August 17, 2021

Lam Research Corporation 2021 10-K 75

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lam Research Corporation

Opinion on Internal Control over Financial Reporting
We have audited Lam Research Corporation’s internal control over financial reporting as of June 27, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lam Research Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 27, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 27, 2021 and June 28, 2020, the related consolidated statements of operations, comprehensive income, stockholders‘ equity and cash flows for each of the three years in the period ended June 27, 2021, and the related notes and our report dated August 17, 2021 expressed an unqualified opinion thereon.

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
August 17, 2021

Lam Research Corporation 2021 10-K 76

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
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 27, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective, as of June 27, 2021, at the reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework used by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 27, 2021, at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Ernst & Young LLP, an independent registered public accounting firm, audited the financial statements included in this 2021 Form 10-K and has issued an attestation report on the Company’s internal control over financial reporting, as stated in their report, which is included in Part II, Item 8 of this 2021 Form 10-K.
Effectiveness of Controls
While we believe the present design of our disclosure controls and procedures and internal control over financial reporting is effective at the reasonable assurance level, future events affecting our business may cause us to modify our disclosure controls and procedures or internal control over financial reporting.
Item 9B.        Other Information
None.
Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Lam Research Corporation 2021 10-K 77

PART III
We have omitted from this 2021 Form 10-K certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the SEC within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders expected to be held on or about November 8, 2021, (the “Proxy Statement”), and certain information included in the Proxy Statement is incorporated into this report by reference.
Item 10.        Directors, Executive Officers and Corporate Governance
For information regarding our executive officers, see Part I, Item 1 of this 2021 Form 10-K under the caption “Information about our Executive Officers,” which information is incorporated into Part III by reference.
The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Voting Proposals — Proposal No. 1: Election of Directors — 2021 Nominees for Director.”
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
Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Audit Matters — Relationship with Independent Registered Public Accounting Firm –– Fees Billed by Ernst & Young LLP” and “Audit Matters –– Relationship with Independent Registered Public Accounting Firm –– Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services.”

Lam Research Corporation 2021 10-K 78

PART IV
Item 15.    Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K.

Item 16.     Form 10-K Summary
None

Lam Research Corporation 2021 10-K 79

LAM RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 27, 2021
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

4.2
First Supplemental Indenture, dated as of March 12, 2015, by and between Lam Research Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee which is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 12, 2015 (SEC File No. 000-12933).

4.3
Second Supplemental Indenture, dated as of June 7, 2016, by and between Lam Research Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee which is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 7, 2016 (SEC File No. 000-12933).

4.4
Third Supplemental Indenture, dated as of March 4, 2019 by and between Lam Research Corporation and the Bank of New York Mellon Trust Company, N.A. as trustee which is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 4, 2019 (SEC File No. 000-12933).

4.5
Fourth Supplemental Indenture, dated as of May 5, 2020 by and between Lam Research Corporation and the Bank of New York Mellon Trust Company, N.A. as trustee which is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2020 (SEC File No. 000-12933).

4.6	Description of Common Stock, which is incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K filed on August 18, 2020 (SEC File No. 000-12933).
10.1*	Form of Indemnification Agreement which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1988 (SEC File No. 000-12933).
10.2*	Form of Indemnification Agreement which is incorporated by reference to Exhibit 10.148 to the Registrant’s Current Report on Form 8-K filed on November 13, 2008 (SEC File No. 000-12933).
10.3*	Form of Indemnification Agreement which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2012 (SEC File No. 000-12933).
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

10.10	Form of Confidentiality Agreement which is incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on February 3, 2015 (SEC File No. 000-12933).
10.11*
Form of Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.244 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).

10.12*
Form of Option Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.247 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).

10.13*	Form of Indemnification Agreement which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 24, 2017 (SEC File No. 000-12933).
10.14
Form of Commercial Paper Dealer Agreement 4(a)(2) Program between Lam Research Corporation, as issuer, and the dealer which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2017 (SEC File No. 000-12933).

Lam Research Corporation 2021 10-K 80

Exhibit	Description
10.15*
Lam Research Corporation 2007 Stock Incentive Plan, as amended, which is incorporated by reference to Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K filed on August 27, 2013 (SEC File No. 000-12933).

10.16*
Lam Research Corporation Elective Deferred Compensation Plan which is incorporated by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K filed on August 19, 2011 (SEC File No. 000-12933)

10.17*
Lam Research Corporation Elective Deferred Compensation Plan II which is incorporated by reference to Exhibit 4.17 to the Registrant’s Annual Report on Form 10-K filed on August 19, 2011 (SEC File No. 000-12933)

10.18	Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended which is incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 filed on April 30, 2019 (SEC File No. 333-231138).
10.19*
2004 Executive Incentive Plan, as Amended and Restated which is incorporated by reference to Exhibit 4.23 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).

10.20	2015 Stock Incentive Plan which is incorporated by reference to Exhibit 4.24 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).
10.21*
Form of Market-Based-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 23, 2018 (SEC File No 000-12933).

10.22*
Form of Restricted Stock Unit Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2019 (SEC File No. 000-12933).

10.23*
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

10.26*	Executive Severance Policy which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2020 (SEC File No. 000-12933).
10.27*	Executive Change in Control Policy which is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2020 (SEC File No. 000-12933).
10.28
Second Amended and Restated Credit Agreement dated June 17, 2021, among Lam Research Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders listed therein, and all exhibits and schedules attached thereto which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2021 (SEC File No. 000-12933).

10.29*	Form of Option Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan.
10.30*	Form of Restricted Stock Unit Agreement (U.S. Participants) - 2015 Stock Incentive Plan.
10.31*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan.
10.32*	Form of Option Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan.
10.33*	Form of Option Award Agreement (International Participants) - 2015 Stock Incentive Plan.
10.34*	Form of Restricted Stock Unit Agreement (U.S. Participants) - 2015 Stock Incentive Plan.
10.35*	Form of Restricted Stock Unit Agreement (International Participants) - 2015 Stock Incentive Plan.
10.36*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan.
10.37*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (See Signature page)
31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)
31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)
32.1	Section 1350 Certification — (Principal Executive Officer)
32.2	Section 1350 Certification — (Principal Financial Officer)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Lam Research Corporation 2021 10-K 81

Exhibit	Description
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 __________________________________

*Indicates management contract or compensatory plan or arrangement.

Lam Research Corporation 2021 10-K 82

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 17, 2021	LAM RESEARCH CORPORATION (Registrant)

By:		/s/ Timothy M. Archer
Timothy M. Archer
President and Chief Executive Officer

Lam Research Corporation 2021 10-K 83

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

Signatures	Title	Date
Principal Executive Officer

/s/ Timothy M. Archer	President, Chief Executive Officer and Director	August 17, 2021
Timothy M. Archer

Principal Financial Officer and Principal Accounting Officer

/s/ Douglas R. Bettinger	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer	August 17, 2021
Douglas R. Bettinger

Other Directors
Signatures	Title	Date	Signatures	Title	Date

/s/ Abhijit Y. Talwalkar	Chairman	August 17, 2021	/s/ Catherine P. Lego	Director	August 17, 2021
Abhijit Y. Talwalkar			Catherine P. Lego

/s/ Sohail U. Ahmed	Director	August 17, 2021	/s/ Bethany J. Mayer	Director	August 17, 2021
Sohail U. Ahmed			Bethany J. Mayer

/s/ Eric K. Brandt	Director	August 17, 2021	/s/ Lih Shyng Tsai	Director	August 17, 2021
Eric K. Brandt			Lih Shyng (Rick L.) Tsai

/s/ Michael R. Cannon	Director	August 17, 2021	/s/ Leslie F. Varon	Director	August 17, 2021
Michael R. Cannon			Leslie F. Varon

Lam Research Corporation 2021 10-K 84