Form 10-Q
period 2021-09-26
LAM RESEARCH CORP
filed 2021-10-26
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2021
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2021, the Registrant had 140,798,697 shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 26, 2021	September 27, 2020
Revenue	$4,304,465	$3,177,080
Cost of goods sold	2,327,711	1,670,901
Gross margin	1,976,754	1,506,179
Research and development	382,327	355,367
Selling, general, and administrative	222,194	189,748
Total operating expenses	604,521	545,115
Operating income	1,372,233	961,064
Other expense, net	(28,857)	(38,792)
Income before income taxes	1,343,376	922,272
Income tax expense	(163,632)	(98,821)
Net income	$1,179,744	$823,451
Net income per share:
Basic	$8.32	$5.67
Diluted	$8.27	$5.59
Number of shares used in per share calculations:
Basic	141,743	145,267
Diluted	142,612	147,248

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	September 26, 2021	September 27, 2020
Net income	$1,179,744	$823,451
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,032)	12,124
Cash flow hedges:
Net unrealized losses during the period	(9,005)	(350)
Net (gains) losses reclassified into net income	(3,542)	767
	(12,547)	417
Available-for-sale investments:
Net unrealized losses during the period	(2,405)	(1,400)
Net losses reclassified into net income	1,145	402
	(1,260)	(998)
Defined benefit plans, net change in unrealized component	199	(4)
Other comprehensive (loss) income, net of tax	(17,640)	11,539
Comprehensive income	$1,162,104	$834,990
See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 26, 2021	June 27, 2021
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$4,042,151	$4,418,263
Investments	569,472	1,310,872
Accounts receivable, less allowance of $5,361 as of September 26, 2021, and $5,255 as of June 27, 2021	3,397,180	3,026,430
Inventories	2,872,141	2,689,294
Prepaid expenses and other current assets	263,738	207,528
Total current assets	11,144,682	11,652,387
Property and equipment, net	1,372,533	1,303,479
Restricted cash and investments	251,448	252,487
Goodwill	1,489,945	1,490,134
Intangible assets, net	125,014	132,365
Other assets	1,181,930	1,061,300
Total assets	$15,565,552	$15,892,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$837,708	$829,710
Accrued expenses and other current liabilities	1,633,729	1,719,483
Deferred profit	931,415	967,325
Current portion of long-term debt and finance lease obligations	6,368	11,349
Total current liabilities	3,409,220	3,527,867
Long-term debt and finance lease obligations, less current portion	4,988,964	4,990,333
Income taxes payable	881,325	948,037
Other long-term liabilities	466,000	398,727
Total liabilities	9,745,509	9,864,964
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares as of September 26, 2021 and June 27, 2021; issued and outstanding, 140,811 shares as of September 26, 2021, and 142,501 shares as of June 27, 2021	141	143
Additional paid-in capital	7,111,803	7,052,962
Treasury stock, at cost; 152,503 shares as of September 26, 2021, and 150,766 shares as of June 27, 2021	(16,863,573)	(15,646,701)
Accumulated other comprehensive loss	(81,768)	(64,128)
Retained earnings	15,653,440	14,684,912
Total stockholders’ equity	5,820,043	6,027,188
Total liabilities and stockholders’ equity	$15,565,552	$15,892,152
(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	September 26, 2021	September 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	1,179,744	$823,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,874	72,912
Deferred income taxes	(13,023)	(1,850)
Equity-based compensation expense	58,099	55,988
Other, net	(8,690)	4,339
Changes in operating assets and liabilities	(838,480)	(312,329)
Net cash provided by operating activities	457,524	642,511
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(136,427)	(62,806)
Purchases of available-for-sale securities	(25,297)	(1,750,188)
Maturities of available-for-sales securities	106,836	597,252
Sales of available-for-sale securities	656,504	415,862
Other, net	(4,923)	(1,786)
Net cash provided by (used for) investing activities	596,693	(801,666)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(6,338)	(19,173)
Treasury stock purchases	(1,236,753)	(448,581)
Dividends paid	(185,431)	(167,129)
Proceeds from issuance of common stock	742	5,538
Other, net	188	(2,140)
Net cash used for financing activities	(1,427,592)	(631,485)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,776)	4,082
Net decrease in cash, cash equivalents, and restricted cash	(377,151)	(786,558)
Cash, cash equivalents, and restricted cash at beginning of period	4,670,750	5,169,083
Cash, cash equivalents, and restricted cash at end of period	$4,293,599	$4,382,525
Schedule of non-cash transactions:
Accrued payables for stock repurchases	126	18,599
Accrued payables for capital expenditures	66,117	37,733
Dividends payable	211,216	188,046
Transfers of finished goods inventory to property and equipment	15,518	29,019

Reconciliation of cash, cash equivalents, and restricted cash	September 26, 2021	September 27, 2020
Cash and cash equivalents	$4,042,151	$4,129,067
Restricted cash and cash equivalents	251,448	253,458
Total cash, cash equivalents, and restricted cash	$4,293,599	$4,382,525
See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	September 26, 2021
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 27, 2021	142,501	$143	$7,052,962	$(15,646,701)	$(64,128)	$14,684,912	$6,027,188
Issuance of common stock	47	—	742	—	—	—	742
Purchase of treasury stock	(1,737)	(2)	—	(1,216,872)	—	—	(1,216,874)
Equity-based compensation expense	—	—	58,099	—	—	—	58,099
Net income	—	—	—	—	—	1,179,744	1,179,744
Other comprehensive loss	—	—	—	—	(17,640)	—	(17,640)
Cash dividends declared ($1.50 per common share)	—	—	—	—	—	(211,216)	(211,216)
Balance at September 26, 2021	140,811	$141	$7,111,803	$(16,863,573)	$(81,768)	$15,653,440	$5,820,043

	Three Months Ended
	September 27, 2020
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 28, 2020	145,331	$145	$6,695,858	$(12,949,889)	$(94,211)	$11,520,591	$5,172,494
Issuance of common stock	105	—	5,538	—	—	—	5,538
Purchase of treasury stock	(1,360)	(1)	—	(467,097)	—	—	(467,098)
Equity-based compensation expense	—	—	55,988	—	—	—	55,988
Effect of conversion of convertible notes	517	1	(527)	—	—	—	(526)
Reclassification from temporary to permanent equity	—	—	4,688	—	—	—	4,688
Adoption of ASU 2018-18	—	—	—	—	—	1,157	1,157
Net income	—	—	—	—	—	823,451	823,451
Other comprehensive income	—	—	—	—	11,539	—	11,539
Cash dividends declared ($1.30 per common share)	—	—	—	—	—	(188,046)	(188,046)
Balance at September 27, 2020	144,593	$145	$6,761,545	$(13,416,986)	$(82,672)	$12,157,153	$5,419,185

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2021
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 27, 2021, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended June 27, 2021 (the “2021 Form 10-K”). The Company’s reports on Form 10-K, Form 10-Q and Form 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts its reports on Form 10-K, Form 10-Q and Form 8-K on its corporate website at http://investor.lamresearch.com. The content on any website referred to in this Form 10-Q is not a part of or incorporated by reference in this Form 10-Q unless expressly noted.
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 26, 2022 and includes 52 weeks. The quarters ended September 26, 2021 (the “September 2021 quarter”) and September 27, 2020 (the “September 2020 quarter”) included 13 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted
The Company did not adopt any new accounting standards during the first quarter of fiscal year 2022 that had a material impact on the Company’s Condensed Consolidated Financial Statements.
Updates Not Yet Adopted or Effective
There are no new accounting pronouncements not yet adopted or effective that are expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.
NOTE 3 — REVENUE
Deferred Revenue
Revenue of $565.7 million included in deferred revenue as of June 27, 2021 was recognized during the three months ended September 26, 2021.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of September 26, 2021 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years	Total
	(In thousands)
Deferred revenue	$951,080	$158,546	(1)	$—	$1,109,626
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
The following table presents the Company’s revenues disaggregated between system and its customer support-related revenue:

	Three Months Ended
	September 26, 2021	September 27, 2020
	(In thousands)
System revenue	$2,924,883	$2,148,241
Customer support-related revenue and other	1,379,582	1,028,839
	$4,304,465	$3,177,080
System revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant product line.
The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended
	September 26, 2021	September 27, 2020
	(In thousands)
China	$1,607,710	$1,174,669
Korea	918,137	756,257
Taiwan	638,066	446,091
Japan	468,731	392,526
Southeast Asia	365,248	203,339
United States	228,211	137,892
Europe	78,362	66,306
	$4,304,465	$3,177,080
The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended
	September 26, 2021	September 27, 2020
Memory	64%	58%
Foundry	25%	36%
Logic/integrated device manufacturing	11%	6%
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

The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 26, 2021	September 27, 2020
	(in thousands)
Equity-based compensation expense	$58,099	$55,988
Income tax benefit recognized related to equity-based compensation expense	$8,208	$9,877

NOTE 5 — OTHER EXPENSE, NET
The significant components of other expense, net, are as follows:

	Three Months Ended
	September 26, 2021	September 27, 2020
	(in thousands)
Interest income	$4,678	$6,959
Interest expense	(45,056)	(52,115)
Gains on deferred compensation plan-related assets, net	7,437	12,927
Foreign exchange losses, net	(17)	(1,375)
Other, net	4,101	(5,188)
	$(28,857)	$(38,792)
NOTE 6 — INCOME TAX EXPENSE
The Company’s provision for income taxes and effective tax rate are as follows:

	Three Months Ended
	September 26, 2021	September 27, 2020
	(in thousands, except percentages)
Income tax expense	$163,632	$98,821
Effective tax rate	12.2%	10.7%
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three months ended September 26, 2021 and the three months ended September 27, 2020 was primarily due to income in lower tax jurisdictions.
The Company transferred its international sales operations from Switzerland to Malaysia, effective from fiscal year 2022. Through fiscal year 2036, the Company expects to operate under various tax incentives in Malaysia which provide exemptions on foreign income earned and are contingent upon meeting certain conditions.
The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax return for the fiscal year ended June 24, 2018. As of September 26, 2021, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitation. The change in uncertain tax positions as a result of lapses of statutes of limitation may range up to $8.0 million.

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

	Three Months Ended
	September 26, 2021	September 27, 2020
	(in thousands, except per share data)
Numerator:
Net income	$1,179,744	$823,451
Denominator:
Basic average shares outstanding	141,743	145,267
Effect of potential dilutive securities:
Employee stock plans	869	1,112
Convertible notes	—	869
Diluted average shares outstanding	142,612	147,248
Net income per share - basic	$8.32	$5.67
Net income per share - diluted	$8.27	$5.59

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The impact from potentially dilutive securities, including options and RSUs, was not material for the three months ended September 26, 2021 and September 27, 2020.

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
The Company’s primary financial instruments include its cash, cash equivalents, investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and leases, and foreign currency related derivative instruments. The estimated fair value of cash, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of lease obligations approximate their carrying value as the majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 12 - Long-Term Debt and Other Borrowings for additional information regarding the fair value of the Company’s senior notes.
Investments
The following tables set forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of September 26, 2021, and June 27, 2021:

	September 26, 2021
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$1,063,562	$—	$—	$1,063,562	$1,062,142	$—	$1,420	$—
Time deposits	1,920,427	—	—	1,920,427	1,670,399	—	250,028	—
Level 1:
Money market funds	1,309,610	—	—	1,309,610	1,309,610	—	—	—
U.S. Treasury and agencies	1,850	—	(1)	1,849	—	1,849	—	—
Mutual funds	81,576	19,389	(27)	100,938	—	—	—	100,938
Level 1 Total	1,393,036	19,389	(28)	1,412,397	1,309,610	1,849	—	100,938
Level 2:
Foreign government bonds	15,119	14	—	15,133	—	15,133	—	—
Corporate notes and bonds	535,888	766	(271)	536,383	—	536,383	—	—
Mortgage backed securities — commercial	16,164	1	(58)	16,107	—	16,107	—	—
Level 2 Total	567,171	781	(329)	567,623	—	567,623	—	—
Total	$4,944,196	$20,170	$(357)	$4,964,009	$4,042,151	$569,472	$251,448	$100,938

	June 27, 2021
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$875,738	$—	$—	$875,738	$873,278	$—	$2,460	$—
Time deposits	1,548,874	—	—	1,548,874	1,298,847	—	250,027	—
Level 1:
Money market funds	2,246,138	—	—	2,246,138	2,246,138	—	—	—
U.S. Treasury and agencies	204,743	96	(47)	204,792	—	204,792	—	—
Mutual funds	80,694	15,510	(33)	96,171	—	—	—	96,171
Level 1 Total	2,531,575	15,606	(80)	2,547,101	2,246,138	204,792	—	96,171
Level 2:
Government-sponsored enterprises	3,498	7	—	3,505	—	3,505	—	—
Foreign government bonds	32,995	21	(4)	33,012	—	33,012	—	—
Corporate notes and bonds	1,043,308	2,247	(457)	1,045,098	—	1,045,098	—	—
Mortgage backed securities — residential	5,623	54	—	5,677	—	5,677	—	—
Mortgage backed securities — commercial	18,830	17	(59)	18,788	—	18,788	—	—
Level 2 Total	1,104,254	2,346	(520)	1,106,080	—	1,106,080	—	—
Total	$6,060,441	$17,952	$(600)	$6,077,793	$4,418,263	$1,310,872	$252,487	$96,171
The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments.
The Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the income statement. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the income statement. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the income statement during the three months ended September 26, 2021 and September 27, 2020.
Gross realized gains/(losses) from sales of investments were insignificant in the three months ended September 26, 2021 and September 27, 2020.
The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	September 26, 2021
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
U.S. Treasury and agencies	$1,848	$(1)	$—	$—	$1,848	$(1)
Municipal notes and bonds	2,082	(27)	—	—	2,082	(27)
Corporate notes and bonds	155,500	(229)	7,673	(42)	163,173	(271)
Mortgage backed securities — commercial	14,988	(58)	—	—	14,988	(58)
	$174,418	$(315)	$7,673	$(42)	$182,091	$(357)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities are as follows as of September 26, 2021:

	Cost	Fair Value
	(in thousands)
Due in one year or less	$3,367,984	$3,368,163
Due after one year through five years	404,834	405,155
Due in more than five years	26,240	26,191
	$3,799,058	$3,799,509
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
Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of September 26, 2021 and June 27, 2021, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be immaterial to the Condensed Consolidated Balance Sheets.
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
As of September 26, 2021 and June 27, 2021, the fair value of outstanding cash flow hedges was not material. Additionally, as of September 26, 2021, the Company had an immaterial net gain or loss accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges and interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 12 months.
The following table provides the total notional value of cash flow hedge instruments outstanding as of September 26, 2021:

September 26, 2021
(In thousands)
Buy Contracts	$307,590
Sell Contracts	565,342
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”), was as follows:

		Three Months Ended
		September 26, 2021
	Location of Gain or (Loss) Recognized in or Reclassified into Net Income	Loss Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Net Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$(5,936)	$5,263
Foreign Exchange Contracts	Cost of goods sold	(3,761)	(643)
Foreign Exchange Contracts	Research and Development	(1,249)	—
Foreign Exchange Contracts	Selling, general, and administrative	(1,314)	(26)
Interest Rate Contracts	Other expense, net	—	(1,051)
		$(12,260)	$3,543

		Three Months Ended
		September 27, 2020
	Location of Gain or (Loss) Recognized in or Reclassified into Income	(Loss) Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Net Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$(3,281)	$(835)
Foreign Exchange Contracts	Cost of goods sold	1,093	560
Foreign Exchange Contracts	Research and Development	394	—
Foreign Exchange Contracts	Selling, general, and administrative	1,640	305
Interest Rate Contracts	Other expense, net	—	(952)
		$(154)	$(922)
Balance Sheet Hedges
The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. These forward contracts are not designated for hedge accounting treatment. Therefore, the change in the carrying value of these derivatives is recorded as a component of other expense, net and offsets the change in fair value of the foreign currency denominated assets and liabilities related to remeasurement, which are also recorded in other expense, net. As of September 26, 2021 and June 27, 2021, the fair value of outstanding balance sheet hedges was not material.

The following table provides the total notional value of balance sheet hedge instruments outstanding as of September 26, 2021:

September 26, 2021
(In thousands)
Buy Contracts	$161,560
Sell Contracts	312,721
The effect of the Company’s balance sheet hedge derivative instruments on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended
		September 26, 2021	September 27, 2020
Derivatives Not Designated as Hedging Instruments:	Location of Gain Recognized in Income	Gain Recognized in Net Income	Gain Recognized in Net Income
		(in thousands)
Foreign Exchange Contracts	Other expense, net	$6,520	$2,747

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
NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	September 26, 2021	June 27, 2021
	(in thousands)
Raw materials	$1,612,811	$1,519,456
Work-in-process	431,646	391,686
Finished goods	827,684	778,152
	$2,872,141	$2,689,294

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.5 billion as of September 26, 2021 and June 27, 2021. As of September 26, 2021 and June 27, 2021, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Intangible Assets
The following table provides the Company’s intangible assets, other than goodwill:

	September 26, 2021			June 27, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$630,268	$(593,497)	$36,771	$630,303	$(581,406)	$48,897
Existing technology	669,285	(660,915)	8,370	669,359	(659,898)	9,461
Patents and other intangible assets	144,650	(64,777)	79,873	132,774	(58,767)	74,007
Total intangible assets	$1,444,203	$(1,319,189)	$125,014	$1,432,436	$(1,300,071)	$132,365
The Company recognized $19.1 million and $16.8 million in intangible asset amortization expense during the three months ended September 26, 2021 and September 27, 2020, respectively.
The estimated future amortization expense of intangible assets as of September 26, 2021, is reflected in the table below. The table excludes $12.0 million of capitalized costs for internal-use software that have not been placed into service.

Fiscal Year	Amount
(in thousands)
2022 (remaining 9 months)	$54,972
2023	28,079
2024	17,194
2025	8,863
2026	3,203
Thereafter	724
$113,035
NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 26, 2021	June 27, 2021
	(in thousands)
Accrued compensation	$571,930	$552,925
Warranty reserves	198,660	176,030
Income and other taxes payable	191,967	348,206
Dividend payable	211,216	185,431
Other	459,956	456,891
	$1,633,729	$1,719,483

NOTE 12 — LONG-TERM DEBT AND OTHER BORROWINGS
As of September 26, 2021, and June 27, 2021, the Company’s outstanding debt consisted of the following:

	September 26, 2021			June 27, 2021
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%	500,000		3.87%
Fixed-rate 3.75% Senior Notes Due March 15, 2026 ("2026 Notes")	750,000		3.86%	750,000		3.86%
Fixed-rate 4.00% Senior Notes Due March 15, 2029 ("2029 Notes")	1,000,000		4.09%	1,000,000		4.09%
Fixed-rate 1.90% Senior Note Due June 15, 2030 ("2030 Notes")	750,000		2.01%	750,000		2.01%
Fixed-rate 4.875% Senior Notes Due March 15, 2049 ("2049 Notes")	750,000		4.93%	750,000		4.93%
Fixed-rate 2.875% Senior Note Due June 15, 2050 ("2050 Notes")	750,000		2.93%	750,000		2.93%
Fixed-rate 3.125% Senior Note Due June 15, 2060 ("2060 Notes")	500,000		3.18%	500,000		3.18%
Total debt outstanding, at par	5,000,000			5,000,000
Unamortized discount	(37,634)			(38,243)
Fair value adjustment - interest rate contracts	6,174	(1)		6,621	(1)
Unamortized bond issuance costs	(7,291)			(7,443)
Total debt outstanding, at carrying value	$4,961,249			$4,960,935
Reported as:
Long-term debt	$4,961,249			$4,960,935
____________________________

(1) This amount represents a cumulative fair value gain for discontinued hedging relationships, net of an immaterial amount of amortization as of the periods presented.
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

Selected additional information regarding the Senior Notes outstanding as of September 26, 2021, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2025 Notes	3.5	$545,650
2026 Notes	4.5	$833,085
2029 Notes	7.5	$1,154,650
2030 Notes	8.7	$753,600
2049 Notes	27.5	$1,033,058
2050 Notes	28.7	$772,118
2060 Notes	38.7	$529,535
Revolving Credit Facility
On March 12, 2014, the Company established an unsecured Credit Agreement. This agreement was amended on November 10, 2015 (the “Amended and Restated Credit Agreement”), October 13, 2017 (the “2nd Amendment”), February 25, 2019 (the “3rd Amendment”), and June 17, 2021 (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a $1.50 billion revolving credit facility with a syndicate of lenders, along with an expansion option that will allow the Company, subject to certain requirements, to request an increase in the facility of up to an additional $600.0 million, for a potential total commitment of $2.10 billion. The facility matures on June 17, 2026.
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.00% to 0.30%, or (2) LIBOR multiplied by the statutory rate, plus a spread of 0.805% to 1.30%, in each case plus a facility fee, with such spread and facility fee determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Such spreads and such facility fees are further subject to sustainability adjustments as described in the Second Amended and Restated Credit Agreement, in each case based on the Company’s performance of certain energy savings and health and safety standards metrics. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Second Amended and Restated Credit Agreement incorporates provisions for the replacement of LIBOR or other reference rates with alternative reference rates under certain circumstances, including when, or if, such reference rates cease to be available. The Second Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants, and events of default. As of September 26, 2021, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program (“the CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. In July 2021, the Company amended the CP Program size to a maximum aggregate amount outstanding at any time of $1.50 billion. The net proceeds from the CP Program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. As of September 26, 2021 and June 27, 2021, the Company had no outstanding borrowings under the CP Program.

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, convertible notes, and the revolving credit facility during the three months ended September 26, 2021 and September 27, 2020.

	Three Months Ended
	September 26, 2021	September 27, 2020
	(in thousands)
Contractual interest coupon	$43,782	$49,571
Amortization of interest discount	683	1,012
Amortization of issuance costs	335	411
Effect of interest rate contracts, net	605	506
Total interest cost recognized	$45,405	$51,500
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
The Company has finance leases for certain improved properties in Fremont and Livermore, California (the “California Facility Leases”). The Company is required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of September 26, 2021.
During the seven-year term of the California Facility Leases and when the terms of the California Facility Leases expire, the property subject to the California Facility Leases may be re-marketed. The Company has guaranteed to the lessor that each property will have a certain minimum residual value. The aggregate maximum guarantee made by the Company under the California Facility Leases is $298.4 million.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Refer to Note 13 - Leases for details regarding guarantees surrounding selected leases.
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of September 26, 2021, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of September 26, 2021, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $74.1 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
In addition, the Company has entered into indemnification agreements with its directors, officers, and certain other employees, consistent with its Bylaws and Certificate of Incorporation; and under local law, the Company may be required to provide indemnification to its employees for actions within the scope of their employment. Although the Company maintains insurance contracts that cover some of the potential liability associated with these indemnification agreements, there is no guarantee that all such liabilities will be covered. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under such indemnification agreements or statutory obligations.
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of September 26, 2021, warranty reserves totaling $15.6 million were recognized in other long-term liabilities, the remainder were included in accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 26, 2021	September 27, 2020
	(in thousands)
Balance at beginning of period	$191,758	$129,197
Warranties issued during the period	70,672	46,044
Settlements made during the period	(60,292)	(36,131)
Changes in liability for pre-existing warranties	12,106	(2,250)
Balance at end of period	$214,244	$136,860
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

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share (1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 27, 2021				$4,222,220
Quarter ended September 26, 2021	1,725	$1,209,744	$608.98	$3,012,476
(1) Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure below regarding the Company’s accelerated share repurchase activity during the three months ended September 26, 2021.
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three months ended September 26, 2021, the Company acquired 12 thousand shares at a total cost of $7.1 million, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
Accelerated Share Repurchase Agreements
On August 31, 2021, the Company entered into an accelerated share repurchase agreement (the “September 2021 ASR") with two financial institutions to repurchase a total of $650 million of Common Stock. The Company took an initial delivery of approximately 806 thousand shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on August 31, 2021. The total number of shares received under the September 2021 ASR will be based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the September 2021 ASR will occur no later than January 6, 2022.
NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, net of tax at September 26, 2021, as well as the activity for the three months ending September 26, 2021, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Gain or Loss on Cash flow hedges	Accumulated Unrealized Holding Gain or Loss on Available-For-Sale Investments	Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance at June 27, 2021	$(31,413)	$(14,125)	$1,611	$(20,201)	$(64,128)
Other comprehensive (loss) income before reclassifications	(4,032)	(9,005)	(2,405)	199	(15,243)
(Gains) losses reclassified from accumulated other comprehensive loss to net income (1)	—	(3,542)	1,145	—	(2,397)
Net current-period other comprehensive (loss) income	(4,032)	(12,547)	(1,260)	199	(17,640)
Balance at September 26, 2021	$(35,445)	$(26,672)	$351	$(20,002)	$(81,768)

(1) Amount of after-tax gains reclassified from AOCI into net income is not material in the aggregate, or to any individual location in our Condensed Consolidated Statements of Operations.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment; trends and opportunities in the semiconductor industry, including in the end markets and applications for semiconductors, and in device complexity; growth or decline in the industry and the market for, and spending on, wafer fabrication equipment; the anticipated levels of, and rates of change in, margins, market share, served addressable market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; the makeup of our customer base; customer and end user requirements and our ability to satisfy those requirements; customer spending and demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our products and services; our competition, and our ability to defend our market share and to gain new market share; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; our supply chain and the role of suppliers in our business, including the impacts of supply chain constraints and material costs; our leadership and competency, and our ability to facilitate innovation; our research and development programs; our ability to create sustainable differentiation; technology inflections in the industry and our ability to identify those inflections and to invest in research and development programs to meet them; our ability to deliver multi-product solutions; the resources invested to comply with evolving standards and the impact of such efforts; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); hedging transactions; debt or financing arrangements; our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our strategic relevance with our customers; our ability to scale our operations to respond to changes in our business; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; the impact of the COVID-19 pandemic; and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 27, 2021 (our “2021 Form 10-K”), and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
In November 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, which modernizes and simplifies certain disclosure requirements of Regulation S-K. The final rule became effective on February 10, 2021 and must be applied in a registrant’s first fiscal year ending on or after August 9, 2021. Under the amendments to Item 303 of Regulation S-K contained in SEC Release No. 33-10890, we have the option, in discussing any material changes in our results of operations for the most recently completed quarter, of using as the basis for comparison either the corresponding quarter for the preceding fiscal year or, in the alternative, the immediately preceding sequential quarter. We have elected the latter alternative, as management believes that comparing current quarter results to those of the immediately preceding quarter is more useful in identifying current business trends and provides a more meaningful comparison. Additionally, in the first filing after the change in the basis of comparison, we are required to disclose a comparison of the results for the current quarter and the corresponding quarter of the preceding fiscal year. Accordingly, we have compared the results for the three months ended September 26, 2021 with the results for the three months ended June 27, 2021, and September 27, 2020, where applicable, throughout this Management's Discussion and Analysis.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three months ended September 26, 2021, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2021 Form 10-K.
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
Demand from cloud computing, the Internet of Things, and other markets is driving the need for increasingly powerful and cost-efficient semiconductors. At the same time, there are growing technical challenges with traditional two-dimensional scaling. These trends are driving significant inflections in semiconductor manufacturing, such as the increasing importance of vertical scaling strategies like three-dimensional architecture as well as multiple patterning to enable shrinks.
We believe we are in a strong position with our leadership and competency in deposition, etch, and clean to facilitate some of the most significant innovations in semiconductor device manufacturing. Our Customer Support Business Group provides products and services to maximize installed equipment performance, predictability, and operational efficiency. Several factors create opportunity for sustainable differentiation for us: (i) our focus on research and development, with several on-going programs relating to sustaining engineering, product and process development, and concept and feasibility; (ii) our ability to effectively leverage cycles of learning from our broad installed base; (iii) our collaborative focus with semi-ecosystem partners; and (iv) our ability to identify and invest in the breadth of our product portfolio to meet technology inflections; and (v) our focus on delivering our multi-product solutions with a goal to enhance the value of Lam’s solutions to our customers.
In calendar year 2021, there continues to be higher investment in wafer fabrication equipment spending driven by increasing device manufacturing complexity and the robust secular demand for semiconductors in a number of markets including artificial intelligence, 5G networks, high-performance computing, and Internet of Things. During the quarter-ended September 26, 2021, customer demand remained strong, and we continued to increase our production output levels with capacity additions and improvements in our operations. However, we have experienced, and expect continued near-term, supply chain constraints and increased materials, freight and logistics costs. Risks and uncertainties related to the COVID-19 pandemic remain, which may continue to negatively impact our revenue and gross margin. Over the longer term, we believe that secular demand for semiconductors will continue to drive sustainable growth for our products and services, and that technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will lead to an increase in the served addressable market for our products and services in the deposition, etch, and clean businesses.

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	September 26, 2021	June 27, 2021	September 27, 2020
	(in thousands, except per share data and percentages)
Revenue	$4,304,465	$4,145,179	$3,177,080
Gross margin	$1,976,754	$1,915,201	$1,506,179
Gross margin as a percent of total revenue	45.9%	46.2%	47.4%
Total operating expenses	$604,521	$599,274	$545,115
Net income	$1,179,744	$1,144,657	$823,451
Diluted net income per share	$8.27	$7.98	$5.59
In the September 2021 quarter, revenue increased 4% compared to the June 2021 quarter, driven primarily by an increase in systems revenue, reflective of a strong wafer fabrication equipment environment. The decrease in gross margin as a percentage of revenue in the September 2021 quarter compared to the June 2021 quarter was primarily driven by higher levels of manufacturing-related spending as well as unfavorable changes in customer and product mix, partially offset by decreases in deferred compensation plan-related costs. The increase in operating expenses in the September 2021 quarter compared to the June 2021 quarter was mainly driven by increases in spending for supplies and outside services, partially offset by decreases in deferred compensation plan-related costs.
Our cash and cash equivalents, investments, and restricted cash and investments balances decreased to $4.9 billion at the end of the September 2021 quarter compared to $6.0 billion at the end of the June 2021 quarter. This decrease was primarily the result of $1.2 billion of share repurchases, including net share settlement on employee stock-based compensation; $185.4 million of dividends paid to stockholders; and $136.4 million of capital expenditures, partially offset by $457.5 million of cash generated from operating activities. Employee headcount as of September 26, 2021 was approximately 15,400.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended
	September 26, 2021	June 27, 2021	September 27, 2020
Revenue (in millions)	$4,304	$4,145	$3,177
China	37%	37%	37%
Korea	21%	30%	24%
Taiwan	15%	13%	14%
Japan	11%	9%	12%
Southeast Asia	8%	3%	7%
United States	6%	5%	4%
Europe	2%	3%	2%
Revenue for the September 2021 quarter increased 4% from the June 2021 quarter, reflecting increased customer spending on capital equipment.
The following table presents our revenue disaggregated between system and customer support-related revenue:

	Three Months Ended
	September 26, 2021	June 27, 2021	September 27, 2020
	(In thousands)
System revenue	$2,924,883	$2,763,877	$2,148,241
Customer support-related revenue and other	1,379,582	1,381,302	1,028,839
	$4,304,465	$4,145,179	$3,177,080

Please refer to Note 3, “Revenue,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets we serve:

	Three Months Ended
	September 26, 2021	June 27, 2021	September 27, 2020
Memory	64%	59%	58%
Foundry	25%	35%	36%
Logic/integrated device manufacturing	11%	6%	6%
Gross Margin

	Three Months Ended
	September 26, 2021	June 27, 2021	September 27, 2020
	(in thousands, except percentages)
Gross margin	$1,976,754	$1,915,201	$1,506,179
Percent of revenue	45.9%	46.2%	47.4%
Gross margin as a percentage of revenue was lower in the September 2021 quarter compared to the June 2021 quarter primarily as a result of higher levels of manufacturing-related spending as well as unfavorable changes in customer and product mix, partially offset by decreases in deferred compensation plan-related costs.
The decrease in gross margin as a percentage of revenue in the September 2021 quarter compared to the same period in the prior year was primarily driven by increased manufacturing-related spending as a result of COVID-19 disruptions and by unfavorable changes in customer and product mix.
Research and Development

	Three Months Ended
	September 26, 2021	June 27, 2021	September 27, 2020
	(in thousands, except percentages)
Research & development (“R&D”)	$382,327	$381,749	$355,367
Percent of revenue	8.9%	9.2%	11.2%
We continued to make significant R&D investments in the September 2021 quarter focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. The increase in R&D expense in the September 2021 quarter compared to the June 2021 quarter was primarily driven by an increase in spending for supplies, mostly offset by decreases in employee-related expenses and deferred compensation plan-related costs.
The increase in R&D expense in the September 2021 quarter compared to the same period in the prior year was primarily driven by an increase of $28 million in employee-related expenses as a result of increased headcount, slightly offset by decreases in deferred compensation plan-related costs.
Selling, General, and Administrative

	Three Months Ended
	September 26, 2021	June 27, 2021	September 27, 2020
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$222,194	$217,525	$189,748
Percent of revenue	5.2%	5.2%	6.0%
SG&A expense during the September 2021 quarter increased in comparison to the June 2021 quarter, primarily driven by an increase in spending for outside services, partially offset by a decrease in deferred compensation plan-related costs.

SG&A expense during the September 2021 quarter increased compared to the same period in the prior year, primarily driven by an increase of $13 million in employee-related expenses from increased headcount and $19 million in spending for outside services.
Other Expense, Net
Other expense, net consisted of the following:

	Three Months Ended
	September 26, 2021	June 27, 2021	September 27, 2020
	(in thousands)
Interest income	$4,678	$3,723	$6,959
Interest expense	(45,056)	(51,695)	(52,115)
Gains on deferred compensation plan-related assets, net	7,437	17,184	12,927
Foreign exchange losses, net	(17)	(2,365)	(1,375)
Other, net	4,101	25,987	(5,188)
	$(28,857)	$(7,166)	$(38,792)
Interest income increased in the September 2021 quarter compared to the June 2021 quarter as a result of realized investment gains. The decrease in interest income in the September 2021 quarter compared to the same period in the prior year was as a result of lower interest rates and lower cash balances.
Interest expense decreased in the September 2021 quarter compared to the June 2021 and September 2020 quarters due to the payoff of the 2021 Senior Notes.
The gains on deferred compensation plan-related assets in the September 2021, June 2021, and September 2020 quarters were driven by fluctuation in the fair market value of the underlying funds.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures.
The gains in other, net for the September 2021 and June 2021 quarters compared to losses in the September 2020 quarter were primarily driven by improvements in the fair market value of private equity investments; the June 2021 quarter included an individually significant gain on one such equity investment.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended
	September 26, 2021	June 27, 2021	September 27, 2020
	(in thousands, except percentages)
Income tax expense	$163,632	$164,104	$98,821
Effective tax rate	12.2%	12.5%	10.7%
The effective tax rate for the September 2021 quarter compared to the June 2021 quarter remained consistent.
The increase in the effective tax rate for the September 2021 quarter compared to the same period in the prior year was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions.
We transferred our international sales operations from Switzerland to Malaysia, effective from fiscal year 2022. Through fiscal year 2036, we expect to operate under various tax incentives in Malaysia which provide exemptions on foreign income earned and are contingent upon meeting certain conditions.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States. International pre-tax income is taxable in the United States at a lower effective tax rate than the federal statutory tax rate. Please refer to Note 7, “Income Taxes,” to our Consolidated Financial Statements in Part II, Item 8 of our 2021 Form 10-K for additional information.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to our “Critical Accounting Policies and Estimates” included in Part II, Item 7 of our 2021 Form 10-K for a discussion of our critical accounting policies and estimates.
Recent Accounting Pronouncements
There are no new accounting pronouncements not yet adopted or effective that are expected to have a material impact on our Condensed Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $4.9 billion at September 26, 2021 compared to $6.0 billion as of June 27, 2021. This decrease was primarily driven by $1.2 billion of share repurchases, including net share settlement on employee stock-based compensation, $185.4 million in dividends paid, and $136.4 million of capital expenditures, partially offset by $457.5 million of cash generated from operating activities.
Cash Flow from Operating Activities
Net cash provided by operating activities of $457.5 million during the three months ended September 26, 2021, consisted of (in thousands):

Net income	$1,179,744
Non-cash charges:
Depreciation and amortization	79,874
Equity-based compensation expense	58,099
Deferred income taxes	(13,023)
Changes in operating asset and liability accounts	(838,480)
Other	(8,690)
$457,524
Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $370.7 million, inventory of $198.4 million, and prepaid expense and other assets of $55.3 million, along with decreases in accrued expenses and other liabilities of $180.9 million and deferred profit of $35.9 million. The uses of cash are offset by the following source of cash: increases in trade accounts payable of $2.7 million.
Cash Flow from Investing Activities
Net cash provided by investing activities during the three months ended September 26, 2021, was $596.7 million, primarily consisting of net proceeds from sales of available-for-sale securities of $738.0 million, partially offset by capital expenditures of $136.4 million.
Cash Flow from Financing Activities
Net cash used for financing activities during the three months ended September 26, 2021, was $1.4 billion, primarily consisting of $1.2 billion in treasury stock repurchases, including net share settlement on employee stock-based compensation, $185.4 million in dividends paid, and $6.3 million of cash paid for debt repayment.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of September 26, 2021, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on demand for our products and services. While we have substantial cash balances, we may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. We believe that, if necessary, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, the ongoing COVID-19 pandemic has in the past caused disruption in the capital markets and were it to do the same in the future, that could make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all.
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2021 Form 10-K. Other than as noted below, our exposure related to market risk has not changed materially since June 27, 2021. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of September 26, 2021. Actual results may differ materially.
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
The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS with a minimum interest rate of zero BPS. The hypothetical fair values as of September 26, 2021, were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 26, 2021	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
U.S. Treasury and agencies	$1,855	$1,855	$1,855	$1,849	$1,835	$1,821	$1,807
Foreign government bonds	15,169	15,169	15,169	15,133	15,079	15,025	14,971
Corporate notes and bonds	538,813	538,771	538,501	536,383	533,707	531,031	528,355
Mortgage backed securities - commercial	16,289	16,287	16,228	16,107	15,985	15,863	15,741
Total	$572,126	$572,082	$571,753	$569,472	$566,606	$563,740	$560,874
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

Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of September 26, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Our Business Relies on Technology, Data, Intellectual Property and Other Sensitive Information That is Susceptible to Cybersecurity and Other Threats or Incidents
Our business is dependent upon the use and protection of technology, data, intellectual property and other sensitive information, which may be owned by, or licensed to, us or third parties, such as our customers and vendors. We maintain and rely upon certain critical information systems for the creation, transmission, use and storage of much of this information, and for the effective operation of our business. These information systems include but are not limited to, telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, (some of which may be integrated into the products that we sell or be required in order to provide the services that we offer), network communications, and email. These information systems may be owned and maintained by us, our outsourced providers, or third parties such as vendors, contractors, customers and Cloud providers. In addition, we make use of Software-as-a-Service (SaaS) products for certain important business functions that are provided by third parties and hosted on their own networks and servers, or third-party networks and servers, all of which rely on networks, email and/or the Internet for their function.
The technology, data, intellectual property and other sensitive information we seek to protect are subject to loss, release, misappropriation or misuse, and the information systems containing or transmitting such technology, data, intellectual property and other sensitive information are subject to disruption, breach or failure, in each case as a result of various possible causes. Such causes may include mistakes or unauthorized actions by our employees or contractors, phishing schemes and other third-party attacks, and degradation or loss of service or access to data due to viruses, malware, denial of service attacks, destructive or inadequate code, power failures, or physical damage to computers, hard drives, communication lines, or networking equipment. Such causes may also include the use of techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event, or that may continue undetected for an extended period of time.
We have experienced cybersecurity and other threats and incidents in the past. Although past threats and incidents have not resulted in a material adverse effect, we may incur material losses related to cybersecurity and other threats or incidents in the future. If we were subject to a cybersecurity or other incident, it could have a material adverse effect on our business. Such adverse effects might include:
•loss of (or inability to access, e.g. through ransomware) confidential and/or sensitive information stored on these critical information systems or transmitted to or from those systems;
•the disruption of the proper function of our products, services and/or operations;
•the failure of our or our customers’ manufacturing processes;
•errors in the output of our work or our customers’ work;
•the loss or public exposure of the personal or other confidential information of our employees, customers or other parties;
•the public release of customer financial and business plans, customer orders and operational results;
•exposure to claims from our employees or third parties who are adversely impacted by such incidents;
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
While we have implemented ISO 27001 compliant security procedures and virus protection software, intrusion prevention systems, identity and access control, and emergency recovery processes, and we carefully select our third-party providers of information systems, to mitigate risks to the information systems that we rely on and to the technology, data, intellectual property and other sensitive information we seek to protect, those security procedures and mitigation and protection systems cannot be guaranteed to be fail-safe, and we may still suffer cybersecurity and other incidents. It has been difficult and may continue to be difficult to hire and retain employees with substantial cybersecurity acumen. In addition, there have been and may continue to be instances of our policies and procedures not being effective in enabling us to identify risks, threats and incidents in a timely manner, or at all, or to respond expediently, appropriately and effectively when incidents occur and repair any damage caused by such incidents, and such occurrences could have a material adverse effect on our business.
We Are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification
We derive a substantial percentage of our revenues from a limited number of products. Our products are priced up to approximately $21 million per system. As a result, the inability to recognize revenue on even a few systems can cause a significantly adverse impact on our revenues for a given quarter, and, in the longer term, the continued market acceptance of these products is critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:
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
We Face Risks Related to the Disruption of Our Primary Manufacturing and R&D Facilities
While we maintain business continuity plans, our manufacturing and R&D facilities are concentrated in a limited number of locations. These locations are subject to disruption for a variety of reasons, such as natural or man-made disasters, widespread outbreaks of illness, terrorist activities, political or governmental unrest or instability, disruptions of our information technology resources, utility interruptions, the effects of climate change, or other events beyond our control. Such disruptions may cause delays in developing or shipping our products, in engaging with customers on new product applications, or in supporting customers, which could result in the loss of business or customer trust, adversely affecting our business and operating results. For example, the COVID-19 outbreak has impacted and could further impact our manufacturing operations, supply chain, R&D and customer support due to production, sourcing, logistics and other challenges resulting from quarantines, “stay at home” orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the outbreak.
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part I Item 2. Results of Operations of this quarterly report on Form 10-Q, accounted for approximately 94%, 94%, and 92% of total revenue in the three months ended September 26, 2021 and fiscal years 2021, and 2020, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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

LEGAL, REGULATORY AND TAX RISKS
Our Sales to Customers in China, a Region of Growing Significance to Us, Could be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 37%, 35%, and 31% of our total revenue for the three months ended September 26, 2021 and fiscal years 2021 and 2020, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. Recently, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. For example, over the course of calendar year 2020, the U.S. Department of Commerce enacted a new rule that expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses, added additional Chinese companies to its restricted entity list (including Semiconductor Manufacturing International Corporation, or SMIC, and related entities), and expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to specified customers in China, such as SMIC (where those products would not otherwise require an export license to China), and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including but not limited to Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our results of operations.
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
Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 27, 2021				$4,222,220
June 28, 2021 - July 25, 2021	307	$622.87	304	4,032,708
July 26, 2021 - August 22, 2021	442	$604.96	438	3,767,782
August 23, 2021 - September 26, 2021	988	$594.77	983	3,012,476
Quarter ended September 26, 2021	1,737	$608.89	1,725	$3,012,476

(1)    During the three months ended September 26, 2021, we acquired 12 thousand shares at a total cost of $7.1 million, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.
(2)    Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure below regarding our accelerated share repurchase activity during the three months ended September 26, 2021.
Accelerated Share Repurchase Agreements
On August 31, 2021, we entered into an accelerated share repurchase agreement (the “September 2021 ASR") with two financial institutions to repurchase a total of $650 million of Common Stock. We took an initial delivery of approximately 806 thousand shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on August 31, 2021. The total number of shares received under the September 2021 ASR will be based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the September 2021 ASR will occur no later than January 6, 2022.
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

Date:	October 26, 2021	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)