Form 10-Q
period 2021-12-26
LAM RESEARCH CORP
filed 2022-02-01
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2021
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 28, 2022, the Registrant had 139,500,143 shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Revenue	$4,226,604	$3,456,237	$8,531,069	$6,633,317
Cost of goods sold	2,248,688	1,852,442	4,576,399	3,523,343
Gross margin	1,977,916	1,603,795	3,954,670	3,109,974
Research and development	403,644	375,172	785,971	730,539
Selling, general, and administrative	236,133	218,899	458,327	408,647
Total operating expenses	639,777	594,071	1,244,298	1,139,186
Operating income	1,338,139	1,009,724	2,710,372	1,970,788
Other income (expense), net	17,999	(29,941)	(10,858)	(68,733)
Income before income taxes	1,356,138	979,783	2,699,514	1,902,055
Income tax expense	(161,308)	(110,554)	(324,940)	(209,375)
Net income	$1,194,830	$869,229	$2,374,574	$1,692,680
Net income per share:
Basic	$8.50	$6.04	$16.82	$11.71
Diluted	$8.44	$5.96	$16.71	$11.55
Number of shares used in per share calculations:
Basic	140,630	143,830	141,187	144,549
Diluted	141,530	145,910	142,071	146,579

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Net income	$1,194,830	$869,229	$2,374,574	$1,692,680
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(9,820)	21,808	(13,852)	33,932
Cash flow hedges:
Net unrealized gains during the period	12,792	4,872	3,787	4,522
Net (gains) losses reclassified into net income	(7,904)	283	(11,446)	1,050
	4,888	5,155	(7,659)	5,572
Available-for-sale investments:
Net unrealized losses during the period	(785)	(644)	(3,190)	(2,044)
Net losses reclassified into net income	345	163	1,490	565
	(440)	(481)	(1,700)	(1,479)
Defined benefit plans, net change in unrealized component	(1,006)	64	(807)	60
Other comprehensive (loss) income, net of tax	(6,378)	26,546	(24,018)	38,085
Comprehensive income	$1,188,452	$895,775	$2,350,556	$1,730,765
See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 26, 2021	June 27, 2021
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$5,086,544	$4,418,263
Investments	242,590	1,310,872
Accounts receivable, less allowance of $5,379 as of December 26, 2021, and $5,255 as of June 27, 2021	3,402,840	3,026,430
Inventories	3,074,177	2,689,294
Prepaid expenses and other current assets	296,711	207,528
Total current assets	12,102,862	11,652,387
Property and equipment, net	1,503,385	1,303,479
Restricted cash and investments	250,863	252,487
Goodwill	1,489,678	1,490,134
Intangible assets, net	112,077	132,365
Other assets	1,226,563	1,061,300
Total assets	$16,685,428	$15,892,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$952,666	$829,710
Accrued expenses and other current liabilities	1,770,406	1,719,483
Deferred profit	1,133,878	967,325
Current portion of long-term debt and finance lease obligations	6,201	11,349
Total current liabilities	3,863,151	3,527,867
Long-term debt and finance lease obligations, less current portion	4,988,121	4,990,333
Income taxes payable	891,545	948,037
Other long-term liabilities	466,830	398,727
Total liabilities	10,209,647	9,864,964
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares as of December 26, 2021 and June 27, 2021; issued and outstanding, 140,275 shares as of December 26, 2021, and 142,501 shares as of June 27, 2021	140	143
Additional paid-in capital	7,220,359	7,052,962
Treasury stock, at cost; 153,091 shares as of December 26, 2021, and 150,766 shares as of June 27, 2021	(17,294,255)	(15,646,701)
Accumulated other comprehensive loss	(88,146)	(64,128)
Retained earnings	16,637,683	14,684,912
Total stockholders’ equity	6,475,781	6,027,188
Total liabilities and stockholders’ equity	$16,685,428	$15,892,152
(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended
	December 26, 2021	December 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	2,374,574	$1,692,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,579	149,301
Deferred income taxes	(26,573)	(4,312)
Equity-based compensation expense	120,933	108,097
Other, net	(75,204)	11,029
Changes in operating assets and liabilities	(657,279)	(969,647)
Net cash provided by operating activities	1,898,030	987,148
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(274,920)	(154,878)
Purchases of available-for-sale securities	(268,457)	(2,452,216)
Maturities of available-for-sales securities	134,096	1,289,006
Sales of available-for-sale securities	1,197,575	594,238
Other, net	(5,518)	(7,876)
Net cash provided by (used for) investing activities	782,776	(731,726)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(8,036)	(23,769)
Treasury stock purchases	(1,651,568)	(1,171,878)
Dividends paid	(396,647)	(355,056)
Reissuance of treasury stock related to employee stock purchase plan	46,380	41,434
Proceeds from issuance of common stock	4,193	13,646
Other, net	(17)	(1,179)
Net cash used for financing activities	(2,005,695)	(1,496,802)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8,454)	12,269
Net increase (decrease) in cash, cash equivalents, and restricted cash	666,657	(1,229,111)
Cash, cash equivalents, and restricted cash at beginning of period	4,670,750	5,169,083
Cash, cash equivalents, and restricted cash at end of period	$5,337,407	$3,939,972
Schedule of non-cash transactions:
Accrued payables for stock repurchases	20,103	23,046
Accrued payables for capital expenditures	96,425	72,282
Dividends payable	210,587	186,611
Transfers of finished goods inventory to property and equipment	55,322	49,748

Reconciliation of cash, cash equivalents, and restricted cash	December 26, 2021	December 27, 2020
Cash and cash equivalents	$5,086,544	$3,687,165
Restricted cash and cash equivalents	250,863	252,807
Total cash, cash equivalents, and restricted cash	$5,337,407	$3,939,972
See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	December 26, 2021
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 26, 2021	140,811	$141	$7,111,803	$(16,863,573)	$(81,768)	$15,653,440	$5,820,043
Issuance of common stock	52	—	3,451	—	—	—	3,451
Purchase of treasury stock	(685)	(1)	—	(434,791)	—	—	(434,792)
Reissuance of treasury stock	97	—	42,271	4,109	—	—	46,380
Equity-based compensation expense	—	—	62,834	—	—	—	62,834
Net income	—	—	—	—	—	1,194,830	1,194,830
Other comprehensive loss	—	—	—	—	(6,378)	—	(6,378)
Cash dividends declared ($1.50 per common share)	—	—	—	—	—	(210,587)	(210,587)
Balance at December 26, 2021	140,275	$140	$7,220,359	$(17,294,255)	$(88,146)	$16,637,683	$6,475,781

	Six Months Ended
	December 26, 2021
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 27, 2021	142,501	$143	$7,052,962	$(15,646,701)	$(64,128)	$14,684,912	$6,027,188
Issuance of common stock	99	—	4,193	—	—	—	4,193
Purchase of treasury stock	(2,422)	(3)	—	(1,651,663)	—	—	(1,651,666)
Reissuance of treasury stock	97	—	42,271	4,109	—	—	46,380
Equity-based compensation expense	—	—	120,933	—	—	—	120,933
Net income	—	—	—	—	—	2,374,574	2,374,574
Other comprehensive loss	—	—	—	—	(24,018)	—	(24,018)
Cash dividends declared ($3.00 per common share)	—	—	—	—	—	(421,803)	(421,803)
Balance at December 26, 2021	140,275	$140	$7,220,359	$(17,294,255)	$(88,146)	$16,637,683	$6,475,781

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended
	December 27, 2020
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 27, 2020	144,593	$145	$6,761,545	$(13,416,986)	$(82,672)	$12,157,153	$5,419,185
Issuance of common stock	100	—	8,108	—	—	—	8,108
Purchase of treasury stock	(1,796)	(2)	—	(727,742)	—	—	(727,744)
Reissuance of treasury stock	207	—	32,261	9,173	—	—	41,434
Equity-based compensation expense	—	—	52,109	—	—	—	52,109
Effect of conversion of convertible notes	101	—	(134)	—	—	—	(134)
Reclassification from temporary to permanent equity	—	—	792	—	—	—	792
Net income	—	—	—	—	—	869,229	869,229
Other comprehensive income	—	—	—	—	26,546	—	26,546
Cash dividends declared ($1.30 per common share)	—	—	—	—	—	(186,492)	(186,492)
Balance at December 27, 2020	143,205	$143	$6,854,681	$(14,135,555)	$(56,126)	$12,839,890	$5,503,033

	Six Months Ended
	December 27, 2020
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 28, 2020	145,331	$145	$6,695,858	$(12,949,889)	$(94,211)	$11,520,591	$5,172,494
Issuance of common stock	205	—	13,646	—	—	—	13,646
Purchase of treasury stock	(3,156)	(3)	—	(1,194,839)	—	—	(1,194,842)
Reissuance of treasury stock	207	—	32,261	9,173	—	—	41,434
Equity-based compensation expense	—	—	108,097	—	—	—	108,097
Effect of conversion of convertible notes	618	1	(661)	—	—	—	(660)
Reclassification from temporary to permanent equity	—	—	5,480	—	—	—	5,480
Adoption of ASU 2018-18	—	—	—	—	—	1,157	1,157
Net income	—	—	—	—	—	1,692,680	1,692,680
Other comprehensive income	—	—	—	—	38,085	—	38,085
Cash dividends declared ($2.60 per common share)	—	—	—	—	—	(374,538)	(374,538)
Balance at December 27, 2020	143,205	$143	$6,854,681	$(14,135,555)	$(56,126)	$12,839,890	$5,503,033

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 26, 2021
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 26, 2022 and includes 52 weeks. The quarters ended December 26, 2021 (the “December 2021 quarter”) and December 27, 2020 included 13 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted
The Company did not adopt any new accounting standards during the first quarter of fiscal year 2022 that had a material impact on the Company’s Condensed Consolidated Financial Statements.
Updates Not Yet Adopted or Effective
In November 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which requires business entities to make annual disclosures, including the nature of transactions and the related accounting policy used to account for the transactions, significant terms and conditions, and line items affected, about transactions with a government (including government assistance) that are accounted for by analogizing to a grant or contribution accounting model. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. The Company is required to adopt this standard in the first quarter of fiscal year 2023 for the annual reporting period ending June 25, 2023. The guidance may be applied either prospectively to all in-scope transactions at the date of initial application or retrospectively. The Company is currently in the process of evaluating the impact of adoption on its Consolidated Financial Statements.
NOTE 3 — REVENUE
Deferred Revenue
Revenue of $191.0 million and $756.7 million included in deferred revenue as of June 27, 2021 was recognized during the three and six months ended December 26, 2021.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of December 26, 2021 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years	Total
	(In thousands)
Deferred revenue	$1,294,628	$163,533	(1)	$—	$1,458,161

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
The following table presents the Company’s revenues disaggregated between system and its customer support-related revenue:

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
	(In thousands)
System revenue	$2,740,173	$2,307,421	$5,665,056	$4,455,662
Customer support-related revenue and other	1,486,431	1,148,816	2,866,013	2,177,655
	$4,226,604	$3,456,237	$8,531,069	$6,633,317
System revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant product line.
The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
	(In thousands)
China	$1,080,973	$1,208,185	$2,688,683	$2,382,854
Korea	1,068,220	712,525	1,986,357	1,468,782
Taiwan	773,121	584,299	1,411,187	1,030,390
Japan	513,936	344,023	982,667	736,549
Southeast Asia	364,382	365,458	729,630	568,797
United States	244,798	137,492	473,009	275,384
Europe	181,174	104,255	259,536	170,561
	$4,226,604	$3,456,237	$8,531,069	$6,633,317
The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Memory	58%	68%	61%	63%
Foundry	31%	26%	28%	31%
Logic/integrated device manufacturing	11%	6%	11%	6%

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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
	(in thousands)
Equity-based compensation expense	$62,834	$52,109	$120,933	$108,097
Income tax benefit recognized related to equity-based compensation expense	$9,014	$9,911	$17,222	$19,788

NOTE 5 — OTHER INCOME (EXPENSE), NET
The significant components of other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
	(in thousands)
Interest income	$2,372	$4,796	$7,050	$11,755
Interest expense	(46,765)	(52,551)	(91,821)	(104,666)
(Losses) Gains on deferred compensation plan-related assets, net	(56)	24,207	7,381	37,134
Foreign exchange gains (losses), net	731	(3,763)	714	(5,138)
Other, net	61,717	(2,630)	65,818	(7,818)
	$17,999	$(29,941)	$(10,858)	$(68,733)
Other, net includes an unrealized gain totaling $46.6 million associated with an equity investee that became publicly traded during the three and six months ended December 26, 2021. Refer to Note 8 - Financial Instruments for additional information regarding the Company’s investments.

NOTE 6 — INCOME TAX EXPENSE
The Company’s provision for income taxes and effective tax rate are as follows:

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
	(in thousands, except percentages)
Income tax expense	$161,308	$110,554	$324,940	$209,375
Effective tax rate	11.9%	11.3%	12.0%	11.0%

The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three and six months ended December 26, 2021 and December 27, 2020 was primarily due to income in lower tax jurisdictions.
The Company transferred its international sales operations from Switzerland to Malaysia, effective from fiscal year 2022. Through fiscal year 2036, the Company expects to operate under various tax incentives in Malaysia which provide exemptions on foreign income earned and are contingent upon meeting certain conditions.
The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax return for the fiscal year ended June 24, 2018. As of December 26, 2021, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitation. The change in uncertain tax positions as a result of lapses of statutes of limitation may range up to $11.8 million.
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

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
	(in thousands, except per share data)
Numerator:
Net income	$1,194,830	$869,229	$2,374,574	$1,692,680
Denominator:
Basic average shares outstanding	140,630	143,830	141,187	144,549
Effect of potential dilutive securities:
Employee stock plans	900	1,293	884	1,202
Convertible notes	—	787	—	828
Diluted average shares outstanding	141,530	145,910	142,071	146,579
Net income per share - basic	$8.50	$6.04	$16.82	$11.71
Net income per share - diluted	$8.44	$5.96	$16.71	$11.55

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The impact from potentially dilutive securities, including options and RSUs, was not material for the three and six months ended December 26, 2021 and December 27, 2020.

NOTE 8 — FINANCIAL INSTRUMENTS
The Company maintains an investment portfolio of various holdings, types, and maturities. The Company’s mutual funds, which are related to the Company’s obligations under the deferred compensation plan, are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as other income (expense), net in the Condensed Consolidated Statements of Operations. All of the Company’s debt securities are classified as available-for-sale and consequently are recorded in the Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses associated with market valuation changes, unrelated to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax; and credit losses, if any, recognized as other income (expense), net in the Condensed Consolidated Statements of Operations.
The Company periodically invests in equity securities. For equity investments that do not have a readily determinable fair value, the Company records them using either 1) the measurement alternative which measures the equity investments at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes; or 2) the equity method whereby the Company recognizes its proportional share of the income or loss from the equity method investment on a one-quarter lag. The equity method is utilized when the Company does not have the ability to control the investee but is deemed to have the ability to exercise significant influence over the investee’s operating or financial policies. For equity investments that have a readily determinable fair value, the Company records them at fair market value on a recurring basis based upon quoted market prices. Realized and unrealized gains and losses resulting from application of the measurement alternative, the impact of the application of the equity method to the Company’s equity investments, and recognition of changes in fair market value, as applicable, are recognized as other income (expense), net in the Condensed Consolidated Statements of Operations.
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

Investments
Equity Investments measured at fair value on a non-recurring basis
As of December 26, 2021, and June 27, 2021, equity investments of $141.1 million and $117.3 million, respectively, were recognized in other assets in the Condensed Consolidated Balance Sheets.
With the exception of one equity investee that became publicly traded during the three and six months ended December 26, 2021, net gains resulting from the application of the measurement alternative to the Company’s equity investments were immaterial for the three and six months ended December 26, 2021, and December 27, 2020. Refer to Note 5 - Other Income (Expense), net for additional information regarding the gain associated with an equity investee that became publicly traded in the three and six months ended December 26, 2021. Additionally, following the equity investee becoming publicly traded, the Company began measuring the investment at fair market value on a recurring basis in the category corporate equities.
Debt and Equity Investments measured at fair value on a recurring basis
The following tables set forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of December 26, 2021, and June 27, 2021:

	December 26, 2021
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$1,064,038	$—	$—	$1,064,038	$1,063,202	$—	$836	$—
Time deposits	2,138,568	—	—	2,138,568	1,888,541	—	250,027	—
Level 1:
Money market funds	2,071,421	—	—	2,071,421	2,071,421	—	—	—
Corporate equities	3,000	46,633	—	49,633	—	—	—	49,633
Mutual funds	89,524	19,236	(126)	108,634	—	—	—	108,634
Level 1 Total	2,163,945	65,869	(126)	2,229,688	2,071,421	—	—	158,267
Level 2:
Corporate notes and bonds	301,790	13	(126)	301,677	63,380	238,297	—	—
Mortgage backed securities — commercial	4,294	—	(1)	4,293	—	4,293	—	—
Level 2 Total	306,084	13	(127)	305,970	63,380	242,590	—	—
Total	$5,672,635	$65,882	$(253)	$5,738,264	$5,086,544	$242,590	$250,863	$158,267

	June 27, 2021
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$875,738	$—	$—	$875,738	$873,278	$—	$2,460	$—
Time deposits	1,548,874	—	—	1,548,874	1,298,847	—	250,027	—
Level 1:
Money market funds	2,246,138	—	—	2,246,138	2,246,138	—	—	—
U.S. Treasury and agencies	204,743	96	(47)	204,792	—	204,792	—	—
Mutual funds	80,694	15,510	(33)	96,171	—	—	—	96,171
Level 1 Total	2,531,575	15,606	(80)	2,547,101	2,246,138	204,792	—	96,171
Level 2:
Government-sponsored enterprises	3,498	7	—	3,505	—	3,505	—	—
Foreign government bonds	32,995	21	(4)	33,012	—	33,012	—	—
Corporate notes and bonds	1,043,308	2,247	(457)	1,045,098	—	1,045,098	—	—
Mortgage backed securities — residential	5,623	54	—	5,677	—	5,677	—	—
Mortgage backed securities — commercial	18,830	17	(59)	18,788	—	18,788	—	—
Level 2 Total	1,104,254	2,346	(520)	1,106,080	—	1,106,080	—	—
Total	$6,060,441	$17,952	$(600)	$6,077,793	$4,418,263	$1,310,872	$252,487	$96,171
The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments.
The Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the income statement. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the income statement. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the income statement during the three and six months ended December 26, 2021 and December 27, 2020.
Gross realized gains/(losses) from sales of investments were insignificant in the three and six months ended December 26, 2021 and December 27, 2020.
The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	December 26, 2021
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mutual funds	7,408	(55)	1,998	(71)	9,406	(126)
Corporate notes and bonds	180,892	(126)	—	—	180,892	(126)
Mortgage backed securities — commercial	2,997	(1)	—	—	2,997	(1)
	$191,297	$(182)	$1,998	$(71)	$193,295	$(253)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities are as follows as of December 26, 2021:

	Cost	Fair Value
	(in thousands)
Due in one year or less	$4,383,362	$4,383,338
Due after one year through five years	118,352	118,267
Due in more than five years	14,359	14,354
	$4,516,073	$4,515,959
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
Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of December 26, 2021 and June 27, 2021, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be immaterial to the Condensed Consolidated Balance Sheets.
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
As of December 26, 2021 and June 27, 2021, the fair value of outstanding cash flow hedges was not material. Additionally, as of December 26, 2021, the Company had an immaterial net gain or loss accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges and interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 12 months.
The following table provides the total notional value of cash flow hedge instruments outstanding as of December 26, 2021:

December 26, 2021
(In thousands)
Buy Contracts	$415,277
Sell Contracts	410,812
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”), was as follows:

		Three Months Ended		Six Months Ended
		December 26, 2021		December 26, 2021
	Location of Gain or (Loss) Recognized in or Reclassified into Net Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Net Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Net Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$20,377	$11,105	$14,441	$16,368
Foreign Exchange Contracts	Cost of goods sold	(6,373)	(2,225)	(10,134)	(2,868)
Foreign Exchange Contracts	Research and Development	2	—	(1,247)	—
Foreign Exchange Contracts	Selling, general, and administrative	(2,097)	(521)	(3,411)	(547)
Interest Rate Contracts	Other income (expense), net	—	(1,057)	—	(2,108)
		$11,909	$7,302	$(351)	$10,845

		Three Months Ended		Six Months Ended
		December 27, 2020		December 27, 2020
	Location of Gain or (Loss) Recognized in or Reclassified into Income	(Loss) Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Net Income	(Loss) Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Net Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$(5,056)	$(1,440)	$(8,337)	$(2,275)
Foreign Exchange Contracts	Cost of goods sold	5,809	1,158	6,902	1,718
Foreign Exchange Contracts	Research and Development	1,875	—	2,269	—
Foreign Exchange Contracts	Selling, general, and administrative	4,157	1,018	5,797	1,323
Interest Rate Contracts	Other income (expense), net	—	(957)	—	(1,909)
		$6,785	$(221)	$6,631	$(1,143)
Balance Sheet Hedges
The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. These forward contracts are not designated for hedge accounting treatment. Therefore, the change in the carrying value of these derivatives is recorded as a component of other income (expense), net and offsets the change in fair value of the foreign currency denominated assets and liabilities related to remeasurement, which are also recorded in other income (expense), net. As of December 26, 2021 and June 27, 2021, the fair value of outstanding balance sheet hedges was not material.

The following table provides the total notional value of balance sheet hedge instruments outstanding as of December 26, 2021:

December 26, 2021
(In thousands)
Buy Contracts	$250,827
Sell Contracts	308,228
The effect of the Company’s balance sheet hedge derivative instruments on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended		Six Months Ended
		December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Derivatives Not Designated as Hedging Instruments:	Location of Gain Recognized in Income	Gain Recognized in Net Income	Gain Recognized in Net Income	Gain Recognized in Net Income	Gain Recognized in Net Income
(in thousands)
Foreign Exchange Contracts	Other income (expense), net	$3,417	$1,156	$9,937	$3,903

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
NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	December 26, 2021	June 27, 2021
	(in thousands)
Raw materials	$1,847,498	$1,519,456
Work-in-process	385,042	391,686
Finished goods	841,637	778,152
	$3,074,177	$2,689,294

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.5 billion as of December 26, 2021 and June 27, 2021. As of December 26, 2021 and June 27, 2021, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Intangible Assets
The following table provides the Company’s intangible assets, other than goodwill:

	December 26, 2021			June 27, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$630,222	$(605,575)	$24,647	$630,303	$(581,406)	$48,897
Existing technology	669,179	(661,902)	7,277	669,359	(659,898)	9,461
Patents and other intangible assets	151,029	(70,876)	80,153	132,774	(58,767)	74,007
Total intangible assets	$1,450,430	$(1,338,353)	$112,077	$1,432,436	$(1,300,071)	$132,365
The Company recognized $19.5 million and $17.6 million in intangible asset amortization expense during the three months ended December 26, 2021 and December 27, 2020, respectively. The Company recognized $38.6 million and $34.5 million in intangible asset amortization expense during the six months ended December 26, 2021 and December 27, 2020, respectively.
The estimated future amortization expense of intangible assets as of December 26, 2021, is reflected in the table below. The table excludes $17.5 million of capitalized costs for internal-use software that have not been placed into service.

Fiscal Year	Amount
(in thousands)
2022 (remaining 6 months)	$36,198
2023	28,653
2024	17,510
2025	8,588
2026	2,755
Thereafter	857
$94,561
NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 26, 2021	June 27, 2021
	(in thousands)
Accrued compensation	$677,946	$552,925
Warranty reserves	209,594	176,030
Income and other taxes payable	147,779	348,206
Dividend payable	210,587	185,431
Other	524,500	456,891
	$1,770,406	$1,719,483

NOTE 12 — LONG-TERM DEBT AND OTHER BORROWINGS
As of December 26, 2021, and June 27, 2021, the Company’s outstanding debt consisted of the following:

	December 26, 2021			June 27, 2021
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%	500,000		3.87%
Fixed-rate 3.75% Senior Notes Due March 15, 2026 ("2026 Notes")	750,000		3.86%	750,000		3.86%
Fixed-rate 4.00% Senior Notes Due March 15, 2029 ("2029 Notes")	1,000,000		4.09%	1,000,000		4.09%
Fixed-rate 1.90% Senior Notes Due June 15, 2030 ("2030 Notes")	750,000		2.01%	750,000		2.01%
Fixed-rate 4.875% Senior Notes Due March 15, 2049 ("2049 Notes")	750,000		4.93%	750,000		4.93%
Fixed-rate 2.875% Senior Notes Due June 15, 2050 ("2050 Notes")	750,000		2.93%	750,000		2.93%
Fixed-rate 3.125% Senior Notes Due June 15, 2060 ("2060 Notes")	500,000		3.18%	500,000		3.18%
Total debt outstanding, at par	5,000,000			5,000,000
Unamortized discount	(36,945)			(38,243)
Fair value adjustment - interest rate contracts	5,728	(1)		6,621	(1)
Unamortized bond issuance costs	(7,138)			(7,443)
Total debt outstanding, at carrying value	$4,961,645			$4,960,935
Reported as:
Long-term debt	$4,961,645			$4,960,935
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

Selected additional information regarding the Senior Notes outstanding as of December 26, 2021, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2025 Notes	3.2	$537,095
2026 Notes	4.2	$817,688
2029 Notes	7.2	$1,122,620
2030 Notes	8.5	$738,278
2049 Notes	27.2	$1,020,758
2050 Notes	28.5	$749,880
2060 Notes	38.5	$512,775
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
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.00% to 0.30%, or (2) LIBOR multiplied by the statutory rate, plus a spread of 0.805% to 1.30%, in each case plus a facility fee, with such spread and facility fee determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Such spreads and such facility fees are further subject to sustainability adjustments as described in the Second Amended and Restated Credit Agreement, in each case based on the Company’s performance of certain energy savings and health and safety standards metrics. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Second Amended and Restated Credit Agreement incorporates provisions for the replacement of LIBOR or other reference rates with alternative reference rates under certain circumstances, including when, or if, such reference rates cease to be available. The Second Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants, and events of default. As of December 26, 2021, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program (“the CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. In July 2021, the Company amended the CP Program size to a maximum aggregate amount outstanding at any time of $1.50 billion. The net proceeds from the CP Program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. As of December 26, 2021 and June 27, 2021, the Company had no outstanding borrowings under the CP Program.

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, convertible notes, and the revolving credit facility during the three and six months ended December 26, 2021 and December 27, 2020.

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
	(in thousands)
Contractual interest coupon	$43,782	$49,515	$87,564	$99,086
Amortization of interest discount	690	1,001	1,373	2,013
Amortization of issuance costs	336	413	671	824
Effect of interest rate contracts, net	611	511	1,216	1,017
Total interest cost recognized	$45,419	$51,440	$90,824	$102,940
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
The Company has finance leases for certain improved properties in Fremont and Livermore, California (the “California Facility Leases”). The Company is required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of December 26, 2021.
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
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of December 26, 2021, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of December 26, 2021, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $82.2 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of December 26, 2021, warranty reserves totaling $18.8 million were recognized in other long-term liabilities, the remainder were included in accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
	(in thousands)
Balance at beginning of period	$214,244	$136,860	$191,758	$129,197
Warranties issued during the period	71,437	57,602	142,109	103,646
Settlements made during the period	(68,126)	(41,539)	(128,418)	(77,670)
Changes in liability for pre-existing warranties	10,833	291	22,939	(1,959)
Balance at end of period	$228,388	$153,214	$228,388	$153,214
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

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share (1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 27, 2021				$4,222,220
Quarter ended September 26, 2021	1,725	$1,209,744	$608.98	$3,012,476
Quarter ended December 26, 2021	677	$429,983	$634.74	$2,582,493
(1) Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure below regarding the Company’s accelerated share repurchase activity during the six months ended December 26, 2021.
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three and six months ended December 26, 2021, the Company acquired 8 thousand shares at a total cost of $4.8 million and 20 thousand shares at a total cost of $11.9 million, respectively, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
Accelerated Share Repurchase Agreements
On August 31, 2021, the Company entered into an accelerated share repurchase agreement (the “August 2021 ASR") with two financial institutions to repurchase a total of $650 million of Common Stock. The Company took an initial delivery of approximately 806 thousand shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on August 31, 2021. The total number of shares received under the August 2021 ASR was based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the August 2021 ASR occurred in January 2022, subsequent to the Company’s December 26, 2021 fiscal quarter end, resulting in the receipt of approximately 265 thousand additional shares, which yielded a weighted-average share price of $606.71 for the transaction period.
NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, net of tax at December 26, 2021, as well as the activity for the six months ending December 26, 2021, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Gain or Loss on Cash flow hedges	Accumulated Unrealized Holding Gain or Loss on Available-For-Sale Investments	Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance at June 27, 2021	$(31,413)	$(14,125)	$1,611	$(20,201)	$(64,128)
Other comprehensive (loss) income before reclassifications	(13,852)	3,787	(3,190)	(807)	(14,062)
(Gains) losses reclassified from accumulated other comprehensive loss to net income (1)	—	(11,446)	1,490	—	(9,956)
Net current-period other comprehensive loss	(13,852)	(7,659)	(1,700)	(807)	(24,018)
Balance at December 26, 2021	$(45,265)	$(21,784)	$(89)	$(21,008)	$(88,146)

(1) Amount of after-tax gains reclassified from AOCI into net income is not material in the aggregate, or to any individual location in our Condensed Consolidated Statements of Operations.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment; trends and opportunities in the semiconductor industry, including in the end markets and applications for semiconductors, and in device complexity; growth or decline in the industry and the market for, and spending on, wafer fabrication equipment; the anticipated levels of, and rates of change in, margins, market share, served addressable market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; the makeup of our customer base; customer and end user requirements and our ability to satisfy those requirements; customer spending and demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our products and services; our competition, and our ability to defend our market share and to gain new market share; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; our supply chain and the role of suppliers in our business, including the impacts of supply chain constraints and material costs; our leadership and competency, and our ability to facilitate innovation; our research and development programs; our ability to create sustainable differentiation; technology inflections in the industry and our ability to identify those inflections and to invest in research and development programs to meet them; our ability to deliver multi-product solutions; the resources invested to comply with evolving standards and the impact of such efforts; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); hedging transactions; debt or financing arrangements; our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our strategic relevance with our customers; our ability to scale our operations to respond to changes in our business; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; the impact of the COVID-19 pandemic; and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 27, 2021 (our “2021 Form 10-K”), our quarterly report on form 10-Q for the fiscal quarter ended September 26, 2021, and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and six months ended December 26, 2021, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2021 Form 10-K.

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
In calendar year 2021, there were higher investments in wafer fabrication equipment spending driven by increasing device manufacturing complexity and the robust secular demand for semiconductors in a number of markets including artificial intelligence, 5G networks, high-performance computing, and Internet of Things. During the quarter-ended December 26, 2021, customer demand remained strong, however, we experienced supply chain constraints, and we expect these constraints to continue in the near term. Risks and uncertainties related to the COVID-19 pandemic remain, which may continue to negatively impact our revenue and gross margin. Over the longer term, we believe that secular demand for semiconductors will continue to drive sustainable growth for our products and services, and that technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will lead to an increase in the served addressable market for our products and services in the deposition, etch, and clean businesses.
The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	December 26, 2021	September 26, 2021
	(in thousands, except per share data and percentages)
Revenue	$4,226,604	$4,304,465
Gross margin	$1,977,916	$1,976,754
Gross margin as a percent of total revenue	46.8%	45.9%
Total operating expenses	$639,777	$604,521
Net income	$1,194,830	$1,179,744
Diluted net income per share	$8.44	$8.27
In the December 2021 quarter, revenue decreased 2% compared to the September 2021 quarter, primarily as a result of supplier-related delays of critical parts given broad supply chain issues in the industry, partially offset by increased revenue for the customer support-related business. The increase in gross margin as a percentage of revenue in the December 2021 quarter compared to the September 2021 quarter was primarily driven improved customer and product mix, manufacturing-related spending reduction, and improved factory absorption and field utilization, partially offset by increased variable compensation. The increase in operating expenses in the December 2021 quarter compared to the September 2021 quarter was mainly driven by increases in employee-related expenses, rent expense and supplies expense, partially offset by decreases in outside services.
Our cash and cash equivalents, investments, and restricted cash and investments balances increased to $5.6 billion at the end of the December 2021 quarter compared to $4.9 billion at the end of the September 2021 quarter. This increase was primarily the result of $1.4 billion of cash generated from operating activities, partially offset by $414.8 million of share repurchases, including net share settlement on employee stock-based compensation; $211.2 million of dividends paid to stockholders; and $138.5 million of capital expenditures. Employee headcount as of December 26, 2021 was approximately 16,300.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended		Six Months Ended
	December 26, 2021	September 26, 2021	December 26, 2021	December 27, 2020
Revenue (in millions)	$4,227	$4,304	$8,531	$6,633
China	26%	37%	31%	36%
Korea	25%	21%	23%	22%
Taiwan	18%	15%	17%	16%
Japan	12%	11%	11%	11%
Southeast Asia	9%	8%	9%	8%
United States	6%	6%	6%	4%
Europe	4%	2%	3%	3%
Revenue for the December 2021 quarter decreased 2% from the September 2021 quarter, due to supplier-related delays of critical parts given broad supply chain issues in the industry, partially offset by increased revenue for the customer support-related business.
The following table presents our revenue disaggregated between system and customer support-related revenue:

	Three Months Ended		Six Months Ended
	December 26, 2021	September 26, 2021	December 26, 2021	December 27, 2020
	(In thousands)
System revenue	$2,740,173	$2,924,883	$5,665,056	$4,455,662
Customer support-related revenue and other	1,486,431	1,379,582	2,866,013	2,177,655
	$4,226,604	$4,304,465	$8,531,069	$6,633,317
Please refer to Note 3, “Revenue,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets we serve:

	Three Months Ended		Six Months Ended
	December 26, 2021	September 26, 2021	December 26, 2021	December 27, 2020
Memory	58%	64%	61%	63%
Foundry	31%	25%	28%	31%
Logic/integrated device manufacturing	11%	11%	11%	6%

Gross Margin

	Three Months Ended		Six Months Ended
	December 26, 2021	September 26, 2021	December 26, 2021	December 27, 2020
	(in thousands, except percentages)
Gross margin	$1,977,916	$1,976,754	$3,954,670	$3,109,974
Percent of revenue	46.8%	45.9%	46.4%	46.9%
Gross margin as a percentage of revenue was higher in the December 2021 quarter compared to the September 2021 quarter primarily as a result of improved customer and product mix, manufacturing-related spending reduction, and improved factory absorption and field utilization, partially offset by increased variable compensation.
The decrease in gross margin as a percentage of revenue in the six months ended December 2021 compared to the same period in the prior year was primarily driven by increased manufacturing-related spending, lower field utilization, and increased employee-related expenses.
Research and Development

	Three Months Ended		Six Months Ended
	December 26, 2021	September 26, 2021	December 26, 2021	December 27, 2020
	(in thousands, except percentages)
Research & development (“R&D”)	$403,644	$382,327	$785,971	$730,539
Percent of revenue	9.6%	8.9%	9.2%	11.0%
We continued to make significant R&D investments in the December 2021 quarter focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. The increase in R&D expense in the December 2021 quarter compared to the September 2021 quarter was primarily driven by a $13 million increase in employee-related expenses primarily as a result of increased headcount and variable compensation.
The increase in R&D expense in the six months ended December 2021 compared to the same period in the prior year was primarily driven by an increase of $61 million in employee-related expenses mainly as a result of increased headcount, slightly offset by a decrease of $13 million in deferred compensation plan-related costs.
Selling, General, and Administrative

	Three Months Ended		Six Months Ended
	December 26, 2021	September 26, 2021	December 26, 2021	December 27, 2020
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$236,133	$222,194	$458,327	$408,647
Percent of revenue	5.6%	5.2%	5.4%	6.2%
SG&A expense during the December 2021 quarter increased in comparison to the September 2021 quarter, driven by a $14 million increase in employee-related expenses primarily as a result of increased headcount and variable compensation.
SG&A expense during the six months ended December 2021 increased compared to the same period in the prior year, primarily driven by increases of $32 million in employee-related expenses due in part to increased headcount and $13 million in spending for outside services.

Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended		Six Months Ended
	December 26, 2021	September 26, 2021	December 26, 2021	December 27, 2020
	(in thousands)
Interest income	$2,372	$4,678	$7,050	$11,755
Interest expense	(46,765)	(45,056)	(91,821)	(104,666)
(Losses) Gains on deferred compensation plan-related assets, net	(56)	7,437	7,381	37,134
Foreign exchange gains (losses), net	731	(17)	714	(5,138)
Other, net	61,717	4,101	65,818	(7,818)
	$17,999	$(28,857)	$(10,858)	$(68,733)
Interest income decreased in the December 2021 quarter compared to the September 2021 quarter primarily as a result of lower interest rates from a change in our investment mix. The decrease in interest income in the six months ended December 2021 compared to the same period in the prior year was as a result of lower cash balances and interest rates.
Interest expense remained relatively flat in the December 2021 quarter compared to the September 2021 quarter as our debt balances remained flat. Interest expense decreased in the six months ended December 2021 compared to the same period in the prior year due to the payoff of the 2021 Senior Notes.
The gains and losses on deferred compensation plan-related assets in the December 2021 and September 2021 quarters were driven by fluctuation in the fair market value of the underlying funds.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures.
Other, net generated income for the December 2021 and September 2021 quarters primarily due to gains from our equity investments; the December 2021 quarter included an individually significant gain on one such equity investment. Refer to Note 5, “Other Income, (Expense), net,” of our Condensed Consolidated Financial Statements, included in Part 1 of this Form 10-Q for additional information.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	December 26, 2021	September 26, 2021	December 26, 2021	December 27, 2020
	(in thousands, except percentages)
Income tax expense	$161,308	$163,632	$324,940	$209,375
Effective tax rate	11.9%	12.2%	12.0%	11.0%
The effective tax rate for the December 2021 quarter compared to the September 2021 quarter remained consistent.
The increase in the effective tax rate for the six months ended December 2021 compared to the same period in the prior year was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions.
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
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $5.6 billion at December 26, 2021 compared to $6.0 billion as of June 27, 2021. This decrease was primarily driven by $1.7 billion of share repurchases, including net share settlement on employee stock-based compensation, $396.6 million in dividends paid, and $274.9 million of capital expenditures, partially offset by $1.9 billion of cash generated from operating activities.
Cash Flow from Operating Activities
Net cash provided by operating activities of $1.9 billion during the six months ended December 26, 2021, consisted of (in thousands):

Net income	$2,374,574
Non-cash charges:
Depreciation and amortization	161,579
Equity-based compensation expense	120,933
Deferred income taxes	(26,573)
Changes in operating asset and liability accounts	(657,279)
Other	(75,204)
$1,898,030
Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in inventory of $440.3 million, accounts receivable of $377.5 million, and prepaid expense and other assets of $24.9 million, along with a decrease in accrued expenses and other liabilities of $76.9 million. The uses of cash are offset by the following sources of cash: increases in deferred profit of $166.6 million and trade accounts payable of $95.8 million.
Cash Flow from Investing Activities
Net cash provided by investing activities during the six months ended December 26, 2021, was $782.8 million, primarily consisting of net proceeds from sales of available-for-sale securities of $1.1 billion, partially offset by capital expenditures of $274.9 million.
Cash Flow from Financing Activities
Net cash used for financing activities during the six months ended December 26, 2021, was $2.0 billion, primarily consisting of $1.7 billion in treasury stock repurchases, including net share settlement on employee stock-based compensation, $396.6 million in dividends paid, and $8.0 million of cash paid for debt repayment, partially offset by $50.6 million combined proceeds from issuance of common stock and reissuance of treasury stock.

Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of December 26, 2021, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
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
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2021 Form 10-K. Other than as noted below, our exposure related to market risk has not changed materially since June 27, 2021. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of December 26, 2021. Actual results may differ materially.
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
The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS with a minimum interest rate of zero BPS. The hypothetical fair values as of December 26, 2021, were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 26, 2021	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Corporate notes and bonds	$302,750	$302,682	$302,345	$301,677	$300,944	$300,212	$299,479
Mortgage backed securities - commercial	4,341	4,330	4,313	4,293	4,574	4,255	4,236
Total	$307,091	$307,012	$306,658	$305,970	$305,518	$304,467	$303,715
We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

Equity Price Risk
The values of our investments in publicly traded securities, including mutual funds related to our obligations under our deferred compensation plans, are subject to market price risk. The following table presents the hypothetical fair values of our publicly traded securities that would result from potential decreases and increases in the price of each security in the portfolio. Potential fluctuations in the price of each security in the portfolio of plus or minus 10%, 15%, or 25% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of December 26, 2021, were as follows:

	Valuation of Securities Given an X Decrease in Stock Price			Fair Value as of December 26, 2021	Valuation of Securities Given an X Increase in Stock Price
	(25)%	(15)%	(10)%	0.00%	10%	15%	25%
	(in thousands)
Corporate equities	$37,225	$42,188	$44,670	$49,633	$54,596	$57,078	$62,041
Mutual funds	81,476	$92,339	$97,771	108,634	$119,497	$124,929	$135,793
Total	$118,701	$134,527	$142,441	$158,267	$174,093	$182,007	$197,834
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of December 26, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part I Item 2. Results of Operations of this quarterly report on Form 10-Q, accounted for approximately 94%, 94%, and 92% of total revenue in the six months ended December 26, 2021 and fiscal years 2021, and 2020, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
We Are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification
We derive a substantial percentage of our revenues from a limited number of products. Our products are priced up to the tens of millions per system. As a result, the inability to recognize revenue on even a few systems can cause a significantly adverse impact on our revenues for a given quarter, and, in the longer term, the continued market acceptance of these products is critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:
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
LEGAL, REGULATORY AND TAX RISKS
Our Sales to Customers in China, a Region of Growing Significance to Us, Could be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 31%, 35%, and 31% of our total revenue for the six months ended December 26, 2021 and fiscal years 2021 and 2020, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. Recently, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. For example, over the course of calendar year 2020, the U.S. Department of Commerce enacted a new rule that expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses, added additional Chinese companies to its restricted entity list (including Semiconductor Manufacturing International Corporation, or SMIC, and related entities), and expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to specified customers in China, such as SMIC (where those products would not otherwise require an export license to China), and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including but not limited to Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our results of operations.

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
Our Bylaws Designate the Court of Chancery of the State of Delaware as the Sole and Exclusive Judicial Forum for Certain Legal Actions Between the Company and its Stockholders, Which May Discourage Lawsuits with Respect to Such Claims
Our bylaws provide that, unless we consent otherwise, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for lawsuits asserting certain stockholder claims (including claims asserted derivatively for our benefit), such as claims against directors and officers for breach of a fiduciary duty, claims arising under any provision of the General Corporation Law of Delaware or our certificate of incorporation or our bylaws, or claims governed by the internal affairs doctrine. This is a general summary of the bylaw provision; you should refer to the language of the bylaws for details. While the forum provision does not generally apply to direct claims arising under the Securities Exchange Act of 1934 or the Securities Act of 1933, derivative lawsuits that assert legal claims arising under these statutes could fall within the provision, as recent court decisions have held.
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

Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 27, 2021				$4,222,220
Quarter ended September 26, 2021	1,737	$608.89	1,725	3,012,479
September 27, 2021 - October 24, 2021	3	$565.64	—	3,012,476
October 25, 2021 - November 21, 2021	356	$594.95	353	2,802,483
November 22, 2021 - December 26, 2021	326	$678.34	324	2,582,493
Quarter ended December 26, 2021	685	$634.51	677	$2,582,493

(1)    During the three and six months ended December 26, 2021, we acquired 8 thousand shares at a total cost of $4.8 million and 20 thousand shares at a total cost of $11.9 million, respectively, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.
(2)    Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure below regarding our accelerated share repurchase activity during the six months ended December 26, 2021.
Accelerated Share Repurchase Agreements
On August 31, 2021, we entered into an accelerated share repurchase agreement (the “August 2021 ASR") with two financial institutions to repurchase a total of $650 million of Common Stock. We took an initial delivery of approximately 806 thousand shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on August 31, 2021. The total number of shares received under the August 2021 ASR was based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the August 2021 ASR occurred in January 2022, subsequent to our December 26, 2021 fiscal quarter end, resulting in the receipt of approximately 265 thousand additional shares, which yielded a weighted-average share price of $606.71 for the transaction period.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

Exhibit Number	Description

10.1*	Non-employee Director Compensation Program

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Indicates management contract or compensatory plan or arrangement.

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 1, 2022	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)