Form 10-Q
period 2022-03-27
LAM RESEARCH CORP
filed 2022-04-26
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2022
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2022, the Registrant had 138,715,027 shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Revenue	$4,060,416	$3,847,654	$12,591,485	$10,480,971
Cost of goods sold	2,243,791	2,067,523	6,820,190	5,590,866
Gross margin	1,816,625	1,780,131	5,771,295	4,890,105
Research and development	407,120	381,120	1,193,091	1,111,659
Selling, general, and administrative	217,408	203,703	675,735	612,350
Total operating expenses	624,528	584,823	1,868,826	1,724,009
Operating income	1,192,097	1,195,308	3,902,469	3,166,096
Other income (expense), net	(57,402)	(35,320)	(68,260)	(104,053)
Income before income taxes	1,134,695	1,159,988	3,834,209	3,062,043
Income tax expense	(112,917)	(88,867)	(437,857)	(298,242)
Net income	$1,021,778	$1,071,121	$3,396,352	$2,763,801
Net income per share:
Basic	$7.34	$7.51	$24.17	$19.20
Diluted	$7.30	$7.41	$24.02	$18.94
Number of shares used in per share calculations:
Basic	139,229	142,676	140,534	143,925
Diluted	140,057	144,609	141,400	145,923

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Net income	$1,021,778	$1,071,121	$3,396,352	$2,763,801
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(14,958)	(13,701)	(28,810)	20,231
Cash flow hedges:
Net unrealized gains during the period	12,506	8,024	16,293	12,546
Net (gains) losses reclassified into net income	(5,759)	(207)	(17,205)	843
	6,747	7,817	(912)	13,389
Available-for-sale investments:
Net unrealized losses during the period	(1,333)	(1,623)	(4,523)	(3,667)
Net (gains) losses reclassified into net income	(34)	162	1,456	727
	(1,367)	(1,461)	(3,067)	(2,940)
Defined benefit plans, net change in unrealized component	58	174	(749)	234
Other comprehensive (loss) income, net of tax	(9,520)	(7,171)	(33,538)	30,914
Comprehensive income	$1,012,258	$1,063,950	$3,362,814	$2,794,715
See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 27, 2022	June 27, 2021
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$4,194,719	$4,418,263
Investments	160,072	1,310,872
Accounts receivable, less allowance of $5,602 as of March 27, 2022, and $5,255 as of June 27, 2021	3,702,320	3,026,430
Inventories	3,479,332	2,689,294
Prepaid expenses and other current assets	351,658	207,528
Total current assets	11,888,101	11,652,387
Property and equipment, net	1,561,875	1,303,479
Restricted cash and investments	251,036	252,487
Goodwill	1,513,729	1,490,134
Intangible assets, net	113,306	132,365
Other assets	1,260,984	1,061,300
Total assets	$16,589,031	$15,892,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$1,007,026	$829,710
Accrued expenses and other current liabilities	1,634,917	1,719,483
Deferred profit	1,545,109	967,325
Current portion of long-term debt and finance lease obligations	7,689	11,349
Total current liabilities	4,194,741	3,527,867
Long-term debt and finance lease obligations, less current portion	5,000,657	4,990,333
Income taxes payable	916,668	948,037
Other long-term liabilities	450,475	398,727
Total liabilities	10,562,541	9,864,964
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares as of March 27, 2022 and June 27, 2021; issued and outstanding, 138,707 shares as of March 27, 2022, and 142,501 shares as of June 27, 2021	139	143
Additional paid-in capital	7,289,393	7,052,962
Treasury stock, at cost; 155,323 shares as of March 27, 2022, and 150,766 shares as of June 27, 2021	(18,616,780)	(15,646,701)
Accumulated other comprehensive loss	(97,666)	(64,128)
Retained earnings	17,451,404	14,684,912
Total stockholders’ equity	6,026,490	6,027,188
Total liabilities and stockholders’ equity	$16,589,031	$15,892,152
(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended
	March 27, 2022	March 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	3,396,352	$2,763,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245,807	228,754
Deferred income taxes	(83,451)	(5,448)
Equity-based compensation expense	189,476	163,843
Other, net	(78,325)	10,394
Changes in operating assets and liabilities	(1,014,119)	(1,009,116)
Net cash provided by operating activities	2,655,740	2,152,228
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(420,288)	(244,474)
Purchases of available-for-sale securities	(567,819)	(3,242,741)
Maturities of available-for-sales securities	167,123	1,951,037
Sales of available-for-sale securities	1,543,094	956,261
Other, net	(33,898)	(35,873)
Net cash provided by (used for) investing activities	688,212	(615,790)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(9,857)	(40,014)
Treasury stock purchases	(2,989,574)	(2,266,449)
Dividends paid	(607,234)	(541,607)
Reissuance of treasury stock related to employee stock purchase plan	46,380	41,434
Proceeds from issuance of common stock	4,685	23,272
Other, net	197	(1,844)
Net cash used for financing activities	(3,555,403)	(2,785,208)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13,544)	6,513
Net decrease in cash, cash equivalents, and restricted cash	(224,995)	(1,242,257)
Cash, cash equivalents, and restricted cash at beginning of period	4,670,750	5,169,083
Cash, cash equivalents, and restricted cash at end of period	$4,445,755	$3,926,826
Schedule of non-cash transactions:
Accrued payables for stock repurchases	4,624	5,855
Accrued payables for capital expenditures	57,930	80,215
Dividends payable	208,057	185,390
Transfers of finished goods inventory to property and equipment	62,116	59,882

Reconciliation of cash, cash equivalents, and restricted cash	March 27, 2022	March 28, 2021
Cash and cash equivalents	$4,194,719	$3,673,366
Restricted cash and cash equivalents	251,036	253,460
Total cash, cash equivalents, and restricted cash	$4,445,755	$3,926,826
See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	March 27, 2022
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 26, 2021	140,275	$140	$7,220,359	$(17,294,255)	$(88,146)	$16,637,683	$6,475,781
Issuance of common stock	664	1	491	—	—	—	492
Purchase of treasury stock	(2,232)	(2)	—	(1,322,525)	—	—	(1,322,527)
Equity-based compensation expense	—	—	68,543	—	—	—	68,543
Net income	—	—	—	—	—	1,021,778	1,021,778
Other comprehensive loss	—	—	—	—	(9,520)	—	(9,520)
Cash dividends declared ($1.50 per common share)	—	—	—	—	—	(208,057)	(208,057)
Balance at March 27, 2022	138,707	$139	$7,289,393	$(18,616,780)	$(97,666)	$17,451,404	$6,026,490

	Nine Months Ended
	March 27, 2022
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 27, 2021	142,501	$143	$7,052,962	$(15,646,701)	$(64,128)	$14,684,912	$6,027,188
Issuance of common stock	763	1	4,684	—	—	—	4,685
Purchase of treasury stock	(4,654)	(5)	—	(2,974,188)	—	—	(2,974,193)
Reissuance of treasury stock	97	—	42,271	4,109	—	—	46,380
Equity-based compensation expense	—	—	189,476	—	—	—	189,476
Net income	—	—	—	—	—	3,396,352	3,396,352
Other comprehensive loss	—	—	—	—	(33,538)	—	(33,538)
Cash dividends declared ($4.50 per common share)	—	—	—	—	—	(629,860)	(629,860)
Balance at March 27, 2022	138,707	$139	$7,289,393	$(18,616,780)	$(97,666)	$17,451,404	$6,026,490

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended
	March 28, 2021
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 26, 2020	143,205	$143	$6,854,681	$(14,135,555)	$(56,126)	$12,839,890	$5,503,033
Issuance of common stock	848	1	9,625	—	—	—	9,626
Purchase of treasury stock	(1,731)	(1)	—	(1,077,379)	—	—	(1,077,380)
Equity-based compensation expense	—	—	55,746	—	—	—	55,746
Effect of conversion of convertible notes	285	—	(327)	—	—	—	(327)
Reclassification from temporary to permanent equity	—	—	2,298	—	—	—	2,298
Net income	—	—	—	—	—	1,071,121	1,071,121
Other comprehensive loss	—	—	—	—	(7,171)	—	(7,171)
Cash dividends declared ($1.30 per common share)	—	—	—	—	—	(185,330)	(185,330)
Balance at March 28, 2021	142,607	$143	$6,922,023	$(15,212,934)	$(63,297)	$13,725,681	$5,371,616

	Nine Months Ended
	March 28, 2021
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 28, 2020	145,331	$145	$6,695,858	$(12,949,889)	$(94,211)	$11,520,591	$5,172,494
Issuance of common stock	1,053	1	23,271	—	—	—	23,272
Purchase of treasury stock	(4,887)	(4)	—	(2,272,218)	—	—	(2,272,222)
Reissuance of treasury stock	207	—	32,261	9,173	—	—	41,434
Equity-based compensation expense	—	—	163,843	—	—	—	163,843
Effect of conversion of convertible notes	903	1	(988)	—	—	—	(987)
Reclassification from temporary to permanent equity	—	—	7,778	—	—	—	7,778
Adoption of ASU 2018-18	—	—	—	—	—	1,157	1,157
Net income	—	—	—	—	—	2,763,801	2,763,801
Other comprehensive income	—	—	—	—	30,914	—	30,914
Cash dividends declared ($3.90 per common share)	—	—	—	—	—	(559,868)	(559,868)
Balance at March 28, 2021	142,607	$143	$6,922,023	$(15,212,934)	$(63,297)	$13,725,681	$5,371,616

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2022
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 26, 2022 and includes 52 weeks. The quarters ended March 27, 2022 (the “March 2022 quarter”) and March 28, 2021 included 13 weeks.
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
NOTE 3 — REVENUE
Deferred Revenue
Revenue of $79.1 million and $835.8 million included in deferred revenue as of June 27, 2021 was recognized during the three and nine months ended March 27, 2022.

The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of March 27, 2022 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(In thousands)
Deferred revenue	$1,876,645	$173,845	(1)	$18,934	(1)	$2,069,424
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
The following table presents the Company’s revenues disaggregated between system and its customer support-related revenue:

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
	(In thousands)
System revenue	$2,650,842	$2,545,306	$8,315,898	$7,000,968
Customer support-related revenue and other	1,409,574	1,302,348	4,275,587	3,480,003
	$4,060,416	$3,847,654	$12,591,485	$10,480,971
System revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant product line.

The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
	(In thousands)
China	$1,277,502	$1,217,427	$3,966,185	$3,600,281
Korea	961,300	1,195,711	2,947,657	2,664,493
Taiwan	663,494	545,719	2,074,681	1,576,109
Southeast Asia	378,481	260,360	1,108,111	829,157
Japan	342,329	262,913	1,324,996	999,462
United States	309,161	184,887	782,170	460,271
Europe	128,149	180,637	387,685	351,198
	$4,060,416	$3,847,654	$12,591,485	$10,480,971
The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Memory	66%	62%	62%	62%
Foundry	21%	31%	26%	31%
Logic/integrated device manufacturing	13%	7%	12%	7%
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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
	(in thousands)
Equity-based compensation expense	$68,543	$55,746	$189,476	$163,843
Income tax benefit recognized related to equity-based compensation expense	$23,933	$44,077	$41,155	$63,866

NOTE 5 — OTHER INCOME (EXPENSE), NET
The significant components of other income (expense), net, are as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
	(in thousands)
Interest income	$1,938	$4,209	$8,988	$15,964
Interest expense	(46,710)	(52,236)	(138,531)	(156,902)
(Losses) gains on deferred compensation plan-related assets, net	(13,118)	7,520	(5,737)	44,654
Foreign exchange gains (losses), net	943	541	1,657	(4,597)
Other, net	(455)	4,646	65,363	(3,172)
	$(57,402)	$(35,320)	$(68,260)	$(104,053)
Other, net includes an unrealized gain totaling $63.6 million associated with an equity investee that became publicly traded during the nine months ended March 27, 2022. Refer to Note 8 - Financial Instruments for additional information regarding the Company’s investments.

NOTE 6 — INCOME TAX EXPENSE
The Company’s provision for income taxes and effective tax rate are as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
	(in thousands, except percentages)
Income tax expense	$112,917	$88,867	$437,857	$298,242
Effective tax rate	10.0%	7.7%	11.4%	9.7%
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three and nine months ended March 27, 2022 and March 28, 2021 was primarily due to income in lower tax jurisdictions.
The Company transferred its international sales operations from Switzerland to Malaysia, effective from fiscal year 2022. Through fiscal year 2036, the Company expects to operate under various tax incentives in Malaysia which provide exemptions on foreign income earned and are contingent upon meeting certain conditions.
The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax return for the fiscal year ended June 24, 2018. As of March 27, 2022, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitation. The change in uncertain tax positions as a result of lapses of statutes of limitation may range up to $11.3 million.

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

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
	(in thousands, except per share data)
Numerator:
Net income	$1,021,778	$1,071,121	$3,396,352	$2,763,801
Denominator:
Basic average shares outstanding	139,229	142,676	140,534	143,925
Effect of potential dilutive securities:
Employee stock plans	828	1,415	866	1,273
Convertible notes	—	518	—	725
Diluted average shares outstanding	140,057	144,609	141,400	145,923
Net income per share - basic	$7.34	$7.51	$24.17	$19.20
Net income per share - diluted	$7.30	$7.41	$24.02	$18.94

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The impact from potentially dilutive securities, including options and RSUs, was not material for the three and nine months ended March 27, 2022 and March 28, 2021.

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

Investments
Equity Investments measured at fair value on a non-recurring basis
As of March 27, 2022, and June 27, 2021, equity investments of $121.8 million and $117.3 million, respectively, were recognized in other assets in the Condensed Consolidated Balance Sheets.
With the exception of one equity investee that became publicly traded during the nine months ended March 27, 2022, net gains resulting from the application of the measurement alternative to the Company’s equity investments were immaterial for the three and nine months ended March 27, 2022, and March 28, 2021. Refer to Note 5 - Other Income (Expense), net for additional information regarding the gain associated with an equity investee that became publicly traded in the nine months ended March 27, 2022. Additionally, following the equity investee becoming publicly traded, the Company began measuring the investment at fair market value on a recurring basis in the category corporate equities.
Debt and Equity Investments measured at fair value on a recurring basis
The following tables set forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of March 27, 2022, and June 27, 2021:

	March 27, 2022
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$1,217,415	$—	$—	$1,217,415	$1,216,406	$—	$1,009	$—
Time deposits	2,228,391	—	—	2,228,391	1,978,364	—	250,027	—
Level 1:
Money market funds	999,949	—	—	999,949	999,949	—	—	—
Corporate equities	3,000	63,634	—	66,634	—	—	—	66,634
Mutual funds	95,527	15,883	(339)	111,071	—	—	—	111,071
Level 1 Total	1,098,476	79,517	(339)	1,177,654	999,949	—	—	177,705
Level 2:
Corporate notes and bonds	161,947	—	(1,875)	160,072	—	160,072	—	—
Level 2 Total	161,947	—	(1,875)	160,072	—	160,072	—	—
Total	$4,706,229	$79,517	$(2,214)	$4,783,532	$4,194,719	$160,072	$251,036	$177,705

	June 27, 2021
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$875,738	$—	$—	$875,738	$873,278	$—	$2,460	$—
Time deposits	1,548,874	—	—	1,548,874	1,298,847	—	250,027	—
Level 1:
Money market funds	2,246,138	—	—	2,246,138	2,246,138	—	—	—
U.S. Treasury and agencies	204,743	96	(47)	204,792	—	204,792	—	—
Mutual funds	80,694	15,510	(33)	96,171	—	—	—	96,171
Level 1 Total	2,531,575	15,606	(80)	2,547,101	2,246,138	204,792	—	96,171
Level 2:
Government-sponsored enterprises	3,498	7	—	3,505	—	3,505	—	—
Foreign government bonds	32,995	21	(4)	33,012	—	33,012	—	—
Corporate notes and bonds	1,043,308	2,247	(457)	1,045,098	—	1,045,098	—	—
Mortgage backed securities — residential	5,623	54	—	5,677	—	5,677	—	—
Mortgage backed securities — commercial	18,830	17	(59)	18,788	—	18,788	—	—
Level 2 Total	1,104,254	2,346	(520)	1,106,080	—	1,106,080	—	—
Total	$6,060,441	$17,952	$(600)	$6,077,793	$4,418,263	$1,310,872	$252,487	$96,171

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments.
The Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the income statement. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the income statement. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the income statement during the three and nine months ended March 27, 2022 and March 28, 2021.
Gross realized gains/(losses) from sales of investments were insignificant in the three and nine months ended March 27, 2022 and March 28, 2021.
The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	March 27, 2022
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mutual funds	7,048	(197)	1,735	(142)	8,783	(339)
Corporate notes and bonds	158,942	(1,875)	—	—	158,942	(1,875)
	$165,990	$(2,072)	$1,735	$(142)	$167,725	$(2,214)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities are as follows as of March 27, 2022:

	Cost	Fair Value
	(in thousands)
Due in one year or less	$3,279,093	$3,278,694
Due after one year through five years	111,194	109,718
	$3,390,287	$3,388,412
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
Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of March 27, 2022 and June 27, 2021, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be immaterial to the Condensed Consolidated Balance Sheets.

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
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to earnings immediately. There were no material gains or losses during the three and nine months ended March 27, 2022 and March 28, 2021 associated with forecasted transactions that did not occur.
As of March 27, 2022 and June 27, 2021, the fair value of outstanding cash flow hedges was not material. Additionally, as of March 27, 2022, the Company had an immaterial net gain or loss accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges and interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 12 months.
The following table provides the total notional value of cash flow hedge instruments outstanding as of March 27, 2022:

March 27, 2022
(In thousands)
Buy Contracts	$432,352
Sell Contracts	260,210
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”), was as follows:

		Three Months Ended		Nine Months Ended
		March 27, 2022		March 27, 2022
	Location of Gain or (Loss) Recognized in or Reclassified into Net Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Net Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Net Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$16,260	$10,383	$30,701	$26,751
Foreign Exchange Contracts	Cost of goods sold	(3,840)	(3,752)	(13,974)	(6,620)
Foreign Exchange Contracts	Research and Development	—	(3)	(1,247)	(3)
Foreign Exchange Contracts	Selling, general, and administrative	(191)	(524)	(3,602)	(1,071)
Interest Rate Contracts	Other income (expense), net	—	(1,062)	—	(3,170)
		$12,229	$5,042	$11,878	$15,887

		Three Months Ended		Nine Months Ended
		March 28, 2021		March 28, 2021
	Location of Gain or (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Net Income	Gain Recognized in AOCI	(Loss) Gain Reclassified from AOCI into Net Income
Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign Exchange Contracts	Revenue	$15,285	$(1,323)	$6,948	$(3,598)
Foreign Exchange Contracts	Cost of goods sold	(3,473)	1,355	3,429	3,073
Foreign Exchange Contracts	Research and Development	(1,319)	—	950	—
Foreign Exchange Contracts	Selling, general, and administrative	(1,741)	1,326	4,056	2,649
Interest Rate Contracts	Other income (expense), net	—	(962)	—	(2,871)
		$8,752	$396	$15,383	$(747)
Balance Sheet Hedges
The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. These forward contracts are not designated for hedge accounting treatment. Therefore, the change in the carrying value of these derivatives is recorded as a component of other income (expense), net and offsets the change in fair value of the foreign currency denominated assets and liabilities related to remeasurement, which are also recorded in other income (expense), net. As of March 27, 2022 and June 27, 2021, the fair value of outstanding balance sheet hedges was not material.
The following table provides the total notional value of balance sheet hedge instruments outstanding as of March 27, 2022:

March 27, 2022
(In thousands)
Buy Contracts	$291,892
Sell Contracts	290,401
The effect of the Company’s balance sheet hedge derivative instruments on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended		Nine Months Ended
		March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Derivatives Not Designated as Hedging Instruments:	Location of Gain Recognized in Income	Gain Recognized in Net Income	Gain Recognized in Net Income	Gain Recognized in Net Income	Gain Recognized in Net Income
(in thousands)
Foreign Exchange Contracts	Other income (expense), net	$1,850	$2,992	$11,787	$6,895

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
NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	March 27, 2022	June 27, 2021
	(in thousands)
Raw materials	$2,170,920	$1,519,456
Work-in-process	454,717	391,686
Finished goods	853,695	778,152
	$3,479,332	$2,689,294
NOTE 10 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.5 billion as of March 27, 2022 and June 27, 2021. As of March 27, 2022 and June 27, 2021, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

Intangible Assets
The following table provides the Company’s intangible assets, other than goodwill:

	March 27, 2022			June 27, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$633,506	$(617,790)	$15,716	$630,303	$(581,406)	$48,897
Existing technology	677,455	(663,208)	14,247	669,359	(659,898)	9,461
Patents and other intangible assets	160,889	(77,546)	83,343	132,774	(58,767)	74,007
Total intangible assets	$1,471,850	$(1,358,544)	$113,306	$1,432,436	$(1,300,071)	$132,365
The Company recognized $20.4 million and $17.9 million in intangible asset amortization expense during the three months ended March 27, 2022 and March 28, 2021, respectively. The Company recognized $58.9 million and $52.3 million in intangible asset amortization expense during the nine months ended March 27, 2022 and March 28, 2021, respectively.
The estimated future amortization expense of intangible assets as of March 27, 2022, is reflected in the table below. The table excludes $19.9 million of capitalized costs for internal-use software that have not been placed into service.

Fiscal Year	Amount
(in thousands)
2022 (remaining 3 months)	$17,977
2023	32,788
2024	20,764
2025	11,154
2026	5,272
Thereafter	5,480
$93,435
NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 27, 2022	June 27, 2021
	(in thousands)
Accrued compensation	$443,346	$552,925
Warranty reserves	221,554	176,030
Income and other taxes payable	227,524	348,206
Dividend payable	208,057	185,431
Other	534,436	456,891
	$1,634,917	$1,719,483

NOTE 12 — LONG-TERM DEBT AND OTHER BORROWINGS
As of March 27, 2022, and June 27, 2021, the Company’s outstanding debt consisted of the following:

	March 27, 2022			June 27, 2021
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 3.80% Senior Notes Due March 15, 2025 ("2025 Notes")	500,000		3.87%	500,000		3.87%
Fixed-rate 3.75% Senior Notes Due March 15, 2026 ("2026 Notes")	750,000		3.86%	750,000		3.86%
Fixed-rate 4.00% Senior Notes Due March 15, 2029 ("2029 Notes")	1,000,000		4.09%	1,000,000		4.09%
Fixed-rate 1.90% Senior Notes Due June 15, 2030 ("2030 Notes")	750,000		2.01%	750,000		2.01%
Fixed-rate 4.875% Senior Notes Due March 15, 2049 ("2049 Notes")	750,000		4.93%	750,000		4.93%
Fixed-rate 2.875% Senior Notes Due June 15, 2050 ("2050 Notes")	750,000		2.93%	750,000		2.93%
Fixed-rate 3.125% Senior Notes Due June 15, 2060 ("2060 Notes")	500,000		3.18%	500,000		3.18%
Total debt outstanding, at par	5,000,000			5,000,000
Unamortized discount	(36,250)			(38,243)
Fair value adjustment - interest rate contracts	5,282	(1)		6,621	(1)
Unamortized bond issuance costs	(6,983)			(7,443)
Total debt outstanding, at carrying value	$4,962,049			$4,960,935
Reported as:
Long-term debt	$4,962,049			$4,960,935
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

Selected additional information regarding the Senior Notes outstanding as of March 27, 2022, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2025 Notes	3.0	$511,930
2026 Notes	4.0	$768,360
2029 Notes	7.0	$1,042,400
2030 Notes	8.2	$672,555
2049 Notes	27.0	$871,748
2050 Notes	28.2	$643,845
2060 Notes	38.2	$429,705
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
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.00% to 0.30%, or (2) LIBOR multiplied by the statutory rate, plus a spread of 0.805% to 1.30%, in each case plus a facility fee, with such spread and facility fee determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Such spreads and such facility fees are further subject to sustainability adjustments as described in the Second Amended and Restated Credit Agreement, in each case based on the Company’s performance of certain energy savings and health and safety standards metrics. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Second Amended and Restated Credit Agreement incorporates provisions for the replacement of LIBOR or other reference rates with alternative reference rates under certain circumstances, including when, or if, such reference rates cease to be available. The Second Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants, and events of default. As of March 27, 2022, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program (“the CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. In July 2021, the Company amended the CP Program size to a maximum aggregate amount outstanding at any time of $1.50 billion. The net proceeds from the CP Program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. As of March 27, 2022 and June 27, 2021, the Company had no outstanding borrowings under the CP Program.

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, convertible notes, and the revolving credit facility during the three and nine months ended March 27, 2022 and March 28, 2021.

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
	(in thousands)
Contractual interest coupon	$43,782	$49,487	$131,346	$148,573
Amortization of interest discount	694	998	2,067	3,011
Amortization of issuance costs	338	414	1,009	1,238
Effect of interest rate contracts, net	617	516	1,833	1,533
Total interest cost recognized	$45,431	$51,415	$136,255	$154,355
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
The Company has finance leases for certain improved properties in Fremont and Livermore, California (the “California Facility Leases”). The Company is required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of March 27, 2022.
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
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of March 27, 2022, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of March 27, 2022, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $93.5 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of March 27, 2022, warranty reserves totaling $18.8 million were recognized in other long-term liabilities, the remainder were included in accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
	(in thousands)
Balance at beginning of period	$228,388	$153,214	$191,758	$129,197
Warranties issued during the period	71,707	60,223	213,816	163,869
Settlements made during the period	(71,957)	(45,792)	(200,375)	(123,462)
Changes in liability for pre-existing warranties	12,190	4,801	35,129	2,842
Balance at end of period	$240,328	$172,446	$240,328	$172,446
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

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share (1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 27, 2021				$4,222,220
Quarter ended September 26, 2021	1,725	$1,209,744	$608.98	$3,012,476
Quarter ended December 26, 2021	677	$429,983	$634.74	$2,582,493
Quarter ended March 27, 2022	2,007	$1,200,206	$609.61	$1,382,287
(1) Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure below regarding the Company’s accelerated share repurchase activity during the nine months ended March 27, 2022.
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three and nine months ended March 27, 2022, the Company acquired 224 thousand shares at a total cost of $122.3 million and 244 thousand shares at a total cost of $134.3 million, respectively, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
Accelerated Share Repurchase Agreements
On February 15, 2022, the Company entered into an accelerated share repurchase agreement (the “February 2022 ASR") with two financial institutions to repurchase a total of $600 million of Common Stock. The Company took an initial delivery of approximately 758 thousand shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on February 15, 2022. The total number of shares received under the February 2022 ASR will be based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. The February 2022 ASR settled with one of the financial institutions in April 2022, resulting in the receipt of approximately 216 thousand additional shares. Final settlement of the February 2022 ASR will occur no later than June 16, 2022.
On August 31, 2021, the Company entered into an accelerated share repurchase agreement (the “August 2021 ASR") with two financial institutions to repurchase a total of $650 million of Common Stock. The Company took an initial delivery of approximately 806 thousand shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on August 31, 2021. The total number of shares received under the August 2021 ASR was based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the August 2021 ASR occurred in January 2022, resulting in the receipt of approximately 265 thousand additional shares, which yielded a weighted-average share price of $606.71 for the transaction period.

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, net of tax at March 27, 2022, as well as the activity for the nine months ending March 27, 2022, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Gain or Loss on Cash flow hedges	Accumulated Unrealized Holding Gain or Loss on Available-For-Sale Investments	Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance at June 27, 2021	$(31,413)	$(14,125)	$1,611	$(20,201)	$(64,128)
Other comprehensive (loss) income before reclassifications	(28,810)	16,293	(4,523)	(749)	(17,789)
(Gains) losses reclassified from accumulated other comprehensive loss to net income (1)	—	(17,205)	1,456	—	(15,749)
Net current-period other comprehensive loss	(28,810)	(912)	(3,067)	(749)	(33,538)
Balance at March 27, 2022	$(60,223)	$(15,037)	$(1,456)	$(20,950)	$(97,666)

(1) Amount of after-tax gains reclassified from AOCI into net income is not material in the aggregate, or to any individual location in our Condensed Consolidated Statements of Operations.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment; trends and opportunities in the semiconductor industry, including in the end markets and applications for semiconductors, and in device complexity; growth or decline in the industry and the market for, and spending on, wafer fabrication equipment; the anticipated levels of, and rates of change in, margins, market share, served addressable market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; the makeup of our customer base; customer and end user requirements and our ability to satisfy those requirements; customer spending and demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our products and services; our competition, and our ability to defend our market share and to gain new market share; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; our supply chain and the role of suppliers in our business, including the impacts of supply chain constraints and material costs; our leadership and competency, and our ability to facilitate innovation; our research and development programs; our ability to create sustainable differentiation; technology inflections in the industry and our ability to identify those inflections and to invest in research and development programs to meet them; our ability to deliver multi-product solutions; the resources invested to comply with evolving standards and the impact of such efforts; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); hedging transactions; debt or financing arrangements; our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our strategic relevance with our customers; our ability to scale our operations to respond to changes in our business; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; the impact of the COVID-19 pandemic; and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 27, 2021 (our “2021 Form 10-K”), our quarterly reports on form 10-Q for the fiscal quarters ended September 26, 2021 and December 26, 2021, and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and nine months ended March 27, 2022, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2021 Form 10-K.

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
The wafer fabrication equipment demand environment is strong in calendar year 2022 driven by increasing device manufacturing complexity and the robust secular demand for semiconductors for NAND, DRAM, and foundry logic markets. Over the longer term, we believe that secular demand for semiconductors will continue to drive sustainable growth for our products and services, and that technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will lead to an increase in the served addressable market for our products and services in the deposition, etch, and clean businesses. During the quarter-ended March 27, 2022, customer demand remained solid; however, ongoing supply chain constraints broadened during the quarter and impacted our ability to fulfill demand. We expect supply shortages as well as inflationary cost pressures to persist in at least the near term. Risks and uncertainties related to the COVID-19 pandemic, broadening supply chain challenges, and inflationary pressures may continue to negatively impact our revenue and gross margin.
The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	March 27, 2022	December 26, 2021
	(in thousands, except per share data and percentages)
Revenue	$4,060,416	$4,226,604
Gross margin	$1,816,625	$1,977,916
Gross margin as a percent of total revenue	44.7%	46.8%
Total operating expenses	$624,528	$639,777
Net income	$1,021,778	$1,194,830
Diluted net income per share	$7.30	$8.44
In the March 2022 quarter, revenue decreased 4% compared to the December 2021 quarter as a result of continued supplier-related delays in an already heavily constrained supply-chain environment. The decrease in gross margin as a percentage of revenue in the March 2022 quarter compared to the December 2021 quarter was primarily as a result of unfavorable customer and product mix; increased spending due to supply chain, freight and logistics and inflationary pressures; and lower factory absorption and field utilization, partially offset by decreased variable compensation. The decrease in operating expenses in the March 2022 quarter compared to the December 2021 quarter was primarily driven by decreases in variable compensation, partially offset by increases in employee-related costs from seasonality and increased headcount.
Our cash and cash equivalents, investments, and restricted cash and investments balances decreased to $4.6 billion at the end of the March 2022 quarter compared to $5.6 billion at the end of the December 2021 quarter. This decrease was primarily the result of $1.3 billion of share repurchases, including net share settlement on employee stock-based compensation; $210.6 million of dividends paid to stockholders; and $145.4 million of capital expenditures, partially offset by $757.7 million of cash generated from operating activities. Employee headcount as of March 27, 2022 was approximately 16,900.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended		Nine Months Ended
	March 27, 2022	December 26, 2021	March 27, 2022	March 28, 2021
Revenue (in millions)	$4,060	$4,227	$12,591	$10,481
China	31%	26%	32%	34%
Korea	24%	25%	23%	25%
Taiwan	16%	18%	16%	15%
Southeast Asia	9%	9%	9%	8%
Japan	9%	12%	11%	10%
United States	8%	6%	6%	5%
Europe	3%	4%	3%	3%
Revenue for the March 2022 quarter decreased 4% from the December 2021 quarter due to continued supplier-related delays given the broad supply chain issues in the industry, which impacted our ability to fulfill demand. Revenue for the nine months ended March 2022 increased 20% compared to the same period in the prior year driven by increased wafer fabrication equipment spending by semiconductor manufacturers.
The following table presents our revenue disaggregated between system and customer support-related revenue:

	Three Months Ended		Nine Months Ended
	March 27, 2022	December 26, 2021	March 27, 2022	March 28, 2021
	(In thousands)
System revenue	$2,650,842	$2,740,173	$8,315,898	$7,000,968
Customer support-related revenue and other	1,409,574	1,486,431	4,275,587	3,480,003
	$4,060,416	$4,226,604	$12,591,485	$10,480,971
Please refer to Note 3, “Revenue,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets we serve:

	Three Months Ended		Nine Months Ended
	March 27, 2022	December 26, 2021	March 27, 2022	March 28, 2021
Memory	66%	58%	62%	62%
Foundry	21%	31%	26%	31%
Logic/integrated device manufacturing	13%	11%	12%	7%

Gross Margin

	Three Months Ended		Nine Months Ended
	March 27, 2022	December 26, 2021	March 27, 2022	March 28, 2021
	(in thousands, except percentages)
Gross margin	$1,816,625	$1,977,916	$5,771,295	$4,890,105
Percent of revenue	44.7%	46.8%	45.8%	46.7%
Gross margin as a percentage of revenue was lower in the March 2022 quarter compared to the December 2021 quarter primarily as a result of unfavorable customer and product mix; increased spending related to supply chain, freight and logistics and inflationary pressures; and lower factory absorption and field utilization; partially offset by decreased variable compensation.
The decrease in gross margin as a percentage of revenue in the nine months ended March 2022 compared to the same period in the prior year was primarily driven by unfavorable customer and product mix, and lower field utilization.
Research and Development

	Three Months Ended		Nine Months Ended
	March 27, 2022	December 26, 2021	March 27, 2022	March 28, 2021
	(in thousands, except percentages)
Research & development (“R&D”)	$407,120	$403,644	$1,193,091	$1,111,659
Percent of revenue	10.0%	9.6%	9.5%	10.6%
We continued to make significant R&D investments in the March 2022 quarter focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. The increase in R&D expense in the March 2022 quarter compared to the December 2021 quarter was primarily driven by increases in employee-related expenses as a result of increased headcount and seasonality, mostly offset by decreases in variable compensation.
The increase in R&D expense in the nine months ended March 2022 compared to the same period in the prior year was primarily driven by increases of $78 million in employee-related expenses mainly as a result of increased headcount and $18 million in spending for supplies, partially offset by a decrease of $22 million in deferred compensation plan-related costs.
Selling, General, and Administrative

	Three Months Ended		Nine Months Ended
	March 27, 2022	December 26, 2021	March 27, 2022	March 28, 2021
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$217,408	$236,133	$675,735	$612,350
Percent of revenue	5.4%	5.6%	5.4%	5.8%
SG&A expense during the March 2022 quarter decreased in comparison to the December 2021 quarter, primarily driven by a decrease in variable compensation.
SG&A expense during the nine months ended March 2022 increased compared to the same period in the prior year, primarily driven by increases of $31 million in employee-related expenses, $25 million in outside service spending, and $20 million in rent and utility expenses, partially offset by a decrease of $15 million in deferred compensation plan-related costs.

Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended		Nine Months Ended
	March 27, 2022	December 26, 2021	March 27, 2022	March 28, 2021
	(in thousands)
Interest income	$1,938	$2,372	$8,988	$15,964
Interest expense	(46,710)	(46,765)	(138,531)	(156,902)
(Losses) gains on deferred compensation plan-related assets, net	(13,118)	(56)	(5,737)	44,654
Foreign exchange gains (losses), net	943	731	1,657	(4,597)
Other, net	(455)	61,717	65,363	(3,172)
	$(57,402)	$17,999	$(68,260)	$(104,053)
Interest income decreased in the March 2022 quarter compared to the December 2021 quarter and in the nine months ended March 2022 compared to the same period in the prior year primarily as a result of lower cash and investment balances.
Interest expense remained relatively flat in the March 2022 quarter compared to the December 2021 quarter as our debt balances remained flat. Interest expense decreased in the nine months ended March 2022 compared to the same period in the prior year due to the payoff of $800 million of our notes in June 2021.
The gains and losses on deferred compensation plan-related assets in the periods presented were driven by fluctuation in the fair market value of the underlying funds.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures.
Other, net generated income for the nine months ended March 2022 and December 2021 quarter primarily due to gains from our equity investments; the December 2021 quarter included an individually significant gain on one such equity investment. Refer to Note 5, “Other Income, (Expense), net,” of our Condensed Consolidated Financial Statements, included in Part 1 of this Form 10-Q for additional information.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2022	December 26, 2021	March 27, 2022	March 28, 2021
	(in thousands, except percentages)
Income tax expense	$112,917	$161,308	$437,857	$298,242
Effective tax rate	10.0%	11.9%	11.4%	9.7%
The decrease in the effective tax rate for the March 2022 quarter compared to the December 2021 quarter was primarily due to stock-based compensation excess tax benefits.
The increase in the effective tax rate for the nine months ended March 2022 compared to the same period in the prior year was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions and higher stock-based compensation excess tax benefits in the nine months ended March 2021.
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
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $4.6 billion at March 27, 2022 compared to $6.0 billion as of June 27, 2021. This decrease was primarily driven by $3.0 billion of share repurchases, including net share settlement on employee stock-based compensation, $607.2 million in dividends paid, and $420.3 million of capital expenditures, partially offset by $2.7 billion of cash generated from operating activities.
Cash Flow from Operating Activities
Net cash provided by operating activities of $2.7 billion during the nine months ended March 27, 2022, consisted of (in thousands):

Net income	$3,396,352
Non-cash charges:
Depreciation and amortization	245,807
Equity-based compensation expense	189,476
Deferred income taxes	(83,451)
Changes in operating asset and liability accounts	(1,014,119)
Other	(78,325)
$2,655,740
Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in inventory of $851.5 million, accounts receivable of $676.7 million, and prepaid expense and other assets of $42.7 million, along with a decrease in accrued expenses and other liabilities of $194.0 million. The uses of cash are offset by the following sources of cash: increases in deferred profit of $577.8 million and trade accounts payable of $173.0 million.
Cash Flow from Investing Activities
Net cash provided by investing activities during the nine months ended March 27, 2022, was $688.2 million, primarily consisting of net proceeds from sales of available-for-sale securities of $1.1 billion, partially offset by capital expenditures of $420.3 million.
Cash Flow from Financing Activities
Net cash used for financing activities during the nine months ended March 27, 2022, was $3.6 billion, primarily consisting of $3.0 billion in treasury stock repurchases, including net share settlement on employee stock-based compensation,and $607.2 million in dividends paid, partially offset by $51.1 million combined proceeds from issuance of common stock and reissuance of treasury stock.

Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of March 27, 2022, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
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
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2021 Form 10-K. Other than as noted below, our exposure related to market risk has not changed materially since June 27, 2021. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of March 27, 2022. Actual results may differ materially.
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
The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS with a minimum interest rate of zero BPS. The hypothetical fair values as of March 27, 2022, were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 27, 2022	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Corporate notes and bonds	$161,841	$161,253	$160,662	$160,072	$159,481	$158,890	$158,299
We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

Equity Price Risk
The values of our investments in publicly traded securities, including mutual funds related to our obligations under our deferred compensation plans, are subject to market price risk. The following table presents the hypothetical fair values of our publicly traded securities that would result from potential decreases and increases in the price of each security in the portfolio. Potential fluctuations in the price of each security in the portfolio of plus or minus 10%, 15%, or 25% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of March 27, 2022, were as follows:

	Valuation of Securities Given an X Decrease in Stock Price			Fair Value as of March 27, 2022	Valuation of Securities Given an X Increase in Stock Price
	(25)%	(15)%	(10)%	0.00%	10%	15%	25%
	(in thousands)
Corporate equities	$49,976	$56,639	$59,971	$66,634	$73,297	$76,629	$83,293
Mutual funds	83,303	$94,410	$99,964	111,071	$122,178	$127,732	$138,839
Total	$133,279	$151,049	$159,935	$177,705	$195,475	$204,361	$222,132
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of March 27, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
During periods of rapid growth or decline in demand for our products and services, we face significant challenges in maintaining adequate financial and business controls, management processes, information systems, and procedures for training, assimilating, and managing our workforce, and in appropriately sizing our supply chain infrastructure and facilities, work force, and other components of our business on a timely basis. If we do not adequately meet these challenges during periods of increasing or declining demand, our gross margins and earnings may be negatively impacted. For example, the COVID-19 pandemic has impacted and could further impact our ability to meet the demand for our products due to production, sourcing, logistics and other challenges resulting from quarantines, shelter in place or "stay at home" orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the pandemic.
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
BUSINESS AND OPERATIONAL RISKS
The COVID-19 Pandemic Has Adversely Impacted, and May Continue to Adversely Impact, Our Business, Operations, and Financial Results
The COVID-19 pandemic and efforts by national, state and local governments worldwide to control its spread have resulted in widespread measures aimed at containing the disease such as quarantines, travel bans, shutdowns, and shelter in place or “stay at home” orders, which collectively have significantly restricted the movement of people and goods and the ability of businesses to operate. These restrictions and measures, incidents of confirmed or suspected infections within our workforce or those of our suppliers or other business partners, and our efforts to act in the best interests of our employees, customers, and suppliers, have affected and are affecting our business and operations by, among other things, causing facility closures, production delays and capacity limitations; disrupting production by our supply chain; disrupting the transport of goods from our supply chain to us and from us to our customers; requiring modifications to our business processes; requiring the implementation of business continuity plans; requiring the development and qualification of alternative sources of supply; requiring the implementation of social distancing measures that require changes to existing manufacturing processes; disrupting business travel; disrupting our ability to staff our on-site manufacturing and research and development facilities; delaying capital expansion projects; and necessitating teleworking by a large proportion of our workforce. These impacts have caused and are expected to continue to cause delays in product shipments and product development, increases in costs, and decreases in revenue, profitability and cash from operations, which have caused and are expected to cause an adverse effect on our results of operations that may be material. The potential duration and impact of the pandemic on the global economy and on our business are difficult to predict and cannot be estimated with any degree of certainty, but the pandemic has resulted in significant disruption of global financial markets, increases in levels of unemployment, and economic uncertainty, which has adversely impacted our business and may continue to do so, and may lead to significant negative impacts on customer spending, demand for our products, the ability of our customers to pay, our financial condition and the financial condition of our suppliers, and our access to external sources of financing to fund our operations and capital expenditures.
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
For example, the COVID-19 pandemic has impacted and could further impact our ability to meet the demand for our products due to production, sourcing, logistics and other challenges resulting from quarantines, shelter in place or "stay at home" orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the pandemic.
Disruptions to Our Supply Chain and Outsource Providers Could Impact Our Ability to Meet Demand, Increase Our Costs, and Adversely Impact our Revenue and Operating Results
Our supply chain has played and will continue to play a key role in our product development, manufacturing operations, field installation and support. Our business depends on our timely supply of products and services to meet the demand from our customers, which depends in significant part on the timely delivery of parts, materials and services, including components and subassemblies, from our direct suppliers to us, and to our direct suppliers by other companies. In addition, outsource providers have played and will continue to play a key role both in the manufacturing and customer-focused operations described above, and in many of our transactional and administrative functions, such as information technology, facilities management, and certain elements of our finance organization. These providers and suppliers might suffer financial setbacks, be acquired by third parties, become subject to exclusivity arrangements that preclude further business with us, or be unable to meet our requirements or expectation due to their independent business decisions or force majeure events that could interrupt or impair their continued ability to perform as we expect. We may also experience significant interruptions of our manufacturing operations, delays in our ability to deliver or install products or perform services or to recognize revenue, increased costs or customer order cancellations as a result of:
•the failure or inability to accurately forecast demand and obtain sufficient quantities of quality parts on a cost-effective basis;
•volatility in the availability and cost of parts, materials or services, including increased costs due to rising inflation or interest rates or other market conditions;
•difficulties or delays in obtaining required import or export approvals;
•shipment delays and increased costs of shipment due to transportation interruptions, capacity constraints, or fuel shortages;
•shortages of semiconductor or other components or materials as a result of increases in demand;
•information technology or infrastructure failures, including those of a third-party supplier or service provider; and
•transportation or supply disruptions based on factors outside our control, such as strikes, acts of God, wars, terrorist activities, widespread outbreak of illness, natural or man-made disasters, or climate change.
Demand for electronic products and other factors, such as the COVID-19 pandemic and the conflict in Ukraine, have resulted in, and may continue to result in, a shortage of parts, materials and services needed to manufacture, deliver and install our products, as well as delays in and unpredictability of shipments due to transportation interruptions. Such shortages, delays and unpredictability have adversely impacted, and may continue to adversely impact, our suppliers’ ability to meet our demand requirements. Difficulties in obtaining sufficient and timely supply of parts, materials or services, and delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may continue to adversely impact, our manufacturing operations and our ability to meet customer demand. In addition, difficulties in obtaining parts, materials or services necessary to deliver or install products or perform services have adversely impacted, and may continue to adversely impact, our ability to recognize revenue, our gross margins on the revenue we recognize, and our other operating results.
Although we attempt to select reputable providers and suppliers and we attempt to secure their performance on terms documented in written contracts, it is possible that one or more of these providers or suppliers could fail to perform as we expect, or fail to secure or protect intellectual property rights, and such failure could have an adverse impact on our business. In some cases, the requirements of our business mandate that we obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. Where practical, we endeavor to establish alternative sources to mitigate the risk that the failure of any single provider or supplier will adversely affect our business, but this is not feasible in all circumstances. Some key parts are subject to long lead-times or available only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where we conduct our manufacturing. There is therefore a risk that a prolonged inability to obtain certain components or secure key services could impair our ability to manage operations, ship products, and generate revenues, which could adversely affect our operating results and damage our customer relationships. For example, the COVID–19 pandemic has impacted and could further impact our manufacturing operations, supply chain, and customer support due to production, sourcing, logistics and other challenges resulting from quarantines, "stay at home" orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the pandemic.
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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part I Item 2. Results of Operations of this quarterly report on Form 10-Q, accounted for approximately 94%, 94%, and 92% of total revenue in the nine months ended March 27, 2022 and fiscal years 2021, and 2020, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
For example, the COVID–19 pandemic has impacted and could further impact our manufacturing operations, supply chain, and customer support due to production, sourcing, logistics and other challenges resulting from quarantines, "stay at home" orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the pandemic.
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
We Face Risks Related to the Disruption of Our Primary Manufacturing and R&D Facilities
While we maintain business continuity plans, our manufacturing and R&D facilities are concentrated in a limited number of locations. These locations are subject to disruption for a variety of reasons, such as natural or man-made disasters, widespread outbreaks of illness, terrorist activities, political or governmental unrest or instability, disruptions of our information technology resources, utility interruptions, the effects of climate change, or other events beyond our control. Such disruptions may cause delays in developing or shipping our products, in engaging with customers on new product applications, or in supporting customers, which could result in the loss of business or customer trust, adversely affecting our business and operating results. For example, the COVID-19 pandemic has impacted and could further impact our manufacturing operations, supply chain, R&D and customer support due to production, sourcing, logistics and other challenges resulting from quarantines, “stay at home” orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the pandemic.
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

LEGAL, REGULATORY AND TAX RISKS
Our Sales to Customers in China, a Region of Growing Significance to Us, Could be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 32%, 35%, and 31% of our total revenue for the nine months ended March 27, 2022 and fiscal years 2021 and 2020, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. Recently, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. For example, over the course of calendar year 2020, the U.S. Department of Commerce enacted a new rule that expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses, added additional Chinese companies to its restricted entity list (including Semiconductor Manufacturing International Corporation, or SMIC, and related entities), and expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to specified customers in China, such as SMIC (where those products would not otherwise require an export license to China), and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including but not limited to Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our results of operations.
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
•sell certain assets; and
•merge or consolidate with any person.
Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, our failure to comply with these covenants could result in a default under the Senior Notes, or our other debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt, which could materially and negatively affect our financial condition and results of operation.
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
Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 27, 2021				$4,222,220
Quarter ended September 26, 2021	1,737	$608.89	1,725	3,012,479
Quarter ended December 26, 2021	685	$634.51	677	2,582,493
December 27, 2021 - January 23, 2022	591	$693.30	590	2,357,524
January 24, 2022 - February 20, 2022	1,276	$582.79	1,273	1,457,246
February 21, 2022 - March 27, 2022	364	$533.24	144	1,382,287
Quarter ended March 27, 2022	2,231	$597.66	2,007	$1,382,287

(1)    During the three and nine months ended March 27, 2022, we acquired 224 thousand shares at a total cost of $122.3 million and 244 thousand shares at a total cost of $134.3 million, respectively, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.
(2)    Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure below regarding our accelerated share repurchase activity during the nine months ended March 27, 2022.
Accelerated Share Repurchase Agreements
On February 15, 2022, we entered into an accelerated share repurchase agreement (the “February 2022 ASR") with two financial institutions to repurchase a total of $600 million of Common Stock. We took an initial delivery of approximately 758 thousand shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on February 15, 2022. The total number of shares received under the February 2022 ASR will be based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. The February 2022 ASR settled with one of the financial institutions in April 2022, resulting in the receipt of approximately 216 thousand additional shares. Final settlement of the February 2022 ASR will occur no later than June 16, 2022.
On August 31, 2021, we entered into an accelerated share repurchase agreement (the “August 2021 ASR") with two financial institutions to repurchase a total of $650 million of Common Stock. We took an initial delivery of approximately 806 thousand shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on August 31, 2021. The total number of shares received under the August 2021 ASR was based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the August 2021 ASR occurred in January 2022, resulting in the receipt of approximately 265 thousand additional shares, which yielded a weighted-average share price of $606.71 for the transaction period.
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

Date:	April 26, 2022	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)