Form 10-K
period 2022-06-26
LAM RESEARCH CORP
filed 2022-08-24
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 26, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 26, 2021, the last business day of the most recently completed second fiscal quarter, was $77,032,123,135. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation based on the assumption that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.
As of August 22, 2022, the Registrant had 136,987,792 outstanding shares of Common Stock.
_________________________
Documents Incorporated by Reference
Parts of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders expected to be held on or about November 8, 2022, are incorporated by reference into Part III of this Form 10-K. Except as expressly incorporated by reference herein, the Registrant’s proxy statement shall not be deemed to be part of this report.

 LAM RESEARCH CORPORATION
2022 ANNUAL REPORT ON FORM 10-K

Lam Research Corporation 2022 10-K 2

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment; trends and opportunities in the semiconductor industry, including in the end markets and applications for semiconductors, and in device complexity; growth or decline in the industry and the market for, and spending on, wafer fabrication equipment; the anticipated levels of, and rates of change in, margins, market share, served addressable market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; the makeup of our customer base; customer and end user requirements and our ability to satisfy those requirements; customer spending and demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our products and services; our competition, and our ability to defend our market share and to gain new market share; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; our supply chain and the role of suppliers in our business, including the impacts of supply chain constraints and material costs; our leadership and competency, and our ability to facilitate innovation; our research and development programs, our ability to create sustainable differentiation; technology inflections in the industry and our ability to identify those inflections and to invest in research and development programs to meet them; our ability to deliver multi-product solutions; the resources invested to comply with evolving standards and the impact of such efforts; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); hedging transactions; debt or financing arrangements; our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our strategic relevance with our customers; our ability to scale our operations to respond to changes in our business; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; the impact of the COVID-19 pandemic, and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
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

Lam Research Corporation 2022 10-K 3

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
We believe we are in a strong position with our leadership and expertise in deposition, etch, and clean to facilitate some of the most significant innovations in semiconductor device manufacturing. Several factors create opportunity for sustainable differentiation for us: (i) our focus on research and development, with several on-going programs relating to sustaining engineering, product and process development, and concept and feasibility; (ii) our ability to effectively leverage cycles of learning from our broad installed base; (iii) our collaborative focus with semi-ecosystem partners; (iv) our ability to identify and invest in the breadth of our product portfolio to meet technology inflections; and (v) our focus on delivering our multi-product solutions with a goal to enhance the value of Lam’s solutions to our customers.
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

Lam Research Corporation 2022 10-K 4

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

Lam Research Corporation 2022 10-K 5

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
Kiyo® Product Family
Conductor etch helps shape the electrically active materials used in the parts of a semiconductor device. Even a slight variation in these miniature structures can degrade device performance. In fact, these structures are so tiny and sensitive that etch processes push the boundaries of the basic laws of physics and chemistry. Our Kiyo® product family delivers the high-performance capabilities needed to precisely and consistently form these features precisely and with high productivity. Proprietary Hydra technology in Kiyo® products improves critical dimension (“CD”) uniformity by correcting for incoming pattern variability, and atomic-scale variability control with production-worthy throughput is achieved with plasma-enhanced ALE capability.
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

Lam Research Corporation 2022 10-K 6

Versys® Metal Product Family
Metal etch processes play a key role in connecting the individual components that form an IC, such as forming wires and electrical connections. These processes can also be used to drill through metal hardmasks that are used to form the wiring for advanced devices. To enable these critical etch steps, the Versys® Metal product family provides high-productivity capability on a flexible platform. Superior CD, profile uniformity, and uniformity control are enabled by a symmetrical chamber design with independent process tuning features.
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
Based on our pioneering single-wafer spin technology, the DV-Prime® and Da Vinci® products provide the process flexibility needed with high productivity to address a wide range of wafer cleaning steps throughout the manufacturing process flow. As the latest of Lam’s wet clean products, EOS® delivers exceptionally low on-wafer defectivity and high throughput to address progressively demanding wafer cleaning applications. With a broad range of process capability, our SP Series products deliver cost-efficient, production-proven wet clean and silicon wet etch solutions for challenging WLP and IoT applications.
Fiscal Periods Presented
All references to fiscal years apply to our fiscal years, which ended June 26, 2022, June 27, 2021, and June 28, 2020.
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

Lam Research Corporation 2022 10-K 7

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
International Sales
A significant portion of our sales and operations occur outside the United States (“U.S.”) and, therefore, may be subject to certain risks, including but not limited to tariffs and other barriers; difficulties in staffing and managing non-U.S. operations; adverse tax consequences; foreign currency exchange rate fluctuations; changes in currency controls; compliance with U.S. and international laws and regulations, including U.S. export restrictions; the effects of the COVID-19 pandemic and the related governmental, public health and business responses to it; and economic and political conditions. Any of these factors may have a material adverse effect on our business, financial position, and results of operations and cash flows. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Refer to Note 20 of our Consolidated Financial Statements, included in Part II, Item 8 of this 2022 Form 10-K, for the attribution of revenue by geographic region.
Long-lived Assets
Refer to Note 20 of our Consolidated Financial Statements, included in Part II, Item 8 of this 2022 Form 10-K, for information concerning the geographic locations of long-lived assets.
Customers
Our customers include all of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances, and licensing arrangements which have the potential to positively or negatively impact our competitive position and market opportunities. Refer to Note 9 of our Consolidated Financial Statements, included in Part II, Item 8 of this report, for information concerning customer concentrations. Our most significant customers during the fiscal years ending June 26, 2022, June 27, 2021, and June 28, 2020 included Intel Corporation; Kioxia Corporation; Micron Technology, Inc.; Samsung Electronics Company, Ltd.; SK hynix Inc.; Taiwan Semiconductor Manufacturing Company; and Yangtze Memory Technologies Co., Ltd.
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
We have agreements with third parties to outsource certain aspects of our manufacturing, production warehousing, and logistics functions. These outsourcing contracts may provide us more flexibility to scale our operations up or down in a timely and cost-effective manner, with the potential to enable us to respond more quickly to changes in our business. We believe that we have selected reputable providers and have secured their performance on terms documented in written contracts. However, it is possible that one or more of these providers could fail to perform as we expect, and such failure could have an adverse impact on our business and have a negative effect on our operating results and financial condition. Overall, we believe we have effective mechanisms to manage risks associated with our outsourcing relationships. Refer to Note 17 of our Consolidated Financial Statements, included in Part II, Item 8 of this report, for further information concerning our outsourcing commitments, reported as a component of purchase obligations.
Certain components and sub-assemblies that we include in our products may only be obtained from a single supplier. In response to ongoing supply chain constraints, we worked diligently to obtain and qualify alternative sources to supply these products. Any prolonged inability to obtain these components could have an adverse effect on our operating results and could unfavorably impact our customer relationships.
Compliance with Government Regulations
As a public company with global operations, we are subject to a variety of governmental regulations across multiple jurisdictions, including those related to export controls, financial and other disclosures, corporate governance, anti-trust, intellectual property, privacy, anti-bribery, anti-corruption, anti-boycott, tax, labor, health and safety, conflict minerals, human trafficking, the management of hazardous materials, and carbon emissions, among others. Each of these regulations imposes costs on our business and has the potential to divert our management’s time and attention from revenue-generating and other profit maximizing activities to those associated with compliance. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, decreased net income and increased capital expenditures. If we are alleged or found by a court or regulatory agency not to be in compliance with regulations, we may be subject to fines, restrictions on our actions, reputational damage, and harm to our

Lam Research Corporation 2022 10-K 8

competitive position, and our business, financial condition, and/or results of operations could be adversely affected. For additional details, please refer to “Legal, Regulatory and Tax Risks – We Are Exposed to Various Risks from Our Regulatory Environment” in Item 1A: Risk Factors.
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
Environmental, Social, and Governance
We strive to incorporate environmental, social and governance ("ESG") considerations into everything we do – from our operations and workplace practices, to how we source our materials and design our products. Our ESG report for calendar year 2021 details, among other items, a number of ESG goals. One such goal is to achieve net zero emissions by 2050, which we intend to achieve in part by meeting a number of interim targets related to our environmental impact. There have been no material impacts to capital expenditures or our results of operations associated with this goal, and there are no material cash commitments associated with the goal as of fiscal year ended June 26, 2022.
Information contained on our website or in our annual ESG Report is not incorporated by reference into this or any other report we file with the Securities and Exchange Commission, or the SEC. Refer to “Item 1A. Risk Factors” for a discussion of risks and uncertainties we face related to ESG.
Competition
The semiconductor capital equipment industry is characterized by rapid change and is highly competitive throughout the world. To compete effectively, we invest significant financial resources targeted to strengthen and enhance our product and services portfolio and to maintain customer service and support locations globally. Semiconductor manufacturers evaluate capital equipment suppliers in many areas, including but not limited to process performance, productivity, defect control, customer support, and overall cost of ownership, which can be affected by many factors such as equipment design, reliability, software advancements, and similar factors. Our ability to succeed in the marketplace depends upon our ability to manufacture and ship products on a timeline that meets our customers’ needs, maintain existing products, and introduce product enhancements and new products that meet customer requirements on a timely basis. In addition, semiconductor manufacturers must make a substantial investment to qualify and integrate new capital equipment into semiconductor production lines. As a result, once a semiconductor manufacturer has selected a particular supplier’s equipment and qualified it for production, the manufacturer generally maintains that selection for that specific production application and technology node as long as the supplier’s products demonstrate performance to specification in the installed base. Accordingly, we may experience difficulty in selling to a given customer if that customer has qualified a competitor’s equipment. We must also continue to meet the expectations of our installed base of customers through the delivery of high-quality and cost-efficient spare parts in the presence of competition from third-party spare parts providers.
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

Lam Research Corporation 2022 10-K 9

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
As of August 22, 2022, we had approximately 17,700 regular full-time employees, of which over 26% were engaged in research and development. Approximately 50% of our regular full-time employees are located in the United States, 44% in Asia, and 6% in Europe.
Inclusion and Diversity
To achieve their full potential, we believe it is important for every employee to feel valued, included, and empowered. We embrace inclusion and diversity (“I&D”) and proactively create opportunities to attract, retain, develop, and reward our employees. I&D is one of our strategic focus areas for the company. The three core pillars of our strategy include fostering inclusion, increasing diversity, and sharing our progress. We employ an executive leader of I&D who is responsible for driving our I&D strategy, building partnerships, and aligning with best practices.
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

Lam Research Corporation 2022 10-K 10

continuity for those affected by closures, expanded medical and family care leave options for employees with COVID-19 related absences, and funding for home office provisions.
Employee Health and Safety, Pandemic Response
Prioritizing the health, safety, and well-being of our employees is critical to our ongoing success. We invest in education, awareness, monitoring, and prevention programs to help recognize and control safety hazards. Our goal is to apply our environmental health and safety (“EHS”) policies, programs, and response plans to anywhere we operate and to extend them to anyone who works on our sites with the intent to provide a safe environment during both routine and extraordinary circumstances. People managers in field support, manufacturing, R&D, warehouse, and logistics operations undergo formal safety leadership training biannually to enhance their skills in safety management and communication. We screen contractors’ safety performance and require contractor compliance with specified safety standards.
We monitor our safety performance at the enterprise, regional, and site levels. By using our global incident tracking system, our corporate EHS team can assess and monitor safety trends to report to business units and executive leadership as a part of quarterly reviews. We maintain multi-site certifications for ISO 45001, the globally recognized standard for occupational health and safety management systems.
We have taken a holistic approach in response to the COVID-19 pandemic, safeguarding our employees and caring for our communities by implementing strict procedures consistent with medical guidelines and best practices for the health and safety of on-site workers; enabling staff to work remotely; and providing enhanced employee benefits to support physical and mental health.
Information about our Executive Officers
As of August 22, 2022, the executive officers of Lam Research were as follows:

Name	Age	Title
Timothy M. Archer	55	President and Chief Executive Officer
Douglas R. Bettinger	55	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer
Richard A. Gottscho	70	Executive Vice President, Chief Technology Officer
Patrick J. Lord	56	Executive Vice President, CSBG and Global Operations
Ava M. Hahn	49	Senior Vice President, Chief Legal Officer and Secretary
Scott G. Meikle	60	Senior Vice President, Global Customer Operations
Vahid Vahedi	56	Senior Vice President and General Manager, Etch Business Unit
Seshasayee (Sesha) Varadarajan	47	Senior Vice President and General Manager, Deposition Business Unit
Timothy M. Archer has been our president and chief executive officer since December 2018. Prior to this, he served as our president and chief operating officer, from January 2018 to November 2018. Mr. Archer joined us in June 2012 as our executive vice president, chief operating officer. Prior to joining us, he spent 18 years at Novellus Systems, Inc., (“Novellus”) in various technology development and business leadership roles, including most recently as chief operating officer from January 2011 to June 2012; executive vice president of Worldwide Sales, Marketing, and Customer Satisfaction from September 2009 to January 2011; and executive vice president of the PECVD and Electrofill Business Units from November 2008 to September 2009. His tenure at Novellus also included assignments as senior director of technology for Novellus Systems Japan from 1999 to 2001 and senior director of technology for the Electrofill Business Unit from April 2001 to April 2002. He started his career in 1989 at Tektronix, where he was responsible for process development for high-speed bipolar ICs. Mr. Archer currently serves on the International Board of Directors for SEMI, the global industry association representing the electronics manufacturing and design supply chain. From 2020 to 2022, Mr. Archer served as chairman of the board for the National GEM Consortium, a nonprofit organization that is dedicated to increasing the participation of underrepresented groups at the master’s and doctoral levels in engineering and science. Mr. Archer completed the Program for Management Development at the Harvard Graduate School of Business and earned a B.S. degree in applied physics from the California Institute of Technology.
Douglas R. Bettinger is our executive vice president, chief financial officer, and chief accounting officer with responsibility for Finance, Tax, Treasury, Information Technology, and Investor Relations. Prior to joining the Company in 2013, Mr. Bettinger served as senior vice president and chief financial officer of Avago Technologies from 2008 to 2013. From 2007 to 2008, he served as vice president of Finance and corporate controller at Xilinx, Inc., and from 2004 to 2007, he was chief financial officer at 24/7 Customer, a privately held company. Mr. Bettinger worked at Intel Corporation from 1993 to 2004, where he held several senior-level finance positions, including corporate planning and reporting controller and Malaysia site operations controller. Mr. Bettinger currently serves on the SEMI Board of Industry Leaders and the Industrial Advisory Board of the University of Wisconsin School of Engineering. Mr. Bettinger earned an M.B.A. degree in finance from the University of Michigan and a B.S. degree in economics from the University of Wisconsin in Madison.
Richard A. Gottscho is our executive vice president, chief technology officer, a position he has held since May 2017. Dr. Gottscho previously served as executive vice president, Global Products Group beginning in August 2010; and group vice president and

Lam Research Corporation 2022 10-K 11

general manager, Etch Businesses beginning in March 2007. He joined us in January 1996 and has held various director and vice president roles spanning across deposition, etch, and clean products. Prior to joining us, he was a member of Bell Laboratories for 15 years, where he headed research departments in electronics materials, electronics packaging, and flat panel displays. In 2016, Dr. Gottscho was elected to the U.S. National Academy of Engineering; and in 2020, he was named a semiconductor all-star by VLSI Research. He is the recipient of many awards, including the American Vacuum Society’s Peter Mark Memorial Award, the Plasma Science and Technology Division Prize, the Dry Process Symposium Nishizawa Award, and the Tegal Thinker Award. He is a fellow of the American Physical and American Vacuum Societies. He has authored numerous papers, patents, and lectures, and has served on editorial boards of peer-reviewed technical publications and program committees for major conferences in plasma science and engineering. He served as vice-chair of a National Research Council study on plasma science. Dr. Gottscho earned Ph.D. and B.S. degrees in physical chemistry from the Massachusetts Institute of Technology and Pennsylvania State University, respectively.
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
Ava M. Hahn is our senior vice president, chief legal officer. She joined us in January 2020 and is responsible for global legal matters, ethics and compliance, and government affairs. Prior to joining us, Ms. Hahn served as executive vice president, chief compliance officer, general counsel and secretary of CA Technologies, an enterprise software company, from February 2019 to November 2019 (until its acquisition by Broadcom Corp.), general counsel and secretary of Aruba Networks from April 2013 to June 2016 (until its acquisition by Hewlett Packard Enterprise), general counsel and secretary of ShoreTel, Inc. from 2007 to 2013, and general counsel and secretary of Genesis Microchip from 2002 to 2007. Ms. Hahn also served as general counsel of venture capital firms Kleiner Perkins and Felicis Ventures. She started her career at the law firm of Wilson Sonsini Goodrich & Rosati, where she practiced corporate and securities law. Ms. Hahn earned a J.D. from Columbia Law School and a B.A. in history from the University of California at Berkeley.
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
Item 1A.     Risk Factors
In addition to the other information in this Annual Report on Form 10-K (“2022 Form 10-K”), the following risk factors should be carefully considered in evaluating us and our business because such factors may significantly impact our business, operating results, and financial condition. Many of the following risk factors have been, and could be further, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. As a result of these risk factors, as well as other

Lam Research Corporation 2022 10-K 12

risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended by, nor should be attached to, the order in which the risk factors appear.
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

Lam Research Corporation 2022 10-K 13

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

Lam Research Corporation 2022 10-K 14

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

Lam Research Corporation 2022 10-K 15

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

Lam Research Corporation 2022 10-K 16

•information technology or infrastructure failures, including those of a third-party supplier or service provider; and
•transportation or supply disruptions based on factors outside our control, such as strikes, acts of God, wars, terrorist activities, widespread outbreak of illness, natural or man-made disasters, or climate change.
Demand for electronic products and other factors, such as the COVID-19 pandemic and the conflict in Ukraine, have resulted in, and may continue to result in, a shortage of parts, materials and services needed to manufacture, deliver and install our products, as well as delays in and unpredictability of shipments due to transportation interruptions. Such shortages, delays and unpredictability have adversely impacted, and may continue to adversely impact, our suppliers’ ability to meet our demand requirements. Difficulties in obtaining sufficient and timely supply of parts, materials or services, and delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may continue to adversely impact, our manufacturing operations and our ability to meet customer demand. In addition, difficulties in obtaining parts, materials or services necessary to deliver or install products or perform services have adversely impacted, and may continue to adversely impact, our ability to recognize revenue, our gross margins on the revenue we recognize, and our other operating results. Although we are endeavoring to pass along some of the impact of increased costs to our customers to counteract adverse impacts to our gross margins and other operating results, such measures could be unsuccessful, or could have the effect of reducing demand, which would adversely impact our revenue.
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

Lam Research Corporation 2022 10-K 17

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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part II Item 7. Results of Operation of this 2022 Form 10-K, accounted for approximately 92%, 94%, and 92% of total revenue in fiscal years 2022, 2021, and 2020, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
Tariffs, export controls, additional taxes, trade barriers, sanctions, or the termination or modification of trade agreements, trade zones, and other duty mitigation initiatives, may increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial conditions. Certain of our international sales depend on our ability to obtain export licenses from the U.S. or foreign governments, and our inability to obtain such licenses, or an expansion of the number or kinds of sales for which export licenses are required, could potentially limit the market for our products and adversely impact our revenues. As is discussed below under the heading “Our Sales to Customers in China, a Region of Growing Significance to Us, Could be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China,” the U.S. government has recently expanded export license requirements that impact trade with China. In addition, the U.S. government is in the process of assessing technologies that may be subject to new or additional export controls, and it is possible that such controls, if and when imposed, could adversely impact our ability to sell our products outside the U.S. Furthermore, there are risks that foreign governments may, among other things, insist on the use of local suppliers; compel companies to partner with local companies to design and supply equipment on a local basis, requiring the transfer of intellectual property rights and/or local manufacturing; utilize their influence over their judicial systems to

Lam Research Corporation 2022 10-K 18

respond to intellectual property disputes or issues; and provide special incentives to government-backed local customers to buy from local competitors, even if their products are inferior to ours; all of which could adversely impact our revenues and margins.
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
We Are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification
We derive a substantial percentage of our revenues from a limited number of products. Our products are priced up to the tens of millions of dollars per system. As a result, the inability to recognize revenue on even a few systems can cause a significantly adverse impact on our revenues for a given quarter, and, in the longer term, the continued market acceptance of these products is critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:
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

Lam Research Corporation 2022 10-K 19

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
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 31%, 35%, and 31% of our total revenue for fiscal years 2022, 2021, and 2020, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. Recently, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. For example, since the start of calendar year 2020, the U.S. Department of Commerce enacted a new rule that expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end-uses, added additional Chinese companies to its restricted entity list under suspicions of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns (including Semiconductor Manufacturing International

Lam Research Corporation 2022 10-K 20

Corporation, or SMIC, and related entities), and expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to specified customers in China, such as SMIC (where those products would not otherwise require an export license to China), and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including but not limited to Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our results of operations.
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

Lam Research Corporation 2022 10-K 21

On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. In general, the provisions of the IRA will be effective beginning with our fiscal year 2024, with certain exceptions. The IRA includes a new 15% corporate minimum tax as well as a 1% excise tax on corporate stock repurchases applicable to repurchases after December 31, 2022. We are in the process of evaluating the potential impacts of the IRA. While we do not currently expect the IRA to have a material impact on our effective tax rate, our analysis is ongoing and incomplete, and it is possible that the IRA could have a material adverse effect on our tax liability.
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

Lam Research Corporation 2022 10-K 22

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

Lam Research Corporation 2022 10-K 23

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our executive offices and principal operating and R&D facilities are located in Fremont and Livermore, California; Tualatin, Oregon; Yongin, Gyeonggi Province, Korea; and Villach, Austria. In addition, we lease or own properties for our service, technical support, and sales personnel throughout the United States, China, Europe, India, Japan, Korea, Southeast Asia, and Taiwan and lease or own manufacturing facilities located in California, Ohio, Oregon, Austria, Korea, Malaysia, and Taiwan. In July 2021, our new advanced technology production facility in Malaysia began production. The Company owns two properties in Fremont, as well as the majority of the Tualatin facilities. The majority of the Fremont and Livermore facilities are held under finance leases expiring in September 2027. Our Fremont, Livermore, and Villach leases include options to renew or purchase the facilities. Our facilities lease obligations are subject to periodic increases. We believe that our existing facilities are well-maintained and in good operating condition.
Item 3.     Legal Proceedings
Please refer to the subsection entities “Legal Proceedings” within Note 17: Commitments and Contingencies to our Consolidated Financial Statements included in Part II, Item 8 of this 2022 Form 10-K.
Item 4.     Mine Safety Disclosures
Not applicable.

Lam Research Corporation 2022 10-K 24

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Information
Our Common Stock is traded on the Nasdaq Global Select MarketSM under the symbol “LRCX.” As of August 22, 2022, we had 462 stockholders of record.
Dividends
Our Board of Directors has declared quarterly dividends since April 2014. Our intent to continue to pay quarterly dividends is subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. During fiscal year 2022, our quarterly dividend declared was $1.50 per share.
Repurchases of Company Shares
In May 2022, the Board of Directors authorized management to repurchase up to an additional $5.0 billion of Common Stock; this authorization supplements the remaining balance from any prior authorization. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time.
Accelerated Share Repurchase Agreements
On June 2, 2022, we entered into an accelerated share repurchase agreement (the "June 2022 ASR") with two financial institutions to repurchase a total of $500 million of Common Stock. We took an initial delivery of approximately 717 thousand shares, which represented 75% of the prepayment amount divided by our closing stock price on June 2, 2022. The total number of shares received under the June 2022 ASR will be based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the June 2022 ASR will occur between August 18, 2022 and November 4, 2022.
On February 15, 2022, we entered into an accelerated share repurchase agreement (the "February 2022 ASR") with two financial institutions to repurchase a total of $600 million of Common Stock. We took an initial delivery of approximately 758 thousand shares, which represented 75% of the prepayment amount divided by our closing stock price on February 15, 2022. The total number of shares received under the February 2022 ASR was based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the February 2022 ASR occurred in May 2022, resulting in the receipt of approximately 438 thousand additional shares, which yielded a weighted-average share price of $502.06 for the transaction period.
On August 31, 2021, we entered into an accelerated share repurchase agreement (the “August 2021 ASR") with two financial institutions to repurchase a total of $650 million of Common Stock. We took an initial delivery of approximately 806 thousand shares, which represented 75% of the prepayment amount divided by our closing stock price on August 31, 2021. The total number of shares received under the August 2021 ASR was based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the August 2021 ASR occurred in January 2022, resulting in the receipt of approximately 265 thousand additional shares, which yielded a weighted-average share price of $606.71 for the transaction period.

Lam Research Corporation 2022 10-K 25

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share(2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 27, 2021					$4,222,220
Quarter ended September 26, 2021	1,737	$608.89		1,725	3,012,476
Quarter ended December 26, 2021	685	$634.51		677	2,582,493
Quarter ended March 27, 2022	2,231	$597.66		2,007	1,382,287
March 28, 2022 - April 24, 2022	3	$482.67		—	1,382,287
Board authorization, $5.0 billion, May 2022	—	$—		—	6,382,287
April 25, 2022 - May 22, 2022	903	$470.86		900	6,164,869
May 23, 2022 - June 26, 2022	1,015	$507.47		1,012	5,514,636
Total	6,574	$485.14	(3)	6,321	$5,514,636

(1)During the fiscal year ended June 26, 2022, we acquired 253 thousand shares at a total cost of $138.1 million which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.
(2)Average price paid per share excludes the effect of accelerated share repurchases. See additional disclosure above regarding our accelerated share repurchase activity during the fiscal year.
(3)Average price paid per share presented is for the quarter ended June 26, 2022.

Lam Research Corporation 2022 10-K 26

Cumulative Five-Year Return
The graph below compares Lam Research Corporation’s cumulative five-year total shareholder return on Common Stock with the cumulative total returns of the Philadelphia Semiconductor Sector Total Return Index, the Nasdaq Composite Total Return index, and the Standard & Poor’s (“S&P”) 500 (TR) index. The graph tracks the performance of a $100 investment in our Common Stock and in each of the indices (with the reinvestment of all dividends) for the five years ended June 26, 2022.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Lam Research Corporation, the Philadelphia Semiconductor Sector Total Return Index, the Nasdaq Composite Total Return Index, and the S&P 500 (TR) Index.

$500
$400
$300
$200
$100
06/25/17
06/24/18
06/30/19
06/28/20
06/27/21
06/26/22
S&P 500 (TR) Index
Nasdaq Composite Total Return Index
Philadelphia Semiconductor Sector Total Return Index
Lam Research Corporation

*$100 invested on June 25, 2017 in stock or June 30, 2017 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.
Copyright © 2022 Standard & Poor’s, a division of S&P Global. All rights reserved.

	June 25, 2017	June 24, 2018	June 30, 2019	June 28, 2020	June 27, 2021	June 26, 2022
Lam Research Corporation	$100.00	$116.63	$128.74	$211.10	$444.69	$321.08
Philadelphia Semiconductor Sector Total Return Index	$100.00	$129.11	$146.29	$203.84	$346.16	$267.91
Nasdaq Composite Total Return Index	$100.00	$123.60	$133.22	$169.11	$245.60	$188.07
S&P 500 (TR) Index	$100.00	$114.37	$126.29	$135.77	$191.15	$170.86

Lam Research Corporation 2022 10-K 27

Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties, and changes in condition, significance, value, and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this 2022 Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this 2022 Form 10-K.)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a description of our results of operations and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this 2022 Form 10-K. MD&A consists of the following sections:
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
Executive Summary
Lam Research Corporation is a global supplier of innovative wafer fabrication equipment and services to the semiconductor industry. We have built a strong global presence with core competencies in areas like nanoscale applications enablement, chemistry, plasma and fluidics, advanced systems engineering and a broad range of operational disciplines. Our products and services are designed to help our customers build smaller, and better performing devices that are used in a variety of electronic products, including mobile phones, personal computers, servers, wearables, automotive vehicles, and data storage devices.
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
Demand from cloud computing, the IoT, and other markets is driving the need for increasingly powerful and cost-efficient semiconductors. At the same time, there are growing technical challenges with traditional two-dimensional scaling. These trends are driving significant inflections in semiconductor manufacturing, such as the increasing importance of vertical scaling strategies like three-dimensional architecture as well as multiple patterning to enable shrinks.
We believe we are in a strong position with our leadership and expertise in deposition, etch, and clean to facilitate some of the most significant innovations in semiconductor device manufacturing. Our Customer Support Business Group provides products and services to maximize installed equipment performance, predictability and operational efficiency. Several factors create opportunity for sustainable differentiation for us: (i) our focus on research and development, with several on-going programs relating to sustaining engineering, product and process development, and concept and feasibility; (ii) our ability to effectively leverage cycles of learning from our broad installed base; (iii) our collaborative focus with semi-ecosystem partners; (iv) our ability to identify and invest in the breadth of our product portfolio to meet technology inflections; and (v) our focus on delivering our multi-product solutions with a goal to enhance the value of Lam’s solutions to our customers.
Wafer fabrication equipment spending was strong throughout the 2022 fiscal year driven by increasing device manufacturing complexity and the robust secular demand for semiconductors for NAND, DRAM, and foundry logic markets. Over the longer term, we believe that secular demand for semiconductors will continue to drive sustainable growth for our products and services, and that technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will lead to an increase in the served addressable market for our products and services in the deposition, etch, and clean businesses. During fiscal year 2022, customer demand remained solid; however, ongoing supply chain constraints broadened during the period and impacted our ability to fulfill demand. While we have seen improvements in both our operations and those of our suppliers, we expect supply shortages as well as inflationary cost pressures to persist in at least the near term. Risks and

Lam Research Corporation 2022 10-K 28

uncertainties related to the COVID-19 pandemic, broadening supply chain challenges, and inflationary pressures may continue to negatively impact our revenue and gross margin.
The following table summarizes certain key financial information for the periods indicated below:

	Year Ended			Change
	June 26, 2022	June 27, 2021	June 28, 2020	FY22 vs. FY21		FY21 vs. FY20

	(in thousands, except per share data and percentages)
Revenue	$17,227,039	$14,626,150	$10,044,736	$2,600,889	17.8%	$4,581,414	45.6%
Gross margin	$7,871,807	$6,805,306	$4,608,693	$1,066,501	15.7%	$2,196,613	47.7%
Gross margin as a percent of total revenue	45.7%	46.5%	45.9%	(0.8)%		0.6%
Total operating expenses	$2,489,985	$2,323,283	$1,934,891	$166,702	7.2%	$388,392	20.1%
Net income	$4,605,286	$3,908,458	$2,251,753	$696,828	17.8%	$1,656,705	73.6%
Net income per diluted share	$32.75	$26.90	$15.10	$5.85	21.7%	$11.80	78.1%
Fiscal year 2022 revenue increased over 17% compared to fiscal year 2021, reflecting continued strong customer demand for semiconductor equipment. Gross margin as a percentage of revenue decreased due to inflationary cost pressures that led to higher spending on material costs, freight and logistics, and labor-related expenses, as well as unfavorable customer and product mix, partially offset by decreased variable compensation. The increase in operating expenses in fiscal year 2022 compared to fiscal year 2021 was mainly driven by higher employee-related costs as a result of increased headcount, supplies expense, rent, repair and utilities expense, and outside services spending, partially offset by lower deferred compensation plan-related costs.
Fiscal year 2021 revenue increased approximately 46% compared to fiscal year 2020, reflecting stronger customer demand for semiconductor equipment. Gross margin as a percentage of revenue increased primarily due to customer and product mix, partially offset by higher costs incurred in freight and logistics as well as start-up expenses for our new Malaysia manufacturing facility. The increase in operating expenses in fiscal year 2021 compared to fiscal year 2020 was mainly driven by higher employee-related costs as a result of increased headcount and outsourcing services, deferred compensation plan-related costs, and supplies, partially offset by lower travel expenses and miscellaneous costs.
Our cash and cash equivalents, investments, and restricted cash and investments balances totaled approximately $3.9 billion as of June 26, 2022, compared to $6.0 billion as of June 27, 2021. Cash flow provided from operating activities was $3.1 billion for fiscal year 2022 compared to $3.6 billion for fiscal year 2021. Cash flow provided from operating activities in fiscal year 2022 was primarily used for $3.9 billion in treasury stock purchases, including net share settlement on employee stock-based compensation; $815 million in dividends paid to our stockholders; and $546 million of capital expenditures. These cash outflows were partially offset by $114 million of treasury stock reissuance and Common Stock issuance resulting from our employee equity-based compensation programs.
Results of Operations
Revenue

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
Revenue (in millions)	$17,227	$14,626	$10,045
China	31%	35%	31%
Korea	23%	27%	24%
Taiwan	17%	14%	19%
Japan	9%	9%	9%
United States	8%	6%	8%
Southeast Asia	8%	6%	6%
Europe	4%	3%	3%
Revenue increased in fiscal year 2022 compared to fiscal years 2021 and 2020, primarily due to the increased investment by our customers in semiconductor capital equipment as well as higher revenue from our Customer Support Business Group for spares, services, upgrades and mature node equipment. The overall Asia region continued to account for a majority of our revenues as a substantial amount of the worldwide capacity investments for semiconductor manufacturing continued to occur in this region.
The deferred revenue balance was $2.2 billion as of June 26, 2022 compared to $1.1 billion as of June 27, 2021, driven by additional deferrals related to tools pending full delivery and future servicing of our existing installed base.

Lam Research Corporation 2022 10-K 29

The following table presents our revenue disaggregated between system and customer support-related revenue:

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
	(in thousands)
Systems Revenue	$11,322,271	$9,764,845	$6,625,130
Customer support-related revenue and other	5,904,768	4,861,305	3,419,606
	$17,227,039	$14,626,150	$10,044,736

Please refer to Note 4: Revenue of our Consolidated Financial Statements in Part II, Item 8 of this 2022 Form 10-K for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The percentage of leading- and non-leading-edge equipment and upgrade revenue from each of the markets we serve was as follows:

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
Memory	60%	61%	58%
Foundry	26%	32%	31%
Logic/integrated device manufacturing	14%	7%	11%
Gross Margin

	Year Ended			Change
	June 26, 2022	June 27, 2021	June 28, 2020	FY22 vs. FY21		FY21 vs. FY20

	(in thousands, except percentages)
Gross margin	$7,871,807	$6,805,306	$4,608,693	$1,066,501	15.7%	$2,196,613	47.7%
Percent of revenue	45.7%	46.5%	45.9%	(0.8)%		0.6%
The decrease in gross margin as a percentage of revenue for fiscal year 2022 compared to fiscal year 2021 was due to inflationary cost pressures that led to higher spending on material costs, freight and logistics, and labor-related expenses, as well as unfavorable customer and product mix, partially offset by decreased variable compensation.
The increase in gross margin as a percentage of revenue for fiscal year 2021 compared to fiscal year 2020 was primarily related to customer and product mix, partially offset by increased spending on freight and logistics due in significant part to COVID-19 disruptions, start-up expenses for our Malaysia manufacturing facility, and deferred compensation plan-related costs.
Research and Development

	Year Ended			Change
	June 26, 2022	June 27, 2021	June 28, 2020	FY22 vs. FY21		FY21 vs. FY20

	(in thousands, except percentages)
Research & development	$1,604,248	$1,493,408	$1,252,412	$110,840	7.4%	$240,996	19.2%
Percent of revenue	9.3%	10.2%	12.5%	(0.9)%		(2.3)%
We continued to make significant R&D investments focused on leading-edge deposition, etch, clean, and other semiconductor manufacturing processes. The increase in R&D expense during fiscal year 2022 compared to fiscal year 2021 was mainly driven by an increase of $89 million in employee-related costs due in part to increased headcount and $43 million in spending for supplies, partially offset by a decrease of $44 million in deferred compensation plan-related costs.
The increase in R&D expense during fiscal year 2021 compared to fiscal year 2020 was mainly driven by an increase of $137 million in employee-related costs due in part to increased headcount, $49 million in outside service costs, $32 million in deferred compensation plan-related costs, and $27 million in spending for supplies

Lam Research Corporation 2022 10-K 30

Selling, General, and Administrative

	Year Ended			Change
	June 26, 2022	June 27, 2021	June 28, 2020	FY22 vs. FY21		FY21 vs. FY20

	(in thousands, except percentages)
Selling, general, and administrative ("SG&A")	$885,737	$829,875	$682,479	$55,862	6.7%	$147,396	21.6%
Percent of revenue	5.1%	5.7%	6.8%	(0.6)%		(1.1)%
The increase in SG&A expense during fiscal year 2022 compared to fiscal year 2021 was primarily driven by an increase of $28 million in outside service costs, $28 million in spending for rent, repair and utilities, and $26 million in employee-related costs due in part to increased headcount, partially offset by a decrease of $29 million in deferred compensation plan-related costs.
The increase in SG&A expense during fiscal year 2021 compared to fiscal year 2020 was primarily due to a $97 million increase in employee-related costs due in part to increased headcount, $37 million in outside service costs, and $21 million in deferred compensation plan-related costs, partially offset by a $9 million decrease in travel and entertainment costs.
Other Income (Expense), Net
Other income (expense), net, consisted of the following:

	Year Ended			Change
	June 26, 2022	June 27, 2021	June 28, 2020	FY22 vs. FY21		FY21 vs. FY20

	(in thousands, except percentages)
Interest income	$15,209	$19,687	$85,433	$(4,478)	(22.7)%	$(65,746)	(77.0)%
Interest expense	(184,759)	(208,597)	(177,440)	$23,838	(11.4)%	$(31,157)	17.6%
(Losses) gains on deferred compensation plan related assets, net	(38,053)	61,838	5,999	$(99,891)	(161.5)%	$55,839	930.8%
Foreign exchange (losses) gains, net	(723)	(6,962)	(3,317)	$6,239	(89.6)%	$(3,645)	109.9%
Other, net	19,618	22,815	(9,499)	$(3,197)	(14.0)%	$32,314	(340.2)%
	$(188,708)	$(111,219)	$(98,824)	$(77,489)	69.7%	$(12,395)	12.5%

Interest income decreased in fiscal year 2022 compared to fiscal year 2021 as a result of lower cash balances. Interest income decreased in fiscal year 2021 compared to fiscal year 2020 as a result of lower yield.
Interest expense decreased in fiscal year 2022 compared to fiscal year 2021 primarily due to the payoff of $800 million of our notes in June 2021. Interest expense increased in fiscal year 2021 compared to fiscal year 2020 primarily due to the full-year impact of the issuance of $2.0 billion senior notes in fiscal year 2020.
The gains or losses on deferred compensation plan related assets, net in fiscal years 2022, 2021 and 2020 were driven by fluctuations in the fair market value of the underlying funds.
The variation in other, net for the fiscal year 2022 compared to fiscal years 2021 and 2020 was primarily driven by fluctuations in the fair market value of equity investments.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Year Ended			Change
	June 26, 2022	June 27, 2021	June 28, 2020	FY22 vs. FY21		FY21 vs. FY20

	(in thousands, except percentages)
Income tax expense	$587,828	$462,346	$323,225	$125,482	27.1%	$139,121	43.0%
Effective tax rate	11.3%	10.6%	12.6%	0.7%		(2.0)%
The increase in the effective tax rate in fiscal year 2022 as compared to fiscal year 2021 was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions.

Lam Research Corporation 2022 10-K 31

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
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States. International pre-tax income is taxable in the United States at a lower effective tax rate than the federal statutory tax rate. Please refer to Note 7 of our Consolidated Financial Statements in Part II, Item 8 of this 2022 Form 10-K.
A provision enacted as part of the 2017 Tax Cuts & Jobs Act requires companies to capitalize research and experimental expenditures for tax purposes in tax years beginning after December 31, 2021 (our fiscal year 2023). If this provision is not repealed or deferred, we expect our fiscal year 2023 cash tax payments to increase significantly compared to our fiscal year 2022.
On August 16, 2022, the Inflation Reduction Act was signed into law. In general, the provisions of the IRA will be effective beginning with our fiscal year 2024, with certain exceptions. The IRA includes a new 15% corporate minimum tax. We are in the process of evaluating the potential impacts of the IRA. The impact on income taxes due to changes in legislation is required under the authoritative guidance of Accounting Standard Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted. While we do not currently expect the IRA to have a material impact on our effective tax rate, our analysis is ongoing and incomplete, and it is possible that the IRA could have a material adverse effect on our tax liability. We will continue to monitor issuance of additional guidance.
Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Our gross deferred tax assets were $1,103 million and $772 million at the end of fiscal years 2022 and 2021, respectively. These gross deferred tax assets were offset by gross deferred tax liabilities of $234 million and $187 million and a valuation allowance representing our entire California deferred tax asset balance due to the single sales factor apportionment resulting in lower taxable income in California of $309 million and $277 million at the end of fiscal years 2022 and 2021, respectively. The change in gross deferred tax assets, gross deferred tax liabilities, and valuation allowance between fiscal year 2022 and 2021 is primarily due to increases in gross deferred tax assets for outside basis differences of foreign subsidiaries and tax credits and increases in gross deferred tax liabilities for capital assets.
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

Lam Research Corporation 2022 10-K 32

•the valuation and recoverability of long-lived assets, which impacts gross margin and operating expenses when we record asset impairments or accelerate their depreciation or amortization.
We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements regarding the critical accounting estimates indicated above. See Note 2, “Summary of Significant Accounting Policies,” of our Consolidated Financial Statements in Part II, Item 8 of this 2022 Form 10-K for additional information regarding our accounting policies.
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

Lam Research Corporation 2022 10-K 33

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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 3, “Recent Accounting Pronouncements,” of our Consolidated Financial Statements, included in Part II, Item 8 of this 2022 Form 10-K.
Liquidity and Capital Resources
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $3.9 billion at the end of fiscal year 2022 compared to $6.0 billion at the end of fiscal year 2021. This decrease was primarily due to Common Stock repurchases in connection with our stock repurchase program, dividends paid, and capital expenditures, partially offset by cash provided by operating activities.
Cash Flow from Operating Activities
Net cash provided by operating activities of $3.1 billion during fiscal year 2022 consisted of (in thousands):

Net income	$4,605,286
Non-cash charges:
Depreciation and amortization	333,739
Deferred income taxes	(257,438)
Equity-based compensation expense	259,064
Changes in operating asset and liability accounts	(1,796,226)
Other	(44,751)
$3,099,674

Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $1.3 billion, inventories of $1.4 billion, and prepaid expenses and other assets of $53 million; partially offset by the following sources of cash: increases in deferred profit of $605 million, accounts payable of $168 million, and accrued expenses and other liabilities of $123 million.

Lam Research Corporation 2022 10-K 34

Cash Flow from Investing Activities
Net cash provided by investing activities during fiscal year 2022 was $612 million, primarily consisting of net sales/maturities of available for sale securities of $1.2 billion, partially offset by capital expenditures of $546 million.
Cash Flow from Financing Activities
Net cash used for financing activities during fiscal year 2022 was $4.6 billion, primarily consisting of $3.9 billion in Common Stock repurchases, including net share settlement on employee stock-based compensation; and $815 million of dividends paid; partially offset by $114 million of stock issuance and treasury stock reissuances associated with our employee stock-based compensation plans.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of June 26, 2022, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
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
Off-Balance Sheet Arrangements and Contractual Obligations
We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Certain obligations that are recorded on our balance sheet in accordance with GAAP include our long-term debt, operating leases and finance leases; refer to Notes 14 and 15 of our Consolidated Financial Statements in Part II, Item 8 of this 2022 Form 10-K for further discussion. Our off-balance sheet arrangements and our transition tax liability are presented as purchase obligations, refer to Note 17 of our Consolidated Financial Statements in Part II, Item 8 of this 2022 Form 10-K for further discussion.
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk
Investments
We maintain an investment portfolio of various holdings, types, and maturities. As of June 26, 2022, our mutual funds are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Any material differences between the cost and fair value of trading securities is recognized as other income (expense), net in our Consolidated Statement of Operations. All of our other investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

Lam Research Corporation 2022 10-K 35

Interest Rate Risk
Fixed-Income Securities
Our investments in various interest-earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed-income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. As of June 26, 2022, our fixed income securities total $135.7 million. Market changes with hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS, with a minimum interest rate of zero BPS, are not significant.
We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.
Long-Term Debt
As of June 26, 2022, we had $5.0 billion in principal amount of fixed-rate long-term debt outstanding, with a fair value of $4.5 billion. The fair value of our Notes is subject to interest rate risk and market risk. Generally, the fair value of Notes will increase as interest rates fall and decrease as interest rates rise. The interest and market value changes affect the fair value of our Notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value but present the fair value of the principal amount of our Notes for disclosure purposes.
Equity Price Risk
Publicly Traded Securities
The values of our investments in publicly traded securities, including mutual funds related to our obligations under our deferred compensation plans, are subject to market price risk. As of June 26, 2022, our publicly traded securities total $95.2 million. Potential fluctuations in the price of each security in the portfolio of plus or minus 10%, 15%, or 25% are not significant.
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
To protect against adverse movements in value of anticipated non-U.S. dollar transactions or cash flows, we enter into foreign currency forward and option contracts that generally expire within 12 months and no later than 24 months. The option contracts include collars, an option strategy that is comprised of a combination of a purchased put option and a written call option with the same expiration dates and notional amounts but with different strike prices. These foreign currency hedge contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue and/or expense is recognized. We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain non-U.S.-dollar denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities also recorded in other income (expense), net, assuming the hedge contract fully covers the hedged items. The notional amount and unrealized gain of our outstanding forward and option contracts that are designated as cash flow hedges, as of June 26, 2022, are shown in the table below. This table also shows the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus or minus 10 percent and plus or minus 15 percent.

Lam Research Corporation 2022 10-K 36

		Notional Amount	Unrealized FX Gain/(Loss)	Valuation of FX Contracts Given an X% Increase (+)/Decrease(-) in Each
			June 26, 2022	= +/- (10%)	= +/- (15%)
		(in thousands)
Forward contracts, cash flow hedges
Sell	Japanese yen	$541,999	$27,396	$50,808	$76,213
Buy	Euro	150,020	(9,365)	13,927	20,891
Buy	Indian rupee	70,768	(630)	7,109	10,663
Buy	Korean won	57,220	(4,110)	5,287	7,930
Buy	Malaysian ringgit	28,203	133	2,793	4,189
			$13,424	$79,924	$119,886

The notional amount and unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges, as of June 26, 2022, are shown in the table below. This table also shows the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus or minus 10 percent and plus or minus 15 percent. These changes in fair values would be offset in other income (expense), net, by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contract fully covers the intercompany and trade receivable balances.

		Notional Amount	Unrealized FX Gain/(Loss)	Valuation of FX Contracts Given an X% Increase (+)/Decrease(-) in Each
			June 26, 2022	= +/- (10%)	= +/- (15%)
		(in thousands)
Forward contracts, balance sheet hedges
Sell	Korean won	$322,808	$6	$32,261	$48,391
Buy	Chinese renminbi	64,434	12	6,447	9,671
Buy	Euro	43,321	(18)	4,324	6,486
Buy	Taiwan dollar	33,752	(33)	3,360	5,041
Buy	British pound	20,983	(2)	2,097	3,146
Buy	Singapore dollar	12,243	(1)	1,224	1,836
Buy	Swiss francs	8,841	(3)	883	1,324
Sell	Indian rupee	3,060	(4)	307	460
Sell	Malaysian ringgit	908	—	91	136
Buy	Japanese yen	736	—	74	111
			$(43)	$51,068	$76,602

Lam Research Corporation 2022 10-K 37

Item 8.    Financial Statements and Supplementary Data
There were no retrospective changes to the Consolidated Statements of Operation for any quarters in the two most recent fiscal years that would require disclosure under Item 302 of Regulation S-K.

Lam Research Corporation 2022 10-K 38

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
Revenue	$17,227,039	$14,626,150	$10,044,736
Cost of goods sold	9,355,232	7,820,844	5,436,043
Gross margin	7,871,807	6,805,306	4,608,693
Research and development	1,604,248	1,493,408	1,252,412
Selling, general, and administrative	885,737	829,875	682,479
Total operating expenses	2,489,985	2,323,283	1,934,891
Operating income	5,381,822	4,482,023	2,673,802
Other income (expense), net	(188,708)	(111,219)	(98,824)
Income before income taxes	5,193,114	4,370,804	2,574,978
Income tax expense	(587,828)	(462,346)	(323,225)
Net income	$4,605,286	$3,908,458	$2,251,753
Net income per share:
Basic	$32.92	$27.22	$15.55
Diluted	$32.75	$26.90	$15.10
Number of shares used in per share calculations:
Basic	139,899	143,609	144,814
Diluted	140,628	145,320	149,090

See Notes to Consolidated Financial Statements

Lam Research Corporation 2022 10-K 39

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
Net income	$4,605,286	$3,908,458	$2,251,753
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(50,342)	14,398	(6,441)
Cash flow hedges:
Net unrealized gains (losses) during the period	30,849	22,139	(30,603)
Net (gains) losses reclassified into net income	(29,054)	(3,468)	2,137
	1,795	18,671	(28,466)
Available-for-sale investments:
Net unrealized (losses) gains during the period	(4,638)	(4,098)	1,842
Net losses reclassified into net income	1,390	786	935
	(3,248)	(3,312)	2,777
Defined benefit plans, net change in unrealized component	5,941	326	1,949
Other comprehensive income (loss), net of tax	(45,854)	30,083	(30,181)
Comprehensive income	$4,559,432	$3,938,541	$2,221,572

See Notes to Consolidated Financial Statements

Lam Research Corporation 2022 10-K 40

LAM RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 26, 2022	June 27, 2021
ASSETS:
Cash and cash equivalents	$3,522,001	$4,418,263
Investments	135,731	1,310,872
Accounts receivable, less allowance of $5,606 as of June 26, 2022 and $5,255 as of June 27, 2021	4,313,818	3,026,430
Inventories	3,966,294	2,689,294
Prepaid expenses and other current assets	347,391	207,528
Total current assets	12,285,235	11,652,387
Property and equipment, net	1,647,587	1,303,479
Restricted cash and investments	251,534	252,487
Goodwill	1,515,113	1,490,134
Intangible assets, net	101,850	132,365
Other assets	1,394,313	1,061,300
Total assets	$17,195,632	$15,892,152
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Trade accounts payable	$1,011,208	$829,710
Accrued expenses and other current liabilities	1,974,272	1,719,483
Deferred profit	1,571,898	967,325
Current portion of long-term debt and finance lease obligations	7,381	11,349
Total current liabilities	4,564,759	3,527,867
Long-term debt and finance lease obligations, less current portion	4,998,449	4,990,333
Income taxes payable	931,117	948,037
Other long-term liabilities	422,941	398,727
Total liabilities	10,917,266	9,864,964
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized 400,000 shares as of June 26, 2022 and June 27, 2021; issued and outstanding 136,975 shares as of June 26, 2022, and 142,501 shares as of June 27, 2021	137	143
Additional paid-in capital	7,414,916	7,052,962
Treasury stock, at cost, 157,087 shares as of June 26, 2022, and 150,766 shares as of June 27, 2021	(19,481,429)	(15,646,701)
Accumulated other comprehensive loss	(109,982)	(64,128)
Retained earnings	18,454,724	14,684,912
Total stockholders’ equity	6,278,366	6,027,188
Total liabilities and stockholders’ equity	$17,195,632	$15,892,152

See Notes to Consolidated Financial Statements

Lam Research Corporation 2022 10-K 41

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,605,286	$3,908,458	$2,251,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	333,739	307,151	268,525
Deferred income taxes	(257,438)	(151,477)	(17,777)
Equity-based compensation expense	259,064	220,164	189,197
Other, net	(44,751)	(17,392)	6,628
Changes in operating asset and liability accounts:
Accounts receivable, net of allowance	(1,287,680)	(928,928)	(641,827)
Inventories	(1,351,344)	(792,591)	(411,608)
Prepaid expenses and other assets	(53,121)	(59,189)	(14,354)
Trade accounts payable	167,884	184,615	208,478
Deferred profit	604,573	508,008	76,207
Accrued expenses and other liabilities	123,462	409,344	211,229
Net cash provided by operating activities	3,099,674	3,588,163	2,126,451
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(546,034)	(349,096)	(203,239)
Purchases of available-for-sale securities	(567,819)	(3,389,388)	(2,897,627)
Proceeds from maturities of available-for-sale securities	190,269	2,381,758	1,647,379
Proceeds from sales of available-for-sale securities	1,543,434	1,472,152	1,235,248
Other, net	(7,575)	(42,155)	(25,845)
Net cash provided by (used for) investing activities	612,275	73,271	(244,084)

Lam Research Corporation 2022 10-K 42

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and finance lease obligations and payments for debt issuance costs	$(11,889)	$(862,060)	$(667,537)
Net proceeds from issuance of long-term debt	—	—	1,974,651
Proceeds from borrowings on revolving credit facility	—	—	1,250,000
Repayment of borrowings on revolving credit facility	—	—	(1,250,000)
Treasury stock purchases	(3,865,663)	(2,697,704)	(1,369,649)
Dividends paid	(815,290)	(726,992)	(656,838)
Reissuances of treasury stock related to employee stock purchase plan	108,178	97,764	85,439
Proceeds from issuance of common stock	5,682	24,123	8,084
Other, net	45	(2,113)	1,920
Net cash used for financing activities	(4,578,937)	(4,166,982)	(623,930)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30,227)	7,215	(2,750)
Net (decrease) increase in cash, cash equivalents and restricted cash	(897,215)	(498,333)	1,255,687
Cash, cash equivalents and restricted cash at beginning of year	4,670,750	5,169,083	3,913,396
Cash, cash equivalents and restricted cash at end of year	$3,773,535	$4,670,750	$5,169,083
Schedule of non-cash transactions
Accrued payables for stock repurchases	$46	$20,005	$82
Accrued payables for capital expenditures	80,296	61,392	37,812
Dividends payable	205,615	185,431	167,129
Transfers of finished goods inventory to property and equipment	75,068	80,252	51,694
Supplemental disclosures:
Cash payments for interest	$175,528	$203,932	$171,889
Cash payments for income taxes, net	807,669	518,567	222,909

Reconciliation of cash, cash equivalents, and restricted cash	June 26, 2022	June 27, 2021	June 28, 2020
Cash and cash equivalents	$3,522,001	$4,418,263	$4,915,172
Restricted cash and cash equivalents	251,534	252,487	253,911
Total cash, cash equivalents, and restricted cash	$3,773,535	$4,670,750	$5,169,083

See Notes to Consolidated Financial Statements

Lam Research Corporation 2022 10-K 43

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per common share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total
Balance at June 30, 2019	144,433	$144	$6,409,405	$(11,602,573)	$(64,030)	$9,930,919	$4,673,865
Issuance of common stock	1,288	1	8,083	—	—	—	8,084
Purchase of treasury stock	(5,371)	(5)	—	(1,369,697)	—	—	(1,369,702)
Reissuance of treasury stock	513	1	63,057	22,381	—	—	85,439
Equity-based compensation expense	—	—	189,197	—	—	—	189,197
Effect of conversion of convertible notes	4,468	4	(12,328)	—	—	—	(12,324)
Reclassification from temporary to permanent equity	—	—	38,444	—	—	—	38,444
Adoption of ASU 2016-02	—	—	—	—	—	3,018	3,018
Net income	—	—	—	—	—	2,251,753	2,251,753
Other comprehensive loss	—	—	—	—	(30,181)		(30,181)
Cash dividends declared ($4.60 per common share)	—	—	—	—	—	(665,099)	(665,099)
Balance at June 28, 2020	145,331	145	6,695,858	(12,949,889)	(94,211)	11,520,591	5,172,494
Issuance of common stock	1,089	1	24,122	—	—	—	24,123
Purchase of treasury stock	(5,819)	(5)	—	(2,717,622)	—	—	(2,717,627)
Reissuance of treasury stock	484	—	76,954	20,810	—	—	97,764
Equity-based compensation expense	—	—	220,164	—	—	—	220,164
Effect of conversion of convertible notes	1,416	2	24,869	—	—	—	24,871
Reclassification from temporary to permanent equity	—	—	10,995	—	—	—	10,995
Adoption of ASU 2018-18	—	—	—	—	—	1,157	1,157
Net income	—	—	—	—	—	3,908,458	3,908,458
Other comprehensive income	—	—	—	—	30,083	—	30,083
Cash dividends declared ($5.20 per common share)	—	—	—	—	—	(745,294)	(745,294)
Balance at June 27, 2021	142,501	143	7,052,962	(15,646,701)	(64,128)	14,684,912	6,027,188
Issuance of common stock	795	$1	$5,681	$—	$—	$—	$5,682
Purchase of treasury stock	(6,574)	(7)	—	(3,845,697)	—	—	(3,845,704)
Reissuance of treasury stock	253	—	97,209	10,969	—	—	108,178
Equity-based compensation expense	—	—	259,064	—	—	—	259,064
Net income	—	—	—	—	—	4,605,286	4,605,286
Other comprehensive loss	—	—	—	—	(45,854)	—	(45,854)
Cash dividends declared ($6.00 per common share)	—	—	—	—	—	(835,474)	(835,474)
Balance at June 26, 2022	136,975	$137	$7,414,916	$(19,481,429)	$(109,982)	$18,454,724	$6,278,366

See Notes to Consolidated Financial Statements

Lam Research Corporation 2022 10-K 44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 26, 2022
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
The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns, such as electronics demand, memory pricing, and foundry utilization rates, may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors including, but not limited to economic conditions; supply, demand, and prices for semiconductors; customer capacity requirements; and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2022, 2021, and 2020 may not necessarily be indicative of future operating results.
Reclassification: Certain amounts for the fiscal year 2021 footnotes have been reclassified to conform to the fiscal year 2022 presentation.
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

Lam Research Corporation 2022 10-K 45

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

Lam Research Corporation 2022 10-K 46

The Company reviews goodwill at least annually for impairment during the fourth quarter of each fiscal year and if certain events or indicators of impairment occur between annual impairment tests. The process of evaluating the potential impairment of goodwill requires significant judgment. When reviewing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In performing a qualitative assessment, it considers business conditions and other factors including, but not limited to (i) adverse industry or economic trends, (ii) restructuring actions and lower projections that may impact future operating results, (iii) sustained decline in share price, and (iv) overall financial performance and other events affecting the reporting units. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed by estimating the fair value of the reporting unit and comparing it to its carrying value, including goodwill allocated to that reporting unit. The Company did not record impairments of goodwill during the years ended June 26, 2022, June 27, 2021, or June 28, 2020.
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
Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar, and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal years ended June 26, 2022, June 27, 2021, and June 28, 2020, and each included 52 weeks.
Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Cash Equivalents and Investments: Investments purchased with an original maturity of three months or less are considered cash equivalents. The Company also invests in certain mutual funds, which include equity and fixed-income securities, related to its obligations under its deferred compensation plan, and such investments are classified as trading securities on the consolidated balance sheets. All of the Company’s other investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as other income (expense), net in the Consolidated Statement of Operations. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and difference between the cost and fair value of available-for-sale securities is presented as a component of accumulated other comprehensive income (loss). Following the fiscal year 2021 adoption of Accounting Standard Codification Topic 326, under Subtopic 326-30, the Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the income statement. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the income statement. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the income statement during the years ended June 26, 2022 and June 27, 2021. No other-than-temporary impairment charges were recognized during the year ended June 28, 2020.

Lam Research Corporation 2022 10-K 47

Allowance for Expected Credit Losses: The Company maintains an allowance for expected losses resulting from the inability of its customers to make required payments. The Company evaluates its allowance for expected credit losses based on a combination of factors. In circumstances where specific invoices are deemed uncollectible, the Company provides a specific allowance against the amount due to reduce the net recognized receivable to the amount it reasonably believes will be collected. The Company also provides allowances based on its write-off history. Bad debt expense was not material for fiscal years ended June 26, 2022, June 27, 2021, and June 28, 2020.
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
Foreign Currency Translation: The Company’s non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, primarily generate and expend cash in their local currency. Accordingly, all balance sheet accounts of these local functional currency subsidiaries are translated into U.S. dollars at the fiscal period-end exchange rate, and income and expense accounts are translated into U.S. dollars using average rates in effect for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation adjustments are recorded as cumulative translation adjustments and are a component of accumulated other comprehensive income (loss). Remeasurement adjustments are recorded in other income (expense), net, where the U.S. dollar is the functional currency.

Lam Research Corporation 2022 10-K 48

Note 3: Recent Accounting Pronouncements
Recently Adopted or Effective
The Company did not adopt any new accounting standards during fiscal year 2022 that had a material impact on the Company’s Consolidated Financial Statements.
Updates Not Yet Effective
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which requires business entities to make annual disclosures, including the nature of transactions and the related accounting policy used to account for the transactions, significant terms and conditions, and line items affected, about transactions with a government (including government assistance) that are accounted for by analogizing to a grant or contribution accounting model. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. The Company is required to adopt this standard in the first quarter of fiscal year 2023 for the annual reporting period ending June 25, 2023. The guidance may be applied either prospectively to all in-scope transactions at the date of initial application or retrospectively. The Company does not expect adoption of this standard to have a material impact on its Consolidated Financial Statements.
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair values; it also requires additional disclosures, including the nature and remaining duration of such restrictions. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2023, with early adoption permitted. The Company is required to adopt this standard prospectively in the first quarter of fiscal year 2025 for the annual reporting period ending June 29, 2025. The Company does not expect adoption of this standard to have a material impact on its Consolidated Financial Statements.
Note 4: Revenue
Deferred Revenue
Revenue of $908.7 million included in deferred profit at June 27, 2021 was recognized during fiscal year 2022.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of June 26, 2022 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(in thousands)
Deferred revenue	$2,014,210	$160,266	(1)	$23,623	(1)	$2,198,099

(1)    This amount is reported in Deferred profit on the Company's Consolidated Balance Sheets as the customers can demand the liability to be performed at any time.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated between system and its customer-support related revenue:

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
	(in thousands)
Systems Revenue	$11,322,271	$9,764,845	$6,625,130
Customer support-related revenue and other	5,904,768	4,861,305	3,419,606
	$17,227,039	$14,626,150	$10,044,736

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

Lam Research Corporation 2022 10-K 49

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
Additionally, the Company serves three primary markets: memory, foundry, and logic/integrated device manufacturing. The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
Memory	60%	61%	58%
Foundry	26%	32%	31%
Logic/integrated device manufacturing	14%	7%	11%
Note 5: Equity-based Compensation Plan
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
The Lam Research Corporation 2015 Stock Incentive Plan (the “Plan”) was approved by the stockholders and provides for the grant of non-qualified equity-based awards to eligible employees, consultants, advisors, and non-employee directors of the Company and its subsidiaries. As of the date of stockholder approval 19,232,068 authorized shares were available for issuance under the Plan; as of June 26, 2022, 8,038,265 shares remain available for future issuance to satisfy stock option exercises and vesting of awards.
The Company recognized the following equity-based compensation expense and benefits in the Consolidated Statements of Operations:

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
	(in thousands)
Equity-based compensation expense	$259,064	$220,164	$189,197
Income tax benefit recognized related to equity-based compensation	$37,466	$49,313	$36,135
Income tax benefit realized from the exercise and vesting of options and RSUs	$72,564	$97,275	$67,060

The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting terms on a straight-line basis.
Restricted Stock Units
During the fiscal years 2022, 2021, and 2020, the Company issued both service-based RSUs and market-based performance RSUs (“PRSUs”). Service-based RSUs typically vest over a period of 3 years or less. Market-based PRSUs generally vest three years from the grant date if certain performance criteria are achieved and require continued employment. Based upon the terms of such awards, the number of shares that can be earned over the performance periods is based on the Company’s Common Stock price performance compared to the market price performance of a designated benchmark index, ranging from 0% to 150% of target. The designated benchmark index was the Philadelphia Semiconductor Total Return Index (“XSOX”). The stock price performance or market price performance is measured using the closing price for the 50-trading days prior to the dates the performance period begins and ends. The target number of shares represented by the market-based PRSUs is increased by 2% of target for each 1% that Common Stock price performance exceeds the market price performance of the designated benchmark index. Market-based PRSUs utilize the XSOX, which index gives effect to the reinvestment of dividends paid on its constituent holdings, as the benchmark; and accordingly, the Company's Common Stock price performance was adjusted for the reinvestment of dividends on Common Stock on the ex-dividend date. The result of the vesting formula is rounded down to the nearest whole number. Total stockholder return is a measure of stock price appreciation in this performance period.

Lam Research Corporation 2022 10-K 50

The following table summarizes the Company’s combined service-based RSUs and market-based PRSUs:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding, June 27, 2021	1,306	$345.70
Granted	606	518.45
Vested	(747)	261.38
Forfeited or canceled	(64)	404.08
Outstanding, June 26, 2022	1,101	$475.33

Of the 1.1 million shares outstanding at June 26, 2022, 904.0 thousand are service-based RSUs and 196.6 thousand are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant, discounted for dividends. The fair value of the Company’s market-based PRSUs granted during fiscal years 2022, 2021, and 2020 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $488.68, $640.69, and $320.69, respectively. The total fair value of service-based RSUs and market-based RSUs that vested during fiscal years 2022, 2021, and 2020 was $195.1 million, $177.4 million, and $166.9 million, respectively.
 As of June 26, 2022, the Company had $418.8 million of total unrecognized compensation expense which is expected to be recognized over a weighted-average remaining period of approximately 2.2 years.
Stock Options
The Company granted stock options with a 7-year maximum contractual term to a limited group of executive officers during fiscal years 2022, 2021, and 2020. Stock options typically vest over a period of three years or less. The Company had 207.0 thousand options outstanding at June 26, 2022 with a weighted-average exercise price of $269.50 per share, of which 143.8 thousand were exercisable with a weighted-average exercise price of $189.59 per share. As of June 26, 2022, the Company had $7.8 million of total unrecognized compensation expense related to unvested stock options granted and outstanding which is expected to be recognized over a weighted-average remaining period of 2.3 years.
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
During fiscal year 2022, approximately 253 thousand shares of the Company’s Common Stock were sold to employees under the ESPP. At June 26, 2022, approximately 5.7 million shares were available for purchase, and the Company had $32.3 million of total unrecognized compensation cost, which is expected to be recognized over a remaining period of less than one year.
Note 6: Other Income (Expense), Net
The significant components of other income (expense), net, were as follows:

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
	(in thousands)
Interest income	$15,209	$19,687	$85,433
Interest expense	(184,759)	(208,597)	(177,440)
(Losses) gains on deferred compensation plan related assets, net	(38,053)	61,838	5,999
Foreign exchange (losses) gains, net	(723)	(6,962)	(3,317)
Other, net	19,618	22,815	(9,499)
	$(188,708)	$(111,219)	$(98,824)

Interest income in the year ended June 26, 2022, decreased compared to the year ended June 27, 2021, primarily as a result of lower cash balances. Interest income decreased in the year ended June 27, 2021, compared to the year ended June 28, 2020, as a result of lower yield.

Lam Research Corporation 2022 10-K 51

Interest expense in the year ended June 26, 2022, decreased compared to the year ended June 27, 2021, primarily due to the payoff of $800 million of senior notes in June 2021. The increase in interest expense in the year ended June 27, 2021, compared to the year ended June 28, 2020, primarily due to the full year impact of the issuance of the $2.0 billion senior notes in fiscal year 2020.
The gains or losses on deferred compensation plan related assets, net in fiscal years 2022, 2021 and 2020 were driven by fluctuations in the fair market value of the underlying funds.
The variation in other, net for the year ended June 26, 2022 compared to the years ended June 27, 2021 and June 28, 2020 were primarily driven by fluctuations in the fair market value of equity investments.
Note 7: Income Taxes
The components of income before income taxes were as follows:

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
	(in thousands)
United States	$87,933	$120,161	$44,739
Foreign	5,105,181	4,250,643	2,530,239
	$5,193,114	$4,370,804	$2,574,978

Significant components of the provision (benefit) for income taxes attributable to income before income taxes were as follows:

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
	(in thousands)
Federal:
Current	$620,344	$437,525	$216,513
Deferred	(226,895)	(139,531)	(18,458)
	393,449	297,994	198,055
State:
Current	20,759	13,560	4,724
Deferred	(19,096)	(8,324)	6,524
	1,663	5,236	11,248
Foreign:
Current	204,163	162,738	119,766
Deferred	(11,447)	(3,622)	(5,844)
	192,716	159,116	113,922
Total provision for income taxes	$587,828	$462,346	$323,225

Lam Research Corporation 2022 10-K 52

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Significant components of the Company’s net deferred tax assets and liabilities were as follows:

	June 26, 2022	June 27, 2021
	(in thousands)
Deferred tax assets:
Tax carryforwards	$315,396	$281,022
Allowances and reserves	194,410	165,335
Equity-based compensation	8,845	7,322
Inventory valuation differences	52,323	28,877
Outside basis differences of foreign subsidiaries	421,056	193,734
Operating lease liabilities	50,294	37,562
Finance lease assets	35,754	35,600
Intangible assets	889	—
Other	23,955	22,575
Gross deferred tax assets	1,102,922	772,027
Valuation allowance	(308,724)	(277,133)
Net deferred tax assets	794,198	494,894
Deferred tax liabilities:
Intangible assets	—	(3,113)
Capital assets	(114,644)	(81,412)
Amortization of goodwill	(13,789)	(13,161)
Right-of-use assets	(50,294)	(37,562)
Finance lease liabilities	(52,379)	(50,683)
Other	(2,395)	(1,369)
Gross deferred tax liabilities	(233,501)	(187,300)
Net deferred tax assets	$560,697	$307,594

The change in gross deferred tax assets, gross deferred tax liabilities, and valuation allowance between fiscal year 2022 and 2021 is primarily due to increases in gross deferred tax assets for outside basis differences of foreign subsidiaries and tax credits, and increases in gross deferred tax liabilities for capital assets.
The Company previously made an accounting policy election to record deferred taxes related to Global Intangible Low-Taxed Income (“GILTI”).
Realization of the Company’s net deferred tax assets is based upon the weighting of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such deferred tax assets will be realized with the exception of $308.7 million related to California deferred tax assets. At June 26, 2022, the Company continued to record a valuation allowance to offset the entire California deferred tax asset balance due to the single sales factor apportionment resulting in lower taxable income in California.
At June 26, 2022, the Company had federal net operating loss carryforwards of $16.0 million. If not utilized, these losses will begin to expire in fiscal year 2023, and are subject to limitation on their utilization.
At June 26, 2022, the Company had state net operating loss carryforwards of $144.7 million. If not utilized, these losses will begin to expire in fiscal year 2023 and are subject to limitation on their utilization.
At June 26, 2022, the Company had state tax credit carryforwards of $467.5 million. Substantially all of these credits can be carried forward indefinitely.

Lam Research Corporation 2022 10-K 53

A reconciliation of income tax expense provided at the federal statutory rate (21% in fiscal years 2022, 2021, and 2020) to actual income tax expense is as follows:

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
	(in thousands)
Income tax expense computed at federal statutory rate	$1,096,692	$917,869	$540,745
State income taxes, net of federal tax benefit	(35,584)	(33,478)	(28,046)
Foreign income taxed at different rates	(407,989)	(365,886)	(146,023)
Settlements and reductions in uncertain tax positions	(51,227)	(13,613)	(12,854)
Tax credits	(96,440)	(86,709)	(88,762)
State valuation allowance, net of federal tax benefit	43,502	39,477	30,923
Equity-based compensation	(13,168)	(45,764)	(23,248)
Other permanent differences and miscellaneous items	52,042	50,450	50,490
	$587,828	$462,346	$323,225

Effective from fiscal year 2022, the Company has a 15-year tax incentive ruling in Malaysia for one of its foreign subsidiaries. The statutory tax rate in Malaysia is 24%. The tax incentive provides exemptions on foreign income earned and is contingent upon meeting certain conditions. The Company expects to apply for renewals upon expiration. The impact of the tax incentive decreased worldwide taxes by approximately $574.7 million for fiscal year 2022. The benefit of the tax incentive on diluted earnings per share was approximately $4.09 in fiscal year 2022.
Earnings of the Company’s foreign subsidiaries included in consolidated retained earnings that are indefinitely reinvested in foreign operations aggregated to approximately $894.8 million at June 26, 2022. If these earnings were remitted to the United States, they would be subject to foreign withholding taxes of approximately $137.0 million at the current statutory rates. The potential tax expense associated with these foreign withholding taxes would be offset by $109.6 million of foreign tax credits that would be generated in the United States upon remittance.
On August 16, 2022, the Inflation Reduction Act was signed into law. In general, the provisions of the IRA will be effective beginning with the Company’s fiscal year 2024, with certain exceptions. The IRA includes a new 15% corporate minimum tax. The Company is in the process of evaluating the potential impacts of the IRA. The impact on income taxes due to changes in legislation is required under the authoritative guidance of ASC 740, Income Taxes, to be recognized in the period in which the law is enacted. While the Company does not currently expect the IRA to have a material impact on our effective tax rate, our analysis is ongoing and incomplete, and it is possible that the IRA could have a material adverse effect on the Company’s tax liability. The Company will continue to monitor issuance of additional guidance.
The Company’s gross uncertain tax positions were $617.4 million, $566.8 million, and $476.7 million as of June 26, 2022, June 27, 2021, and June 28, 2020, respectively. During fiscal year 2022, gross uncertain tax positions increased by $50.6 million. The amount of uncertain tax positions that, if recognized, would impact the effective tax rate was $539.6 million, $504.4 million, and $423.8 million, as of June 26, 2022, June 27, 2021, and June 28, 2020, respectively.

Lam Research Corporation 2022 10-K 54

The aggregate changes in the balance of gross uncertain tax positions were as follows:

(in thousands)
Balance as of June 30, 2019	$420,772
Settlements and effective settlements with tax authorities	(1,836)
Lapse of statute of limitations	(8,026)
Increases in balances related to tax positions taken during prior periods	3,206
Decreases in balances related to tax positions taken during prior periods	(3,989)
Increases in balances related to tax positions taken during current period	66,568
Balance as of June 28, 2020	476,695
Settlements and effective settlements with tax authorities	(1,443)
Lapse of statute of limitations	(8,456)
Increases in balances related to tax positions taken during prior periods	15,986
Decreases in balances related to tax positions taken during prior periods	(2,746)
Increases in balances related to tax positions taken during current period	86,735
Balance as of June 27, 2021	566,771
Settlements and effective settlements with tax authorities	(14,440)
Lapse of statute of limitations	(8,021)
Increases in balances related to tax positions taken during prior periods	6,468
Decreases in balances related to tax positions taken during prior periods	(28,376)
Increases in balances related to tax positions taken during current period	94,971
Balance as of June 26, 2022	$617,373

The Company recognizes interest expense and penalties related to the above uncertain tax positions within income tax expense. The Company had accrued $61.2 million, $54.6 million, and $40.2 million cumulatively for gross interest and penalties as of June 26, 2022, June 27, 2021, and June 28, 2020, respectively.
The Company is subject to audits by state and foreign tax authorities. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.
The Company files U.S. federal, U.S. state, and foreign income tax returns. As of June 26, 2022, tax years 2004-2022 remain subject to examination in the jurisdictions where the Company operates. The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax return for the fiscal year ended June 24, 2018. As of June 26, 2022, the IRS has proposed adjustments resulting in a tax liability increase of approximately $50.0 million. If the Company agrees to the proposed adjustments, cash settlements with respect to the increased liabilities will be made accordingly.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitation. The change in uncertain tax positions may range up to $20.0 million.

Lam Research Corporation 2022 10-K 55

Note 8: Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, restricted stock units, and convertible notes.
The following table reconciles the inputs to the basic and diluted computations for net income per share.

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
	(in thousands, except per share data)
Numerator:
Net income	$4,605,286	$3,908,458	$2,251,753
Denominator:
Basic average shares outstanding	139,899	143,609	144,814
Effect of potential dilutive securities:
Employee stock plans	729	1,168	1,236
Convertible notes	—	543	3,040
Diluted average shares outstanding	140,628	145,320	149,090
Net income per share - basic	$32.92	$27.22	$15.55
Net income per share - diluted	$32.75	$26.90	$15.10

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The impact from potentially dilutive securities, including options and RSUs, were not material for fiscal years ended June 26, 2022, June 27, 2021, and June 28, 2020.
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

Level 2: Valuations based on observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are less active for identical assets or liabilities, or model-derived valuations techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3: Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities and based on non-binding, broker-provided price quotes and may not have been corroborated by observable market data.
The Company engages with pricing vendors to provide fair values for a majority of its Level 1 and Level 2 investments. The vendors provide either a quoted market price or use observable inputs without applying significant adjustments in their pricing. Significant observable inputs include interest rates and yield curves observable at commonly quoted intervals, volatility and credit risks. The fair value of derivative contracts is determined using observable market inputs such as the foreign currency rates, forward rate curves, currency volatility and interest rates and considers nonperformance risk of the Company and its counterparties.
The Company’s primary financial instruments include its cash, cash equivalents, investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and leases, and foreign currency related derivative instruments. The estimated fair value of cash, time deposits, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of lease obligations approximate their carrying value as the majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 14 - Long Term Debt and Other Borrowings for additional information regarding the fair value of the Company’s senior notes.

Lam Research Corporation 2022 10-K 56

Investments
Equity Investments measured at fair value on a non-recurring basis
As of June 26, 2022 and June 27, 2021, equity investments of $125.2 million and $117.3 million, respectively, were recognized in other assets in the Consolidated Balance Sheets.
Net gains resulting from the application of the measurement alternative to the Company’s equity investments were immaterial in the fiscal years ended 2022, 2021, and 2020. During the fiscal year 2022, one of the Company’s equity investees became publicly traded and the market value of that investee fluctuated throughout the fiscal year; the Company liquidated its position in this equity investee during the last quarter of the fiscal year ended June 26, 2022 and recognized an immaterial cumulative gain on disposition.
Debt and Equity Investments measured at fair value on a recurring basis
The following tables set forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of June 26, 2022, and June 27, 2021:

	June 26, 2022
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Level 1:
Money market funds	$712,076	$—	$—	$712,076	$712,076	$—	$—	$—
Mutual funds	84,851	12,027	(1,659)	95,219	—	—	—	95,219
Level 1 total	796,927	12,027	(1,659)	807,295	712,076	—	—	95,219
Level 2:
Corporate notes and bonds	137,859	—	(2,128)	135,731	—	135,731	—	—
Level 2 Total	137,859	—	(2,128)	135,731	—	135,731	—	—
Total subject to fair value hierarchy	$934,786	$12,027	$(3,787)	$943,026

Cash				1,017,253	1,015,747	—	1,506	—
Time deposits				2,044,206	1,794,178	—	250,028	—
Total				$4,004,485	$3,522,001	$135,731	$251,534	$95,219

	June 27, 2021
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Level 1:
Money market funds	$2,246,138	$—	$—	$2,246,138	$2,246,138	$—	$—	$—
U.S. Treasury and agencies	204,743	96	(47)	204,792	—	204,792	—	—
Mutual funds	80,694	15,510	(33)	96,171	—	—	—	96,171
Level 1 total	2,531,575	15,606	(80)	2,547,101	2,246,138	204,792	—	96,171
Level 2:
Government-sponsored enterprises	3,498	7	—	3,505	—	3,505	—	—
Foreign government bonds	32,995	21	(4)	33,012	—	33,012	—	—
Corporate notes and bonds	1,043,308	2,247	(457)	1,045,098	—	1,045,098	—	—
Mortgage backed securities - residential	5,623	54	—	5,677	—	5,677	—	—
Mortgage backed securities - commercial	18,830	17	(59)	18,788	—	18,788	—	—
Level 2 Total	1,104,254	2,346	(520)	1,106,080	—	1,106,080	—	—
Total subject to fair value hierarchy	$3,635,829	$17,952	$(600)	$3,653,181

Cash				875,738	873,278	—	2,460	—
Time deposits				1,548,874	1,298,847	—	250,027	—
Total				$6,077,793	$4,418,263	$1,310,872	$252,487	$96,171

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments.

Lam Research Corporation 2022 10-K 57

The Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the income statement. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the income statement. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the income statement during the twelve months ended June 26, 2022, and June 27, 2021.
Gross realized gains/(losses) from sales of investments were insignificant in the fiscal years 2022, 2021, and 2020.
The following is an analysis of the Company’s investments in unrealized loss positions.:

	June 26, 2022
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mutual funds	$38,536	$(1,447)	$1,701	$(212)	$40,237	$(1,659)
Corporate notes and bonds	134,964	(2,128)	—	—	134,964	(2,128)
	$173,500	$(3,575)	$1,701	$(212)	$175,201	$(3,787)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities as of June 26, 2022, are as follows:

	Cost	Fair Value
	(in thousands)
Due in one year or less	$2,829,420	$2,828,556
Due after one year through five years	64,721	63,457
	$2,894,141	$2,892,013

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
Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of June 26, 2022 and June 27, 2021, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be immaterial to the Consolidated Balance Sheets.
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
In addition, the Company has entered into interest rate swap agreements to hedge against the variability of cash flows due to changes in certain benchmark interest rates on fixed rate debt. These instruments are designated as cash flow hedges at inception and are settled in conjunction with the issuance of debt. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) and is amortized into income as the hedged item affects earnings. During the year

Lam Research Corporation 2022 10-K 58

ended June 28, 2020, the company recognized a net loss of $31.5 million of accumulated other comprehensive income, net of tax, related to interest rate swap agreements. No such activity occurred during the years ended June 26, 2022 or June 27, 2021.
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
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to earnings immediately. There were no material gains or losses during the fiscal years ended June 26, 2022, June 27, 2021, or June 28, 2020 associated with forecasted transactions that did not occur, nor any ineffectiveness recognized in the same periods.
As of June 26, 2022, the fair value of outstanding cash flow hedges was not material. Additionally, as of June 26, 2022, the Company had an immaterial net gain or loss accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges and interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 12 months.
The following table provides the total notional value of cash flow hedge instruments outstanding as of June 26, 2022:

June 26, 2022
(In thousands)
Buy Contracts	$306,211
Sell Contracts	541,999
The effect of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”), was as follows:

		Year Ended June 26, 2022		Year Ended June 27, 2021
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income

Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign exchange contracts	Revenue	$57,058	$45,057	$17,614	$868
Foreign exchange contracts	Cost of goods sold	(23,414)	(11,410)	3,756	3,659
Foreign exchange contracts	R&D	(1,948)	(10)	898	—
Foreign exchange contracts	SG&A	(6,914)	(2,434)	4,190	3,623
Interest rate contracts	Other income (expense), net	—	(4,238)	—	(3,855)
		$24,782	$26,965	$26,458	$4,295

Balance Sheet Hedges
The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. These forward contracts are not designated for hedge accounting treatment. Therefore, the change in the carrying value of these derivatives is recorded as a component of other income (expense),net and offsets the change in fair value of the foreign currency denominated assets and liabilities related to remeasurement, which are also recorded in other income (expense), net. As of June 26, 2022 and June 27, 2021, the fair value of outstanding balance sheet hedges was not material.

Lam Research Corporation 2022 10-K 59

The following table provides the total notional value of balance sheet hedge instruments outstanding as of June 26, 2022:

June 26, 2022
(In thousands)
Buy Contracts	$184,310
Sell Contracts	326,776
The effect of the Company’s balance sheet hedge derivative instruments on the Company’s Consolidated Statements of Operations was as follows:

		Year Ended
		June 26, 2022	June 27, 2021
Derivatives Not Designated as Hedging Instruments:	Location of Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income
		(in thousands)
Foreign exchange contracts	Other income (expense), net	$14,362	$7,057

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
As of June 26, 2022, two customers accounted for approximately 20% and 14% of accounts receivable, respectively. As of June 27, 2021, two customers accounted for approximately 23%, and 13% of accounts receivable, respectively. No other customers accounted for more than 10% of accounts receivable, respectively. The Company’s balance and transactional activity for its allowance for doubtful accounts is not material as of and for the twelve months ended June 26, 2022, June 27, 2021, and June 28, 2020. Refer to Note 20 - Segment, Geographic Information, and Major Customers for additional information regarding customer concentrations.
Note 10: Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	June 26, 2022	June 27, 2021
	(in thousands)
Raw materials	$2,401,490	$1,519,456
Work-in-process	471,348	391,686
Finished goods	1,093,456	778,152
	$3,966,294	$2,689,294

Lam Research Corporation 2022 10-K 60

Note 11: Property and Equipment
Property and equipment, net, is presented in the table below.

	June 26, 2022	June 27, 2021
	(in thousands)
Manufacturing and engineering equipment	$1,588,805	$1,328,399
Buildings and improvements	1,124,381	840,661
Computer and computer-related equipment	177,198	181,781
Office equipment, furniture and fixtures	70,642	95,259
Land	84,733	84,681
	3,045,759	2,530,781
Less: accumulated depreciation and amortization	(1,440,325)	(1,271,356)
	$1,605,434	$1,259,425

The Company has excluded $42.2 million, and $44.1 million of finance right-of-use assets recorded within property and equipment, net from the table above for the years ended June 26, 2022 and June 27, 2021, respectively. See Note 15 - Leases for additional information regarding these finance lease right-of-use assets. Depreciation expense, excluding amortization of finance lease right of use assets, during fiscal years 2022, 2021, and 2020 was $248.2 million, $229.8 million, and $198.8 million, respectively.
Note 12: Goodwill and Intangible Assets
Goodwill
The balance of goodwill was $1.5 billion as of June 26, 2022 and June 27, 2021. As of June 26, 2022 and June 27, 2021, $62.0 million and $61.1 million, respectively, of the goodwill balance is tax deductible, and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law. No goodwill impairments were recognized in fiscal years 2022, 2021, or 2020.
Intangible Assets
The following table provides details of the Company’s intangible assets, other than goodwill:

	June 26, 2022			June 27, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$633,252	$(627,376)	$5,876	$630,303	$(581,406)	$48,897
Existing technology	676,924	(664,278)	12,646	669,359	(659,898)	9,461
Patents and other intangible assets	167,821	(84,493)	83,328	132,774	(58,767)	74,007
Total intangible assets	$1,477,997	$(1,376,147)	$101,850	$1,432,436	$(1,300,071)	$132,365

The Company recognized $78.0 million, $70.6 million, and $66.2 million in intangible asset amortization expense during fiscal years 2022, 2021, and 2020, respectively. No intangible asset impairments were recognized in fiscal years 2022, 2021, or 2020.
The estimated future amortization expense of intangible assets as of June 26, 2022, is reflected in the table below. The table excludes $17.8 million of capitalized costs for intangible assets that have not yet been placed into service.

Fiscal Year	Amount
(in thousands)
2023	$36,726
2024	22,983
2025	12,882
2026	5,707
2027	3,343
Thereafter	2,402
$84,043

Lam Research Corporation 2022 10-K 61

Note 13: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 26, 2022	June 27, 2021
	(in thousands)
Accrued compensation	$481,070	$552,925
Warranty reserves	232,248	176,030
Income and other taxes payable	465,601	348,206
Dividend payable	205,615	185,431
Other	589,738	456,891
	$1,974,272	$1,719,483

Note 14: Long Term Debt and Other Borrowings
As of June 26, 2022, and June 27, 2021, the Company’s outstanding debt consisted of the following:

	June 26, 2022			June 27, 2021
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 3.80% Senior Notes Due March 15, 2025 (“2025 Notes”)	$500,000		3.87%	$500,000		3.87%
Fixed-rate 3.75% Senior Notes Due March 15, 2026 ("2026 Notes")	750,000		3.86%	750,000		3.86%
Fixed-rate 4.00% Senior Notes Due March 15, 2029 ("2029 Notes")	1,000,000		4.09%	1,000,000		4.09%
Fixed-rate 1.90% Senior Note Due June 15, 2030 ("2030 Notes")	750,000		2.01%	750,000		2.01%
Fixed-rate 4.875% Senior Notes Due March 15, 2049 ("2049 Notes")	750,000		4.93%	750,000		4.93%
Fixed-rate 2.875% Senior Note Due June 15, 2050 ("2050 Notes")	750,000		2.93%	750,000		2.93%
Fixed-rate 3.125% Senior Note Due June 15, 2060 ("2060 Notes")	500,000		3.18%	500,000		3.18%
Total debt outstanding, at par	5,000,000			5,000,000
Unamortized discount	(35,549)			(38,243)
Fair value adjustment - interest rate contracts	4,835	(1)		6,621	(1)
Unamortized bond issuance costs	(6,827)			(7,443)
Total debt outstanding, at carrying value	$4,962,459			$4,960,935
Reported as:
Long-term debt	$4,962,459			$4,960,935

(1)This amount represents a cumulative fair value gain for discontinued hedging relationships, net of an immaterial amount of amortization as of the periods presented.
The Company’s contractual cash obligations relating to its outstanding debt as of June 26, 2022, were as follows:

Payments Due by Fiscal Year:	Principal	Interest
	(in thousands)
2023	$—	$175,125
2024	—	175,125
2025	500,000	175,125
2026	750,000	161,222
2027	—	128,000
Thereafter	3,750,000	1,914,214
Total	$5,000,000	$2,728,811

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

Lam Research Corporation 2022 10-K 62

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
Selected additional information regarding the Senior Notes outstanding as of June 26, 2022, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2025 Notes	2.7	$498,500
2026 Notes	3.7	$745,103
2029 Notes	6.7	$980,970
2030 Notes	8.0	$632,693
2049 Notes	26.7	$764,078
2050 Notes	28.0	$546,735
2060 Notes	38.0	$360,625
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
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month London Interbank Offered Rate (“LIBOR”) plus 1.0%, plus a spread of 0.00% to 0.30%, or (2) LIBOR multiplied by the statutory rate, plus a spread of 0.805% to 1.30%, in each case plus a facility fee, with such spread and facility fee determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Such spreads and such facility fees are further subject to sustainability adjustments as described in the Second Amended and Restated Credit Agreement, in each case based on the Company’s performance of certain energy savings and health and safety standards metrics. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Second Amended and Restated Credit Agreement incorporates provisions for the replacement of LIBOR or other reference rates with alternative reference rates under certain circumstances, including when, or if, such reference rates cease to be available. The Second Amended and Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants, and events of default. As of June 26, 2022, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program (the “CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. In July 2021, the Company amended the CP Program size to a maximum aggregate amount outstanding at any time of $1.50 billion. The net proceeds from the CP Program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be

Lam Research Corporation 2022 10-K 63

re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. As of June 26, 2022, the Company had no outstanding borrowings under the CP Program.
Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, convertible notes, and the revolving credit facility during the fiscal years ended June 26, 2022, June 27, 2021, and June 28, 2020.

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
	(in thousands)
Contractual interest coupon	$175,128	$197,367	$169,483
Amortization of interest discount	2,767	3,934	4,280
Amortization of issuance costs	1,351	1,639	1,632
Effect of interest rate contracts, net	2,455	2,070	1,037
Total interest cost recognized	$181,701	$205,010	$176,432

Note 15: Leases
The Company leases certain office spaces, manufacturing and warehouse spaces, equipment, and vehicles. While the majority of the Company’s lease arrangements are operating leases, the Company has certain leases that qualify as finance leases.
The components of lease expense were as follows for the years ended June 26, 2022, June 27, 2021, and June 28, 2020:

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
	(in thousands)
Financing lease cost:
Amortization of right-of-use assets	$7,439	$7,131	$3,613
Interest on lease liabilities	658	697	506
Total finance lease cost	$8,097	$7,828	$4,119

Operating lease cost	$69,250	$51,519	$46,101
Variable lease cost	259,041	219,040	91,851
Variable lease payments are expensed as incurred and are not included within the right of use asset and lease liability calculation. Variable lease payments primarily include costs associated with the Company’s third-party logistics arrangements that contain one or more embedded leases. Variable lease costs will fluctuate based on factory output and material receipt volumes. Short-term rental expense, for agreements less than one year in duration, were immaterial for the twelve months ended June 26, 2022, June 27, 2021, and June 28, 2020, respectively.
Supplemental cash flow information related to leases was as follows as of June 26, 2022, June 27, 2021, and June 28, 2020:

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$64,808	$63,895	$50,223
Financing cash flows paid for principal portion of finance leases	11,513	5,952	3,539

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$121,580	$48,993	$108,816
Finance leases	13,868	29,497	3,019

Lam Research Corporation 2022 10-K 64

Supplemental balance sheet information related to leases were as follows as of June 26, 2022 and June 27, 2021:

	June 26, 2022	June 27, 2021
	(in thousands)
Operating leases
Other assets	$226,648	$173,784

Accrued expenses and other current liabilities	$54,110	$45,310
Other long-term liabilities	164,613	118,385
Total operating lease liabilities	$218,723	$163,695

Finance Leases
Property and Equipment, net	$42,153	$44,054

Current portion of long-term debt and lease liabilities	$7,381	$11,349
Long-term debt and lease liabilities, less current portion	35,990	29,398
Total finance lease liabilities	$43,371	$40,747

	June 26, 2022		June 27, 2021
	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
	(in years)		(in years)
Operating leases	5.4	3.05%	5.5	2.30%
Finance leases	6.4	2.01%	5.3	1.69%
As of June 26, 2022, the maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
	(in thousands)
2023	$58,785	$8,094
2024	46,383	7,861
2025	34,910	7,124
2026	28,305	7,165
2027	21,643	6,790
Thereafter	50,754	9,657
Total lease payments	$240,780	$46,691
Less imputed interest	(22,057)	(3,320)
Total	$218,723	$43,371

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
The Company has finance leases for certain improved properties in Fremont and Livermore, California (the “California Facility Leases”). The Company is required to maintain cash collateral in an aggregate of approximately $250 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Consolidated Balance Sheet as of June 26, 2022 and June 27, 2021.

Lam Research Corporation 2022 10-K 65

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
Note 16: Retirement and Deferred Compensation Plans
Employee Savings and Retirement Plan
The Company maintains a 401(k) retirement savings plan for its eligible employees in the United States. Each participant in the plan may elect to contribute from 1% to 75% of annual eligible earnings to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of earnings contributed. Employees participating in the 401(k) retirement savings plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $32.6 million, $26.9 million, and $23.6 million, in fiscal years 2022, 2021, and 2020, respectively.
Deferred Compensation Arrangements
The Company has an unfunded, non-qualified deferred compensation plan whereby executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among various mutual funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. Participants are able to elect the payment of benefits on a specified date at least three years after the opening of a deferral sub-account or upon retirement. Distributions are made in the form of lump sum or annual installments over a period of up to 20 years as elected by the participant. If no alternate election has been made, a lump sum payment will be made upon termination of a participant’s employment with the Company. As of June 26, 2022, and June 27, 2021, the liability of the Company to the plan participants was $280.0 million and $297.3 million, respectively, which was recorded in accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. As of June 26, 2022, and June 27, 2021, the Company had investments in the aggregate amount of $291.3 million and $313.9 million, respectively, which correlate to the deferred compensation obligations, which were recorded in other assets on the Consolidated Balance Sheets.
Post-Retirement Healthcare Plan
The Company maintains a post-retirement healthcare plan for certain executive and director retirees. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. The benefit obligation was $31.2 million and $40.1 million as of June 26, 2022, and June 27, 2021, respectively.
Note 17: Commitments and Contingencies
The Company has certain obligations to make future payments under various contracts; some of these are recorded on its balance sheet and some are not. Obligations that are recorded on the Company’s balance sheet include the Company’s operating and finance lease obligations. Obligations that are not recorded on the Company’s balance sheet include contractual relationships for purchase obligations and certain guarantees. The Company’s commitments relating to off-balance sheet agreements are included in the tables below. These amounts exclude $561.2 million of liabilities related to uncertain tax positions (see Note 7 - Income Taxes for further discussion) as of the end of the fiscal year because the Company is unable to reasonably estimate the ultimate amount or time of settlement.
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of June 26, 2022, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 26, 2022, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $95.1 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
In addition, the Company has entered into indemnification agreements with its directors, officers and certain other employees, consistent with its Bylaws and Certificate of Incorporation; and under local law, the Company may be required to provide indemnification to its employees for actions within the scope of their employment. Although the Company maintains insurance contracts that cover some of the potential liability associated with these indemnification agreements, there is no guarantee that all

Lam Research Corporation 2022 10-K 66

such liabilities will be covered. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under such indemnification agreements or statutory obligations.
Purchase Obligations
Purchase obligations consist of non-cancelable significant contractual obligations either on an annual basis or over multi-year periods. The contractual cash obligations and commitments table presented below contains the Company’s minimum obligations at June 26, 2022, under these arrangements and others. For obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided.

The Company’s commitments related to these agreements as of June 26, 2022, were as follows:

Payments Due by Fiscal Year:	Purchase Obligations
(in thousands)
2023	$1,121,362
2024	43,330
2025	43,330
2026	4,319
2027	4,319
Thereafter	1,293
Total	$1,217,953

Transition Tax Liability
On December 22, 2017, the “Tax Cuts & Jobs Act” was signed into law, among other items, this U.S. tax reform assessed a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. As a result the Company recognized a total transition tax of $868.4 million and elected to pay the one-time tax over a period of 8 years, commencing in the twelve months ended June 30, 2019.

The Company’s remaining obligation related to this arrangement as of June 26, 2022, were as follows:

Payments Due by Fiscal Year (1):	Transition Tax
(in thousands)
2023	$69,469
2024	130,254
2025	173,672
2026	217,090
Total	$590,485

(1) The Company may choose to apply existing tax credits, thereby reducing the actual cash payment.
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of June 26, 2022, warranty reserves totaling $24.0 million were recognized in other long-term liabilities, the remainder were included in accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.

Lam Research Corporation 2022 10-K 67

Changes in the Company’s product warranty reserves were as follows:

	Year Ended
	June 26, 2022	June 27, 2021
	(in thousands)
Balance at beginning of period	$191,758	$129,197
Warranties issued during the period	295,167	229,026
Settlements made during the period	(272,954)	(172,759)
Changes in liability for warranties issued during the period	14,951	—
Changes in liability for pre-existing warranties	27,336	6,294
Balance at end of period	$256,258	$191,758

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
Note 18: Stock Repurchase Program
In May 2022, the Board of Directors authorized the Company to repurchase up to an additional $5.0 billion of Common Stock; this authorization supplements the remaining balances from any prior authorizations. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time.

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased		Total Cost of Repurchase	Average Price Paid Per Share(1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 27, 2021					$4,222,220
Quarter ended September 26, 2021	1,725		$1,209,744	$608.98	$3,012,476
Quarter ended December 26, 2021	677		$429,983	$634.74	$2,582,493
Quarter ended March 27, 2022	2,007		$1,200,206	$609.61	$1,382,287
Board authorization, $5 billion increase, May 2022					$6,382,287
Quarter ended June 26, 2022	1,912	(2)	$867,651	$485.31	$5,514,636
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
In addition to the shares repurchased under the Board-authorized repurchase program shown above, the Company acquired 253 thousand shares at a total cost of $138.1 million during the 12 months ended June 26, 2022, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
Accelerated Share Repurchase Agreements
On June 2, 2022, the Company entered into an accelerated share repurchase agreement (the "June 2022 ASR") with two financial institutions to repurchase a total of $500 million of Common Stock. The Company took an initial delivery of approximately 717 thousand shares, which represented 75% of the prepayment amount divided by our closing stock price on June 2, 2022. The total number of shares received under the June 2022 ASR will be based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the June 2022 ASR will between August 18, 2022 and November 4, 2022.

Lam Research Corporation 2022 10-K 68

On February 15, 2022, the Company entered into an accelerated share repurchase agreement (the “February 2022 ASR") with two financial institutions to repurchase a total of $600 million of Common Stock. The Company took an initial delivery of approximately 758 thousand shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on February 15, 2022. The total number of shares received under the February 2022 ASR was based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the February 2022 ASR occurred in May 2022, resulting in the receipt of approximately 438 thousand additional shares, which yielded a weighted-average share price of $502.06 for the transaction period.
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
Note 19: Comprehensive Income (Loss)
The components of accumulated other comprehensive loss, net of tax at the end of June 26, 2022, as well as the activity during the fiscal year ended June 26, 2022, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Gain or Loss on Cash Flow Hedges	Accumulated Unrealized Holding Gain or Loss on Available-For- Sale Investments	Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance as of June 27, 2021	$(31,413)	$(14,125)	$1,611	$(20,201)	$(64,128)
Other comprehensive (loss) income before reclassifications	(50,342)	30,849	(4,638)	5,941	(18,190)
(Gains) losses reclassified from accumulated other comprehensive income (loss) to net income (1)	—	(29,054)	1,390	—	(27,664)
Net current-period other comprehensive income (loss)	(50,342)	1,795	(3,248)	5,941	(45,854)
Balance as of June 26, 2022	$(81,755)	$(12,330)	$(1,637)	$(14,260)	$(109,982)

(1)Amount of after-tax gain reclassified from accumulated other comprehensive income into net income is not material individually or in the aggregate, or to any individual location in our Consolidated Statement of Operations.

Tax related to other comprehensive income, and the components thereto, for the years ended June 26, 2022, June 27, 2021, and June 28, 2020 was not material.
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
The Company operates in seven geographic regions: United States, China, Europe, Japan, Korea, Southeast Asia, and Taiwan. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located, while long-lived assets; which includes property and equipment, net, and recognized right of use assets reported in other assets in the Consolidated Balance Sheets as of June 26, 2022 and June 27, 2021; are attributed to the geographic locations in which the assets are located.

Lam Research Corporation 2022 10-K 69

Revenues and long-lived assets by geographic region were as follows:

	Year Ended
	June 26, 2022	June 27, 2021	June 28, 2020
Revenue:	(in thousands)
China	$5,411,502	$5,137,886	$3,083,916
Korea	4,037,467	3,924,685	2,391,257
Taiwan	2,936,482	2,117,999	1,906,223
Japan	1,624,573	1,363,907	954,743
Southeast Asia	1,357,648	945,478	587,638
United States	1,147,346	672,716	812,482
Europe	712,021	463,479	308,477
Total revenue	$17,227,039	$14,626,150	$10,044,736

	June 26, 2022	June 27, 2021	June 28, 2020
Long-lived assets:	(in thousands)
United States	$1,276,274	$1,137,490	$1,052,714
Southeast Asia	248,029	129,881	31,027
Korea	183,809	62,502	49,943
Europe	77,658	77,661	80,297
Taiwan	72,845	47,279	11,555
Japan	8,406	13,149	11,826
China	7,214	9,301	8,720
	$1,874,235	$1,477,263	$1,246,082

In fiscal year 2022, four customers accounted for approximately 21%, 12%, 12% and 11% of total revenues, respectively. In fiscal year 2021, three customers accounted for approximately 25%, 12% and 10% of total revenues, respectively. In fiscal year 2020, four customers accounted for approximately 24%, 14%, 10%, and 10%, of total revenues, respectively. No other customers accounted for more than 10% of total revenues.

Lam Research Corporation 2022 10-K 70

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lam Research Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lam Research Corporation (the Company) as of June 26, 2022 and June 27, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 26, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 26, 2022 and June 27, 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 26, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 26, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 24, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Lam Research Corporation 2022 10-K 71

Inventory - Valuation

Description of the Matter
The Company’s inventories totaled $4.0 billion as of June 26, 2022, representing 23% of total assets. As explained in Note 2 to the consolidated financial statements, the Company assesses the valuation of all inventories including manufacturing raw materials, work-in-process, finished goods, and spare parts in each reporting period. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated net realizable value if less than cost.

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
August 24, 2022

Lam Research Corporation 2022 10-K 72

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lam Research Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Lam Research Corporation’s internal control over financial reporting as of June 26, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lam Research Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 26, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 26, 2022 and June 27, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 26, 2022, and the related notes and our report dated August 24, 2022 expressed an unqualified opinion thereon.

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
August 24, 2022

Lam Research Corporation 2022 10-K 73

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
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 26, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective, as of June 26, 2022, at the reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework used by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 26, 2022, at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Ernst & Young LLP, an independent registered public accounting firm, audited the financial statements included in this 2022 Form 10-K and has issued an attestation report on the Company’s internal control over financial reporting, as stated in their report, which is included in Part II, Item 8 of this 2022 Form 10-K.
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
Item 9B.        Other Information
None.
Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Lam Research Corporation 2022 10-K 74

PART III
We have omitted from this 2022 Form 10-K certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the SEC within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders expected to be held on or about November 8, 2022, (the “Proxy Statement”), and certain information included in the Proxy Statement is incorporated into this report by reference.
Item 10.        Directors, Executive Officers and Corporate Governance
For information regarding our executive officers, see Part I, Item 1 of this 2022 Form 10-K under the caption “Information about our Executive Officers,” which information is incorporated into Part III by reference.
The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Voting Proposals — Proposal No. 1: Election of Directors — 2022 Nominees for Director.”
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

Lam Research Corporation 2022 10-K 75

PART IV
Item 15.    Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K.

Item 16.     Form 10-K Summary
None

Lam Research Corporation 2022 10-K 76

LAM RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 26, 2022
EXHIBIT INDEX

Exhibit	Description
3.1
Restated Certificate of Incorporation of the Registrant, (including Certificate and Designation, Preferences and Rights of Series A Junior Participating Preferred Stock), dated November 22, 2016 which is incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 30, 2017 (SEC File No. 000-12933).

3.2
Bylaws of the Registrant, as amended and restated, dated May 11, 2022 which is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2022 (SEC File No. 000-12933).

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

Lam Research Corporation 2022 10-K 77

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

10.29*
Form of Option Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on August 17, 2021 (SEC File No. 000-12933).

10.30*
Form of Restricted Stock Unit Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed on August 17, 2021 (SEC File No. 000-12933).

10.31*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed on August 17, 2021 (SEC File No. 000-12933).

10.32*
Form of Option Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed on August 17, 2021 (SEC File No. 000-12933).

10.33*
Form of Option Award Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed on August 17, 2021 (SEC File No. 000-12933).

10.34*
Form of Restricted Stock Unit Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on August 17, 2021 (SEC File No. 000-12933).

10.35*
Form of Restricted Stock Unit Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed on August 17, 2021 (SEC File No. 000-12933).

10.36*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed on August 17, 2021 (SEC File No. 000-12933).

10.37*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed on August 17, 2021 (SEC File No. 000-12933).

10.38*	Non-employee Director Compensation Program which is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on February 1, 2022 (SEC File No. 000-12933).

Lam Research Corporation 2022 10-K 78

Exhibit	Description
10.39*
Lam Research Corporation Senior Executive Transition Policy which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed on May 11, 2022 (SEC File No. 000-12933)

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

Lam Research Corporation 2022 10-K 79

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 24, 2022	LAM RESEARCH CORPORATION (Registrant)

By:		/s/ Timothy M. Archer
Timothy M. Archer
President and Chief Executive Officer

Lam Research Corporation 2022 10-K 80

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

Signatures	Title	Date
Principal Executive Officer

/s/ Timothy M. Archer	President, Chief Executive Officer and Director	August 24, 2022
Timothy M. Archer

Principal Financial Officer and Principal Accounting Officer

/s/ Douglas R. Bettinger	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer	August 24, 2022
Douglas R. Bettinger

Other Directors
Signatures	Title	Date	Signatures	Title	Date

/s/ Abhijit Y. Talwalkar	Chairman	August 24, 2022	/s/ Bethany J. Mayer	Director	August 24, 2022
Abhijit Y. Talwalkar			Bethany J. Mayer

/s/ Sohail U. Ahmed	Director	August 24, 2022	/s/ Jyoti K. Mehra	Director	August 24, 2022
Sohail U. Ahmed			Jyoti K. Mehra

/s/ Eric K. Brandt	Director	August 24, 2022	/s/ Lih Shyng Tsai	Director	August 24, 2022
Eric K. Brandt			Lih Shyng (Rick L.) Tsai

/s/ Michael R. Cannon	Director	August 24, 2022	/s/ Leslie F. Varon	Director	August 24, 2022
Michael R. Cannon			Leslie F. Varon

/s/ Catherine P. Lego	Director	August 24, 2022
Catherine P. Lego

Lam Research Corporation 2022 10-K 81