Form 10-Q
period 2022-09-25
LAM RESEARCH CORP
filed 2022-10-24
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2022
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 20, 2022, the Registrant had 136,379,336 shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 25, 2022	September 26, 2021
Revenue	$5,074,121	$4,304,465
Cost of goods sold	2,737,286	2,327,711
Gross margin	2,336,835	1,976,754
Research and development	433,375	382,327
Selling, general, and administrative	205,620	222,194
Total operating expenses	638,995	604,521
Operating income	1,697,840	1,372,233
Other income (expense), net	(43,095)	(28,857)
Income before income taxes	1,654,745	1,343,376
Income tax expense	(228,866)	(163,632)
Net income	$1,425,879	$1,179,744
Net income per share:
Basic	$10.42	$8.32
Diluted	$10.39	$8.27
Number of shares used in per share calculations:
Basic	136,891	141,743
Diluted	137,208	142,612

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2023 Q1 10-Q 3

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	September 25, 2022	September 26, 2021
Net income	$1,425,879	$1,179,744
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(33,609)	(4,032)
Cash flow hedges:
Net unrealized gains (losses) during the period	18,803	(9,005)
Net gains reclassified into net income	(9,297)	(3,542)
	9,506	(12,547)
Available-for-sale investments:
Net unrealized gains (losses) during the period	80	(2,405)
Net (gains) losses reclassified into net income	(53)	1,145
	27	(1,260)
Defined benefit plans, net change in unrealized component	293	199
Other comprehensive (loss) income, net of tax	(23,783)	(17,640)
Comprehensive income	$1,402,096	$1,162,104

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2023 Q1 10-Q 4

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 25, 2022	June 26, 2022
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$4,256,499	$3,522,001
Investments	120,551	135,731
Accounts receivable, less allowance of $5,536 as of September 25, 2022, and $5,606 as of June 26, 2022	4,569,735	4,313,818
Inventories	4,360,325	3,966,294
Prepaid expenses and other current assets	305,554	347,391
Total current assets	13,612,664	12,285,235
Property and equipment, net	1,718,791	1,647,587
Restricted cash and investments	250,955	251,534
Goodwill	1,514,547	1,515,113
Intangible assets, net	110,385	101,850
Other assets	1,513,940	1,394,313
Total assets	$18,721,282	$17,195,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$1,146,286	$1,011,208
Accrued expenses and other current liabilities	1,948,776	1,974,272
Deferred profit	1,951,210	1,571,898
Current portion of long-term debt and finance lease obligations	7,110	7,381
Total current liabilities	5,053,382	4,564,759
Long-term debt and finance lease obligations, less current portion	4,996,363	4,998,449
Income taxes payable	840,214	931,117
Other long-term liabilities	418,756	422,941
Total liabilities	11,308,715	10,917,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares as of September 25, 2022 and June 26, 2022; issued and outstanding, 136,374 shares as of September 25, 2022, and 136,975 shares as of June 26, 2022	136	137
Additional paid-in capital	7,492,822	7,414,916
Treasury stock, at cost; 157,773 shares as of September 25, 2022, and 157,087 shares as of June 26, 2022	(19,591,249)	(19,481,429)
Accumulated other comprehensive loss	(133,765)	(109,982)
Retained earnings	19,644,623	18,454,724
Total stockholders’ equity	7,412,567	6,278,366
Total liabilities and stockholders’ equity	$18,721,282	$17,195,632

(1)Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2023 Q1 10-Q 5

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	September 25, 2022	September 26, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,425,879	$1,179,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,751	79,874
Deferred income taxes	(133,616)	(13,023)
Equity-based compensation expense	71,110	58,099
Other, net	(2,751)	(8,690)
Changes in operating assets and liabilities	(246,785)	(838,480)
Net cash provided by operating activities	1,189,588	457,524
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(140,063)	(136,427)
Purchases of available-for-sale securities	—	(25,297)
Proceeds from maturities of available-for-sales securities	14,695	106,836
Proceeds from sales of available-for-sale securities	—	656,504
Other, net	(2,435)	(4,923)
Net cash (used for) provided by investing activities	(127,803)	596,693
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,854)	(6,338)
Treasury stock purchases	(109,779)	(1,236,753)
Dividends paid	(205,615)	(185,431)
Proceeds from issuance of common stock	6,796	742
Other, net	(489)	188
Net cash used for financing activities	(310,941)	(1,427,592)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(16,925)	(3,776)
Net increase (decrease) in cash, cash equivalents, and restricted cash	733,919	(377,151)
Cash, cash equivalents, and restricted cash at beginning of period	3,773,535	4,670,750
Cash, cash equivalents, and restricted cash at end of period	$4,507,454	$4,293,599
Schedule of non-cash transactions:
Accrued payables for stock repurchases	$88	$126
Accrued payables for capital expenditures	79,173	66,117
Dividends payable	235,980	211,216
Transfers of finished goods inventory to property and equipment	20,798	15,518

Reconciliation of cash, cash equivalents, and restricted cash	September 25, 2022	September 26, 2021
Cash and cash equivalents	$4,256,499	$4,042,151
Restricted cash and cash equivalents	250,955	251,448
Total cash, cash equivalents, and restricted cash	$4,507,454	$4,293,599

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2023 Q1 10-Q 6

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	September 25, 2022
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 26, 2022	136,975	$137	$7,414,916	$(19,481,429)	$(109,982)	$18,454,724	$6,278,366
Issuance of common stock	85	—	6,796	—	—	—	6,796
Purchase of treasury stock	(686)	(1)	—	(109,820)	—	—	(109,821)
Equity-based compensation expense	—	—	71,110	—	—	—	71,110
Net income	—	—	—	—	—	1,425,879	1,425,879
Other comprehensive loss	—	—	—	—	(23,783)	—	(23,783)
Cash dividends declared ($1.725 per common share)	—	—	—	—	—	(235,980)	(235,980)
Balance at September 25, 2022	136,374	$136	$7,492,822	$(19,591,249)	$(133,765)	$19,644,623	$7,412,567

	Three Months Ended
	September 26, 2021
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 27, 2021	142,501	$143	$7,052,962	$(15,646,701)	$(64,128)	$14,684,912	$6,027,188
Issuance of common stock	47	—	742	—	—	—	742
Purchase of treasury stock	(1,737)	(2)	—	(1,216,872)	—	—	(1,216,874)
Equity-based compensation expense	—	—	58,099	—	—	—	58,099
Net income	—	—	—	—	—	1,179,744	1,179,744
Other comprehensive loss	—	—	—	—	(17,640)	—	(17,640)
Cash dividends declared ($1.50 per common share)	—	—	—	—	—	(211,216)	(211,216)
Balance at September 26, 2021	140,811	$141	$7,111,803	$(16,863,573)	$(81,768)	$15,653,440	$5,820,043

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2023 Q1 10-Q 7

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2022
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 26, 2022, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended June 26, 2022 (the “2022 Form 10-K”). The Company’s reports on Form 10-K, Form 10-Q and Form 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts its reports on Form 10-K, Form 10-Q and Form 8-K on its corporate website at http://investor.lamresearch.com. The content on any website referred to in this Form 10-Q is not a part of or incorporated by reference in this Form 10-Q unless expressly noted.
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 25, 2023 and includes 52 weeks. The quarters ended September 25, 2022 (the “September 2022 quarter”) and September 26, 2021 included 13 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted or Effective
The Company has not adopted any new accounting standards during the first quarter of fiscal year 2023 that have a material impact on the Company’s Condensed Consolidated Financial Statements.
Updates Not Yet Effective
There are no new accounting pronouncements not yet adopted or effective that are expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.
NOTE 3 — REVENUE
Deferred Revenue
Revenue of $1,542.5 million included in deferred profit at June 26, 2022 was recognized during the three months ended September 25, 2022.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of September 25, 2022 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(In thousands)
Deferred revenue	$2,540,799	$200,655	(1)	$13,330	(1)	$2,754,784
(1)This amount is reported in Deferred profit on the Company's Condensed Consolidated Balance Sheets as the customers can demand the liability to be performed at any time.
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
Lam Research Corporation 2023 Q1 10-Q 8

The following table presents the Company’s revenues disaggregated between system and its customer support-related revenue:

	Three Months Ended
	September 25, 2022	September 26, 2021
	(In thousands)
System revenue	$3,181,987	$2,924,883
Customer support-related revenue and other	1,892,134	1,379,582
	$5,074,121	$4,304,465

System revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant product line.
The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended
	September 25, 2022	September 26, 2021
	(In thousands)
China	$1,530,475	$1,607,710
Taiwan	1,120,946	638,066
Korea	855,378	918,137
Southeast Asia	541,064	365,248
Japan	458,693	468,731
United States	304,977	228,211
Europe	262,588	78,362
	$5,074,121	$4,304,465

The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended
	September 25, 2022	September 26, 2021
Memory	52%	64%
Foundry	34%	25%
Logic/integrated device manufacturing	14%	11%
NOTE 4 — EQUITY-BASED COMPENSATION PLANS
The Lam Research Corporation 2015 Stock Incentive Plan, as amended, provides for the grant of non-qualified equity-based awards of the Company’s Common Stock to eligible employees and non-employee directors, including stock options, restricted stock units (“RSUs”), and market-based performance RSUs (“market-based PRSUs”). An option is a right to purchase Common Stock at a set price. An RSU award is an agreement to issue a set number of shares of Common Stock at the time of vesting. The Company’s market-based PRSUs contain both a market condition and a service condition. The Company’s option, RSU, and market-based PRSU awards typically vest over a period of three years. The Company also has an employee stock purchase plan that allows employees to purchase its Common Stock at a discount through payroll deductions.
Lam Research Corporation 2023 Q1 10-Q 9

The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 25, 2022	September 26, 2021
	(in thousands)
Equity-based compensation expense	$71,110	$58,099
Income tax benefit recognized related to equity-based compensation expense	$11,528	$8,208

NOTE 5 — OTHER INCOME (EXPENSE), NET
The significant components of other income (expense), net, are as follows:

	Three Months Ended
	September 25, 2022	September 26, 2021
	(in thousands)
Interest income	$15,056	$4,678
Interest expense	(46,052)	(45,056)
(Losses) gains on deferred compensation plan-related assets, net	(12,726)	7,437
Foreign exchange gains (losses), net	6,821	(17)
Other, net	(6,194)	4,101
	$(43,095)	$(28,857)

NOTE 6 — INCOME TAX EXPENSE
The Company’s provision for income taxes and effective tax rate are as follows:

	Three Months Ended
	September 25, 2022	September 26, 2021
	(in thousands, except percentages)
Income tax expense	$228,866	$163,632
Effective tax rate	13.8%	12.2%
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three months ended September 25, 2022 and September 26, 2021 was primarily due to income in lower tax jurisdictions.
The Internal Revenue Service (“IRS”) has examined the Company’s U.S. federal income tax return for the fiscal year ended June 24, 2018. As of September 25, 2022, the IRS has proposed adjustments resulting in a tax liability increase of approximately $50.0 million, which was previously reserved. The Company has agreed to pay the amount and has made a partial cash settlement in the September quarter with the remaining settlement expected to be paid based on the IRS requirements.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitation. The change in uncertain tax positions as a result of lapses of statutes of limitation may range up to $18.8 million.
Lam Research Corporation 2023 Q1 10-Q 10

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

	Three Months Ended
	September 25, 2022	September 26, 2021
	(in thousands, except per share data)
Numerator:
Net income	$1,425,879	$1,179,744
Denominator:
Basic average shares outstanding	136,891	141,743
Effect of potential dilutive securities:
Employee stock plans	317	869
Diluted average shares outstanding	137,208	142,612
Net income per share - basic	$10.42	$8.32
Net income per share - diluted	$10.39	$8.27

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The impact from potentially dilutive securities, including options and RSUs, was not material for the three months ended September 25, 2022 and September 26, 2021.
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
Lam Research Corporation 2023 Q1 10-Q 11

Level 2: Valuations based on observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active for identical assets or liabilities, or model-derived valuations techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
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
The Company’s primary financial instruments include its cash, cash equivalents, investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and leases, and foreign currency related derivative instruments. The estimated fair value of cash, time deposits, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of lease obligations approximate their carrying value as the majority of these obligations have interest rates that adjust to market rates on a periodic basis. The fair value of the Company’s senior notes is based on the quoted price (level 2); the fair value of the Company's senior notes have not changed materially to that disclosed in Note 14, “Long Term Debt and Other Borrowings,” to our Consolidated Financial Statements in Part II, Item 8 of our 2022 Form 10-K.
Equity Investments measured at fair value on a non-recurring basis
As of September 25, 2022, and June 26, 2022, equity investments of $126.0 million and $125.2 million, respectively, were reported in other assets in the Condensed Consolidated Balance Sheets. Net gains resulting from the application of the measurement alternative to the Company’s equity investments were immaterial for the three months ended September 25, 2022, and September 26, 2021.
Debt and Equity Investments measured at fair value on a recurring basis
The following tables set forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of September 25, 2022, and June 26, 2022:

	September 25, 2022
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Level 1:
Money market funds	$1,237,763	$—	$—	$1,237,763	$1,237,763	$—	$—	$—
Mutual funds	82,051	9,915	(2,518)	89,448	—	—	—	89,448
Level 1 Total	1,319,814	9,915	(2,518)	1,327,211	1,237,763	—	—	89,448
Level 2:
Corporate notes and bonds	122,644	—	(2,093)	120,551	—	120,551	—	—
Level 2 Total	122,644	—	(2,093)	120,551	—	120,551	—	—
Total subject to fair value hierarchy	$1,442,458	$9,915	$(4,611)	$1,447,762
Cash				$1,644,514	$1,643,586	$—	$928	$—
Time deposits				1,625,177	1,375,150	—	250,027	—
Total				$4,717,453	$4,256,499	$120,551	$250,955	$89,448

Lam Research Corporation 2023 Q1 10-Q 12

	June 26, 2022
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Level 1:
Money market funds	$712,076	$—	$—	$712,076	$712,076	$—	$—	$—
Mutual funds	84,851	12,027	(1,659)	95,219	—	—	—	95,219
Level 1 Total	796,927	12,027	(1,659)	807,295	712,076	—	—	95,219
Level 2:
Corporate notes and bonds	137,859	—	(2,128)	135,731	—	135,731	—	—
Level 2 Total	137,859	—	(2,128)	135,731	—	135,731	—	—
Total subject to fair value hierarchy	$934,786	$12,027	$(3,787)	$943,026
Cash				$1,017,253	$1,015,747	$—	$1,506	$—
Time deposits				2,044,206	1,794,178	—	250,028	—
Total				$4,004,485	$3,522,001	$135,731	$251,534	$95,219

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments.
The Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the income statement. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the income statement. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the income statement during the three months ended September 25, 2022 and September 26, 2021.
Gross realized gains/(losses) from sales of investments were insignificant in the three months ended September 25, 2022 and September 26, 2021.
The following is an analysis of the Company’s investments in unrealized loss positions:

	September 25, 2022
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mutual funds	$35,363	$(2,259)	$1,488	$(259)	$36,851	$(2,518)
Corporate notes and bonds	119,857	(2,093)	—	—	119,857	(2,093)
	$155,220	$(4,352)	$1,488	$(259)	$156,708	$(4,611)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities are as follows as of September 25, 2022:

	Cost	Fair Value
	(in thousands)
Due in one year or less	$2,937,758	$2,936,838
Due after one year through five years	47,826	46,653
	$2,985,584	$2,983,491

Lam Research Corporation 2023 Q1 10-Q 13

The Company has the ability, if necessary, to liquidate its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than 12 months from the date of purchase nonetheless are classified as short-term on the accompanying Condensed Consolidated Balance Sheets.
Derivative Instruments and Hedging
The Company’s hedging strategies and policies are unchanged to those disclosed in Note 9, “Financial Instruments,” to our Consolidated Financial Statements in Part II, Item 8 of our 2022 Form 10-K. The financial statement impacts from derivative instruments and hedging activities were not material as of and for the three months ended September 25, 2022 and September 26, 2021.
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
NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	September 25, 2022	June 26, 2022
	(in thousands)
Raw materials	$2,680,368	$2,401,490
Work-in-process	515,938	471,348
Finished goods	1,164,019	1,093,456
	$4,360,325	$3,966,294

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.5 billion as of September 25, 2022 and June 26, 2022. As of September 25, 2022 and June 26, 2022, $62.0 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Lam Research Corporation 2023 Q1 10-Q 14

Intangible Assets
The following table provides the Company’s intangible assets, other than goodwill:

	September 25, 2022			June 26, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$633,152	$(628,075)	$5,077	$633,252	$(627,376)	$5,876
Existing technology	676,701	(665,506)	11,195	676,924	(664,278)	12,646
Patents and other intangible assets	188,277	(94,164)	94,113	167,821	(84,493)	83,328
Total intangible assets	$1,498,130	$(1,387,745)	$110,385	$1,477,997	$(1,376,147)	$101,850

The Company recognized $11.6 million and $19.1 million in intangible asset amortization expense during the three months ended September 25, 2022 and September 26, 2021, respectively.
The estimated future amortization expense of intangible assets as of September 25, 2022, is reflected in the table below. The table excludes $28.9 million of capitalized costs for internal-use software that have not been placed into service.

Fiscal Year	Amount
(in thousands)
2023 (remaining 9 months)	$28,451
2024	25,452
2025	14,626
2026	6,429
2027	4,103
Thereafter	2,469
$81,530

NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 25, 2022	June 26, 2022
	(in thousands)
Accrued compensation	$487,304	$481,070
Warranty reserves	257,082	232,248
Income and other taxes payable	373,227	465,601
Dividend payable	235,980	205,615
Other	595,183	589,738
	$1,948,776	$1,974,272

NOTE 12 — LEASES
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
Lam Research Corporation 2023 Q1 10-Q 15

The Company has finance leases for certain improved properties in Fremont and Livermore, California (the “California Facility Leases”). The Company is required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of September 25, 2022.
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
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Refer to Note 12 - Leases for details regarding guarantees surrounding selected leases.
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of September 25, 2022, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of September 25, 2022, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $97.4 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of September 25, 2022, warranty reserves totaling $26.4 million were recognized in other long-term liabilities, the remainder were included in accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 25, 2022	September 26, 2021
	(in thousands)
Balance at beginning of period	$256,258	$191,758
Warranties issued during the period	88,213	70,672
Settlements made during the period	(64,896)	(60,292)
Changes in liability for warranties issued during the period	(1,269)	—
Changes in liability for pre-existing warranties	5,208	12,106
Balance at end of period	$283,514	$214,244

Lam Research Corporation 2023 Q1 10-Q 16

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
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased		Total Cost of Repurchase	Average Price Paid Per Share (1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 26, 2022					$5,514,636
Quarter ended September 25, 2022	675	(2)	$104,982	$432.74	$5,409,654

(1)    Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure below regarding the Company’s accelerated share repurchase activity during the three months ended September 25, 2022.
(2)    Includes shares received at final settlement of accelerated share repurchase agreements; see additional disclosures below regarding the Company’s accelerated share repurchase activity during the three months ended September 25, 2022.
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three months ended September 25, 2022, the Company acquired 11 thousand shares at a total cost of $4.8 million, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
Accelerated Share Repurchase Agreements
On June 2, 2022, the Company entered into an accelerated share repurchase agreement (the "June 2022 ASR") with two financial institutions to repurchase a total of $500 million of Common Stock. The Company took an initial delivery of approximately 717 thousand shares, which represented 75% of the prepayment amount divided by our closing stock price on June 2, 2022. The total number of shares received under the June 2022 ASR was based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the June 2022 ASR occurred in September 2022, resulting in the receipt of approximately 433 thousand additional shares, which yielded a weighted-average share price of $435.20 for the transaction period.
Lam Research Corporation 2023 Q1 10-Q 17

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, net of tax at September 25, 2022, as well as the activity for the three months ending September 25, 2022, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Gain or Loss on Cash flow hedges	Accumulated Unrealized Holding Gain or Loss on Available-For-Sale Investments	Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance at June 26, 2022	$(81,755)	$(12,330)	$(1,637)	$(14,260)	$(109,982)
Other comprehensive (loss) income before reclassifications	(33,609)	18,803	80	293	(14,433)
Gains reclassified from accumulated other comprehensive loss to net income (1)	—	(9,297)	(53)	—	(9,350)
Net current-period other comprehensive loss	(33,609)	9,506	27	293	(23,783)
Balance at September 25, 2022	$(115,364)	$(2,824)	$(1,610)	$(13,967)	$(133,765)

(1)    Amount of after-tax gains reclassified from AOCI into net income is not material in the aggregate, or to any individual location in our Condensed Consolidated Statements of Operations.
Lam Research Corporation 2023 Q1 10-Q 18

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment; trends and opportunities in the semiconductor industry, including in the end markets and applications for semiconductors, and in device complexity; growth or decline in the industry and the market for, and spending on, wafer fabrication equipment; the anticipated levels of, and rates of change in, margins, market share, served addressable market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; the makeup of our customer base; customer and end user requirements and our ability to satisfy those requirements; customer spending and demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our products and services; our competition, and our ability to defend our market share and to gain new market share; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; our supply chain and the role of suppliers in our business, including the impacts of supply chain constraints and material costs; our leadership and competency, and our ability to facilitate innovation; our research and development programs; our ability to create sustainable differentiation; technology inflections in the industry and our ability to identify those inflections and to invest in research and development programs to meet them; our ability to deliver multi-product solutions; the resources invested to comply with evolving standards and the impact of such efforts; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); hedging transactions; debt or financing arrangements; our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our strategic relevance with our customers; our ability to scale our operations to respond to changes in our business; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; the impact of the COVID-19 pandemic; and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 26, 2022 (our “2022 Form 10-K”), and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three months ended September 25, 2022, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2022 Form 10-K.
Lam Research Corporation 2023 Q1 10-Q 19

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
Overall calendar year 2022 continues to be a solid investment year in wafer fabrication equipment spending driven by robust secular demand for semiconductors and increasing complexity in manufacturing NAND, DRAM, and foundry logic devices. However, the demand environment, particularly in memory, has been weakening recently, and as a result, we expect a reduction in wafer fabrication equipment spending in calendar year 2023. Additionally, the United States government has recently imposed new controls, including expanded export license requirements that significantly impact trade with China for the shipment of wafer fabrication equipment and related parts and services. We expect these regulatory conditions, on top of the slowing economic environment, to negatively impact our financial results in the December 2022 quarter and in calendar year 2023. We also estimate that our deferred revenue balances will trend down in the December quarter. Over the longer term, we believe that secular demand for semiconductors combined with technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will drive sustainable growth and lead to an increase in the served addressable market for our products and services in the deposition, etch, and clean businesses.
During the quarter-ended September 25, 2022, customer demand remained strong, and we further increased our production output levels from the June quarter as a result of improving supply chain conditions. Although we have seen improvements in both our operations and those of our suppliers, we continue to expect supply shortages as well as inflationary cost pressures to persist in at least the near term. Risks and uncertainties related to the COVID-19 pandemic, supply chain challenges, and inflationary pressures may continue to negatively impact our revenue and gross margin.

Lam Research Corporation 2023 Q1 10-Q 20

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	September 25, 2022	June 26, 2022
	(in thousands, except per share data and percentages)
Revenue	$5,074,121	$4,635,554
Gross margin	$2,336,835	$2,100,512
Gross margin as a percent of total revenue	46.1%	45.3%
Total operating expenses	$638,995	$621,159
Net income	$1,425,879	$1,208,934
Diluted net income per share	$10.39	$8.74
In the September 2022 quarter, revenue increased 9.5% compared to the June 2022 quarter, driven by increases in both systems revenue and customer support-related revenue partnered with increased factory output, reflective of the improving supply chain environment. Deferred revenue at the end of the September 2022 quarter increased to $2,755 million compared to $2,198 million as of the end of the June 2022 quarter. We aim to balance the requirements of our customers with the availability of resources, as well as performance to our operational and financial objectives. As a result, from time to time, we exercise discretion and judgment as to the timing and prioritization of manufacturing and deliveries of products, which has impacted, including in the current quarter, and may in the future impact, the timing of revenue recognition with respect to such products.
The increase in gross margin as a percentage of revenue in the September 2022 quarter compared to the June 2022 quarter was primarily a result of increased factory output and favorable customer and product mix, partially offset by higher levels of manufacturing-related spending as a result of continued inflationary pressures. The increase in operating expenses in the September 2022 quarter compared to the June 2022 quarter was primarily driven by increases in employee-related expenses.
Our cash and cash equivalents, investments, and restricted cash and investments balances increased to $4.6 billion at the end of the September 2022 quarter compared to $3.9 billion at the end of the June 2022 quarter. This increase was primarily the result of $1,189.6 million of cash generated from operating activities, partially offset by $205.6 million of dividends paid to stockholders; $140.1 million of capital expenditures, and $109.8 million of share repurchases, including net share settlement on employee stock-based compensation. Employee headcount as of September 25, 2022 was approximately 18,700.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended
	September 25, 2022	June 26, 2022	September 26, 2021
Revenue (in millions)	$5,074	$4,636	$4,304
China	30%	31%	37%
Taiwan	22%	19%	15%
Korea	17%	24%	21%
Southeast Asia	11%	5%	8%
Japan	9%	6%	11%
United States	6%	8%	6%
Europe	5%	7%	2%
Revenue for the September 2022 quarter increased 9.5% from the June 2022 quarter reflecting increased customer spending on capital equipment and increasing factory output levels.
Lam Research Corporation 2023 Q1 10-Q 21

The following table presents our revenue disaggregated between system and customer support-related revenue:

	Three Months Ended
	September 25, 2022	June 26, 2022	September 26, 2021
	(In thousands)
System revenue	$3,181,987	$3,006,374	$2,924,883
Customer support-related revenue and other	1,892,134	1,629,180	1,379,582
	$5,074,121	$4,635,554	$4,304,465

Please refer to Note 3, “Revenue,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets we serve:

	Three Months Ended
	September 25, 2022	June 26, 2022	September 26, 2021
Memory	52%	54%	64%
Foundry	34%	26%	25%
Logic/integrated device manufacturing	14%	20%	11%
Gross Margin

	Three Months Ended
	September 25, 2022	June 26, 2022	September 26, 2021
	(in thousands, except percentages)
Gross margin	$2,336,835	$2,100,512	$1,976,754
Percent of revenue	46.1%	45.3%	45.9%
Gross margin as a percentage of revenue was higher in the September 2022 quarter compared to the June 2022 quarter primarily as a result of increased factory output and favorable customer and product mix, partially offset by increased manufacturing-related spending as a result of ongoing inflationary pressures.
The increase in gross margin as a percentage of revenue in the three months ended September 2022 compared to the same period in the prior year was primarily driven by favorable customer and product mix and improved factory utilization, offset by higher levels of manufacturing-related spending as a result of increased inflationary pressures.
Research and Development

	Three Months Ended
	September 25, 2022	June 26, 2022	September 26, 2021
	(in thousands, except percentages)
Research & development (“R&D”)	$433,375	$411,157	$382,327
Percent of revenue	8.5%	8.9%	8.9%
We continued to make significant R&D investments in the September 2022 quarter focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. The increase in R&D expense in the September 2022 quarter compared to the June 2022 quarter was primarily driven by increases in employee-related costs.
The increase in R&D expense in the three months ended September 2022 compared to the same period in the prior year was primarily driven by increases in employee-related expenses mainly as a result of increased headcount and increases in spending for supplies.
Lam Research Corporation 2023 Q1 10-Q 22

Selling, General, and Administrative

	Three Months Ended
	September 25, 2022	June 26, 2022	September 26, 2021
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$205,620	$210,002	$222,194
Percent of revenue	4.1%	4.5%	5.2%
SG&A expense during the September 2022 quarter decreased in comparison to the June 2022 quarter, primarily driven by a decrease in amortization for acquired intangible assets as the intangible assets associated with our Novellus Systems, Inc. transaction have fully amortized, partially offset by increases in employee-related costs.
SG&A expense during the three months ended September 2022 decreased compared to the same period in the prior year, primarily driven by a decrease in amortization for acquired intangible assets as the intangible assets associated with our Novellus Systems, Inc. transaction have fully amortized.
Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended
	September 25, 2022	June 26, 2022	September 26, 2021
	(in thousands)
Interest income	$15,056	$6,221	$4,678
Interest expense	(46,052)	(46,228)	(45,056)
(Losses) gains on deferred compensation plan-related assets, net	(12,726)	(32,316)	7,437
Foreign exchange gains (losses), net	6,821	(2,380)	(17)
Other, net	(6,194)	(45,745)	4,101
	$(43,095)	$(120,448)	$(28,857)

Interest income increased in the September 2022 quarter as compared to the June 2022 quarter due to higher average yields and higher cash balances. Interest income increased for the three months ended September 25, 2022, compared to the same period in 2021, primarily as a result of higher yields.
Interest expense remained relatively flat in the periods presented as our debt balances remained flat.
The gains and losses on deferred compensation plan-related assets in the periods presented were driven by fluctuations in the fair market value of the underlying funds.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures.
The losses in other, net for the three months ended September 25, 2022, were lower compared to three months ended June 26, 2022, primarily as a result of an individually significant equity investment that was disposed of during the three months ended June 26, 2022. The gain and losses (net) compared to the same period in 2021 were driven by fluctuations in the fair market value of equity investments.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended
	September 25, 2022	June 26, 2022	September 26, 2021
	(in thousands, except percentages)
Income tax expense	$228,866	$149,971	$163,632
Effective tax rate	13.8%	11.0%	12.2%
Lam Research Corporation 2023 Q1 10-Q 23

The increase in the effective tax rate for the September 2022 quarter compared to the June 2022 quarter and compared to the same period in the prior year was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States. International pre-tax income is taxable in the United States at a lower effective tax rate than the federal statutory tax rate. Please refer to Note 7, “Income Taxes,” to our Consolidated Financial Statements in Part II, Item 8 of our 2022 Form 10-K for additional information.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to our “Critical Accounting Policies and Estimates” included in Part II, Item 7 of our 2022 Form 10-K for a discussion of our critical accounting policies and estimates.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Condensed Consolidated Financial Statements, see Note 2 - Recent Accounting Pronouncements, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $4.6 billion at September 25, 2022 compared to $3.9 billion as of June 26, 2022. This increase was primarily driven by $1,189.6 million of cash generated from operating activities, partially offset by $205.6 million in dividends paid, $140.1 million of capital expenditures, and $109.8 million of share repurchases, including net share settlement on employee stock-based compensation.
Net cash provided by operating activities of $1,189.6 million during the three months ended September 25, 2022, consisted of (in thousands):

Net income	$1,425,879
Non-cash charges:
Depreciation and amortization	75,751
Equity-based compensation expense	71,110
Deferred income taxes	(133,616)
Changes in operating asset and liability accounts	(246,785)
Other	(2,751)
$1,189,588

Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in inventory of $415.1 million, accounts receivable of $261.2 million, along with a decrease in accrued expenses and other liabilities of $176.2 million. The uses of cash are offset by the following sources of cash: increases in deferred profit of $379.3 million and trade accounts payable of $132.9 million, along with a decrease in prepaid expense and other assets of $93.6 million.
Cash Flow from Investing Activities
Net cash used for investing activities during the three months ended September 25, 2022, was $127.8 million, primarily consisting of $140.1 million in capital expenditures, partially offset by net proceeds from maturities of available-for-sale securities of $14.7 million.
Cash Flow from Financing Activities
Net cash used for financing activities during the three months ended September 25, 2022, was $310.9 million, primarily consisting of $205.6 million in dividends paid, and $109.8 million in treasury stock repurchases, including net share settlement on employee stock-based compensation, partially offset by $6.8 million combined proceeds from issuance of common stock.
Lam Research Corporation 2023 Q1 10-Q 24

Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of September 25, 2022, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
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
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2022 Form 10-K. Our exposure related to market risk has not changed materially since June 26, 2022.
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of September 25, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Lam Research Corporation 2023 Q1 10-Q 25

PART II.    OTHER INFORMATION
ITEM 1.    Legal Proceedings
Please refer to the subsection entitled “Legal Proceedings” within Note 13 “Commitments and Contingencies," to our Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
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
Lam Research Corporation 2023 Q1 10-Q 26

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
Lam Research Corporation 2023 Q1 10-Q 27

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
Lam Research Corporation 2023 Q1 10-Q 28

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
Lam Research Corporation 2023 Q1 10-Q 29

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
Lam Research Corporation 2023 Q1 10-Q 30

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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part I Item 2. Results of Operations of this quarterly report on Form 10-Q, accounted for approximately 94%, 92%, and 94% of total revenue in the three months ended September 25, 2022 and fiscal years 2022, and 2021, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
Lam Research Corporation 2023 Q1 10-Q 31

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
There is inherent risk, based on the complex relationships among China, Japan, Korea, Taiwan, and the United States, that political, diplomatic and national security influences can lead to trade disputes, impacts and/or disruptions, in particular those affecting the semiconductor industry. This can adversely affect our business with China, Japan, Korea, and/or Taiwan and perhaps the entire Asia Pacific region or global economy. A significant trade dispute, impact and/or disruption in any area where we do business could have a materially adverse impact on our future revenue and profits.
Tariffs, export controls, additional taxes, trade barriers, sanctions, the termination or modification of trade agreements, trade zones, and other duty mitigation initiatives, and any reciprocal retaliatory actions, can increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, disrupt our supply chain operations, or inhibit our ability to sell products or provide services, which has had and in the future could have a material adverse effect on our business, results of operations, or financial conditions. Certain of our international sales depend on our ability to obtain export licenses from the U.S. or foreign governments, and our inability to obtain such licenses, or an expansion of the number or kinds of sales for which export licenses are required, has limited and could in the future further limit the market for our products and has had and could in the future have an adverse impact on our revenues. As is discussed below under the heading “Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China,” the U.S. government has recently imposed new controls, including expanded export license requirements, that significantly impact trade with China. In addition, the U.S. government has an ongoing process of assessing technologies that may be subject to new or additional export controls, and it is possible that such additional controls, if and when imposed, could further adversely impact our ability to sell our products outside the U.S. The implementation by the U.S. government of broad export controls restricting access to our technology (such as recent controls limiting exports to China) may cause customers with international operations to reconsider their use of and reliance on our products, which could adversely impact our future revenue and profits. Furthermore, there are risks that foreign governments may, among other things, take retaliatory actions; insist on the use of local suppliers; compel companies to partner with local companies to design and supply equipment on a local basis, requiring the transfer of intellectual property rights and/or local manufacturing; utilize their influence over their judicial systems to respond to intellectual property disputes or issues; and provide special incentives to government-backed local customers to buy from local competitors, even if their products are inferior to ours; all of which could adversely impact our revenues and margins.
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
Lam Research Corporation 2023 Q1 10-Q 32

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
Lam Research Corporation 2023 Q1 10-Q 33

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
LEGAL, REGULATORY AND TAX RISKS
Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 30%, 31%, and 35% of our total revenue for the three months ended September 25, 2022 and fiscal years 2022 and 2021, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. Recently, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. Most recently, the U.S. government has enacted new rules aimed at restricting China’s ability to manufacture advanced semiconductors, which include restrictions on exports, reexports or transfers to, or shipping, transmitting, transferring, or facilitating such movement to, or performing services at, customer facilities in China engaged in certain technology end-uses, without appropriate authorizations obtained from U.S. authorities. In addition, the U.S. Department of Commerce has enacted new rules that have expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses; has added additional Chinese companies to its restricted entity list and unverified list under suspicion of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns (including Semiconductor Manufacturing International Corporation, or SMIC, and related entities, and Yangtze Memory Technologies Co., Ltd., or YMTC, and related entities); and has expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, such as SMIC, YMTC and ChangXin Memory Technologies, Inc., and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including but not limited to Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation,
Lam Research Corporation 2023 Q1 10-Q 34

interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our results of operations.
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
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. In general, the provisions of the IRA will be effective beginning with our fiscal year 2024, with certain exceptions. The IRA includes a new 15% corporate minimum tax as well as a 1% excise tax on corporate stock repurchases applicable to repurchases after December 31, 2022. We have evaluated the potential impacts of the IRA and do not expect it to have a material impact on our effective tax rate. However we expect future guidance from the Treasury Department and will further analyze when the guidance is issued.
Lam Research Corporation 2023 Q1 10-Q 35

Recommendations made by the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting project have the potential to lead to changes in the tax laws in numerous countries. In addition, President Joseph Biden has made several corporate income tax proposals, including changes in the taxation of non-U.S. income. If enacted, such changes could have a material impact on our effective tax rate.
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
Lam Research Corporation 2023 Q1 10-Q 36

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
•sell certain assets; and
•merge or consolidate with any person.
Lam Research Corporation 2023 Q1 10-Q 37

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
Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 26, 2022					$5,514,636
June 27, 2022 - July 24, 2022	3	$424.68		—	5,514,636
July 25, 2022 - August 21, 2022	3	$502.11		—	5,514,636
August 22, 2022 - September 25, 2022	680	$432.63		675	5,409,654
Quarter ended September 25, 2022	686	$433.47	(3)	675	$5,409,654

(1)    During the three months ended September 25, 2022, we acquired 11 thousand shares at a total cost of $4.8 million, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.
(2)    Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure below regarding our accelerated share repurchase activity during the three months ended September 25, 2022.
(3)    Average price paid per share presented is for the quarter ended September 25, 2022.
Accelerated Share Repurchase Agreements
On June 2, 2022, we entered into an accelerated share repurchase agreement (the "June 2022 ASR") with two financial institutions to repurchase a total of $500 million of Common Stock. We took an initial delivery of approximately 717 thousand shares, which represented 75% of the prepayment amount divided by our closing stock price on June 2, 2022. The total number of shares received under the June 2022 ASR will be based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the June 2022 ASR occurred in September 2022, resulting in the receipt of approximately 433 thousand additional shares, which yielded a weighted-average share price of $435.20 for the transaction period.
Lam Research Corporation 2023 Q1 10-Q 38

ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.
Lam Research Corporation 2023 Q1 10-Q 39

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

Lam Research Corporation 2023 Q1 10-Q 40

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 24, 2022	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Lam Research Corporation 2023 Q1 10-Q 41