Form 10-Q
period 2022-12-25
LAM RESEARCH CORP
filed 2023-01-30
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2022
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 26, 2023, the Registrant had 134,936,209 shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Revenue	$5,277,569	$4,226,604	$10,351,690	$8,531,069
Cost of goods sold	2,901,220	2,248,688	5,638,506	4,576,399
Gross margin	2,376,349	1,977,916	4,713,184	3,954,670
Research and development	462,385	403,644	895,760	785,971
Selling, general, and administrative	233,802	236,133	439,422	458,327
Total operating expenses	696,187	639,777	1,335,182	1,244,298
Operating income	1,680,162	1,338,139	3,378,002	2,710,372
Other income (expense), net	(28,234)	17,999	(71,329)	(10,858)
Income before income taxes	1,651,928	1,356,138	3,306,673	2,699,514
Income tax expense	(183,421)	(161,308)	(412,287)	(324,940)
Net income	$1,468,507	$1,194,830	$2,894,386	$2,374,574
Net income per share:
Basic	$10.80	$8.50	$21.21	$16.82
Diluted	$10.77	$8.44	$21.16	$16.71
Number of shares used in per share calculations:
Basic	136,018	140,630	136,455	141,187
Diluted	136,339	141,530	136,774	142,071

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2023 Q2 10-Q 3

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Net income	$1,468,507	$1,194,830	$2,894,386	$2,374,574
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	41,470	(9,820)	7,861	(13,852)
Cash flow hedges:
Net unrealized (losses) gains during the period	(18,618)	12,792	185	3,787
Net losses (gains) reclassified into net income	1,273	(7,904)	(8,024)	(11,446)
	(17,345)	4,888	(7,839)	(7,659)
Available-for-sale investments:
Net unrealized gains (losses) during the period	490	(785)	570	(3,190)
Net losses (gains) reclassified into net income	—	345	(53)	1,490
	490	(440)	517	(1,700)
Defined benefit plans, net change in unrealized component	279	(1,006)	572	(807)
Other comprehensive income (loss), net of tax	24,894	(6,378)	1,111	(24,018)
Comprehensive income	$1,493,401	$1,188,452	$2,895,497	$2,350,556

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2023 Q2 10-Q 4

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 25, 2022	June 26, 2022
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$4,484,716	$3,522,001
Investments	103,130	135,731
Accounts receivable, less allowance of $5,411 as of December 25, 2022, and $5,606 as of June 26, 2022	4,070,088	4,313,818
Inventories	4,819,966	3,966,294
Prepaid expenses and other current assets	230,888	347,391
Total current assets	13,708,788	12,285,235
Property and equipment, net	1,863,155	1,647,587
Restricted cash and investments	251,344	251,534
Goodwill	1,620,437	1,515,113
Intangible assets, net	184,781	101,850
Other assets	1,577,876	1,394,313
Total assets	$19,206,381	$17,195,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$919,408	$1,011,208
Accrued expenses and other current liabilities	2,068,370	1,974,272
Deferred profit	1,551,918	1,571,898
Current portion of long-term debt and finance lease obligations	7,226	7,381
Total current liabilities	4,546,922	4,564,759
Long-term debt and finance lease obligations, less current portion	4,996,057	4,998,449
Income taxes payable	862,405	931,117
Other long-term liabilities	496,362	422,941
Total liabilities	10,901,746	10,917,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares as of December 25, 2022 and June 26, 2022; issued and outstanding, 135,403 shares as of December 25, 2022, and 136,975 shares as of June 26, 2022	135	137
Additional paid-in capital	7,606,149	7,414,916
Treasury stock, at cost; 158,775 shares as of December 25, 2022, and 157,087 shares as of June 26, 2022	(20,071,931)	(19,481,429)
Accumulated other comprehensive loss	(108,871)	(109,982)
Retained earnings	20,879,153	18,454,724
Total stockholders’ equity	8,304,635	6,278,366
Total liabilities and stockholders’ equity	$19,206,381	$17,195,632

(1)Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2023 Q2 10-Q 5

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended
	December 25, 2022	December 26, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,894,386	$2,374,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,165	161,579
Deferred income taxes	(140,296)	(26,573)
Equity-based compensation expense	144,194	120,933
Other, net	9,978	(75,204)
Changes in operating assets and liabilities	(739,652)	(657,279)
Net cash provided by operating activities	2,329,775	1,898,030
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(303,441)	(274,920)
Business acquisitions, net of cash acquired	(119,955)	—
Purchases of available-for-sale securities	—	(268,457)
Proceeds from maturities of available-for-sales securities	32,438	134,096
Proceeds from sales of available-for-sale securities	—	1,197,575
Other, net	(4,092)	(5,518)
Net cash (used for) provided by investing activities	(395,050)	782,776
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(18,936)	(8,036)
Treasury stock purchases	(566,055)	(1,651,568)
Dividends paid	(441,595)	(396,647)
Reissuance of treasury stock related to employee stock purchase plan	44,996	46,380
Proceeds from issuance of common stock	7,673	4,193
Other, net	764	(17)
Net cash used for financing activities	(973,153)	(2,005,695)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	953	(8,454)
Net increase in cash, cash equivalents, and restricted cash	962,525	666,657
Cash, cash equivalents, and restricted cash at beginning of period	3,773,535	4,670,750
Cash, cash equivalents, and restricted cash at end of period	$4,736,060	$5,337,407
Schedule of non-cash transactions:
Accrued payables for stock repurchases	$30,125	$20,103
Accrued payables for capital expenditures	94,494	96,425
Dividends payable	233,977	210,587
Transfers of finished goods inventory to property and equipment	56,932	55,322

Reconciliation of cash, cash equivalents, and restricted cash	December 25, 2022	December 26, 2021
Cash and cash equivalents	$4,484,716	$5,086,544
Restricted cash and cash equivalents	251,344	250,863
Total cash, cash equivalents, and restricted cash	$4,736,060	$5,337,407

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2023 Q2 10-Q 6

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	December 25, 2022
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 25, 2022	136,374	$136	$7,492,822	$(19,591,249)	$(133,765)	$19,644,623	$7,412,567
Issuance of common stock	31	—	877	—	—	—	877
Purchase of treasury stock	(1,133)	(1)	—	(486,312)	—	—	(486,313)
Reissuance of treasury stock	131	—	39,366	5,630	—	—	44,996
Equity-based compensation expense	—	—	73,084	—	—	—	73,084
Net income	—	—	—	—	—	1,468,507	1,468,507
Other comprehensive income	—	—	—	—	24,894	—	24,894
Cash dividends declared ($1.725 per common share)	—	—	—	—	—	(233,977)	(233,977)
Balance at December 25, 2022	135,403	$135	$7,606,149	$(20,071,931)	$(108,871)	$20,879,153	$8,304,635

	Six Months Ended
	December 25, 2022
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 26, 2022	136,975	$137	$7,414,916	$(19,481,429)	$(109,982)	$18,454,724	$6,278,366
Issuance of common stock	116	—	7,673	—	—	—	7,673
Purchase of treasury stock	(1,819)	(2)	—	(596,132)	—	—	(596,134)
Reissuance of treasury stock	131	—	39,366	5,630	—	—	44,996
Equity-based compensation expense	—	—	144,194	—	—	—	144,194
Net income	—	—	—	—	—	2,894,386	2,894,386
Other comprehensive income	—	—	—	—	1,111	—	1,111
Cash dividends declared ($3.450 per common share)	—	—	—	—	—	(469,957)	(469,957)
Balance at December 25, 2022	135,403	$135	$7,606,149	$(20,071,931)	$(108,871)	$20,879,153	$8,304,635

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2023 Q2 10-Q 7

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

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2023 Q2 10-Q 8

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2022
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 26, 2022, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended June 26, 2022 (the “2022 Form 10-K”). The Company’s reports on Form 10-K, Form 10-Q and Form 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts its reports on Form 10-K, Form 10-Q and Form 8-K on its corporate website at https://investor.lamresearch.com. The content on any website referred to in this Form 10-Q is not a part of or incorporated by reference in this Form 10-Q unless expressly noted.
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 25, 2023 and includes 52 weeks. The quarters ended December 25, 2022 (the “December 2022 quarter”) and December 26, 2021 included 13 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted or Effective
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, “ Reference Rate Reform (Topic 848),” which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from reference rate reform. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” extending the relief offered in this series of ASUs through December 31, 2024.
In December 2022, the Company executed Amendment No. 1 To Second Amended and Restated Credit Agreement, the primary purpose of which was to change the reference rate for borrowings under the Credit Agreement by replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”). The Company applied practical expedients provided in Topic 848 allowing for the changes in contractual terms to be accounted for prospectively. These modifications had no significant impact on our financial statements. Refer to Note 12 - Long-term debt and other borrowings for further information regarding the terms of the Credit Agreement.
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities (e.g., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers” as if the acquirer had originated the contracts. The guidance is applied prospectively to acquisitions occurring on or after the effective date. The Company early adopted ASU No. 2021-08 during the quarter ended December 25, 2022. The adoption of the new standard did not have a material impact on the Company’s Condensed Consolidated financial statements.
Updates Not Yet Effective
There are no new accounting pronouncements not yet adopted or effective that are expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.
Lam Research Corporation 2023 Q2 10-Q 9

NOTE 3 — REVENUE
Deferred Revenue
Revenue of $190.2 million and $1,732.7 million included in deferred profit at June 26, 2022 was recognized during the three and six months ended December 25, 2022, respectively.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of December 25, 2022 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(In thousands)
Deferred revenue	$1,753,188	$228,288	(1)	$2,557	(1)	$1,984,033
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
The following table presents the Company’s revenues disaggregated between system and its customer support-related revenue:

	Three Months Ended		Six Months Ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
	(In thousands)
System revenue	$3,547,518	$2,740,173	$6,729,505	$5,665,056
Customer support-related revenue and other	1,730,051	1,486,431	3,622,185	2,866,013
	$5,277,569	$4,226,604	$10,351,690	$8,531,069

System revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant product line.
The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended		Six Months Ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
	(In thousands)
China	$1,263,507	$1,080,973	$2,793,982	$2,688,683
Korea	1,077,052	1,068,220	1,932,430	1,986,357
Taiwan	991,173	773,121	2,112,119	1,411,187
Japan	575,945	513,936	1,034,638	982,667
Southeast Asia	528,836	364,382	1,069,900	729,630
United States	503,238	244,798	808,215	473,009
Europe	337,818	181,174	600,406	259,536
	$5,277,569	$4,226,604	$10,351,690	$8,531,069

Lam Research Corporation 2023 Q2 10-Q 10

The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended		Six Months Ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Memory	50%	58%	50%	61%
Foundry	31%	31%	33%	28%
Logic/integrated device manufacturing	19%	11%	17%	11%
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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
	(in thousands)
Equity-based compensation expense	$73,084	$62,834	$144,194	$120,933
Income tax benefit recognized related to equity-based compensation expense	$8,676	$9,014	$20,204	$17,222

NOTE 5 — OTHER INCOME (EXPENSE), NET
The significant components of other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
	(in thousands)
Interest income	$26,125	$2,372	$41,181	$7,050
Interest expense	(46,661)	(46,765)	(92,713)	(91,821)
Gains (losses) on deferred compensation plan-related assets, net	10,871	(56)	(1,855)	7,381
Foreign exchange (losses) gains, net	(10,114)	731	(3,293)	714
Other, net	(8,455)	61,717	(14,649)	65,818
	$(28,234)	$17,999	$(71,329)	$(10,858)

Other, net includes an unrealized gain totaling $46.6 million associated with an equity investee that became publicly traded during the three and six months ended December 26, 2021. Refer to Note 8 - Financial Instruments for additional information regarding the Company’s investments.
Lam Research Corporation 2023 Q2 10-Q 11

NOTE 6 — INCOME TAX EXPENSE
The Company’s provision for income taxes and effective tax rate are as follows:

	Three Months Ended		Six Months Ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
	(in thousands, except percentages)
Income tax expense	$183,421	$161,308	$412,287	$324,940
Effective tax rate	11.1%	11.9%	12.5%	12.0%
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three and six months ended December 25, 2022 and December 26, 2021 was primarily due to income in lower tax jurisdictions.
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
The IRS is examining the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2019, and June 28, 2020. As of December 25, 2022, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitation. The change in uncertain tax positions as a result of lapses of statutes of limitation may range up to $18.4 million.
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

	Three Months Ended		Six Months Ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
	(in thousands, except per share data)
Numerator:
Net income	$1,468,507	$1,194,830	$2,894,386	$2,374,574
Denominator:
Basic average shares outstanding	136,018	140,630	136,455	141,187
Effect of potential dilutive securities:
Employee stock plans	321	900	319	884
Diluted average shares outstanding	136,339	141,530	136,774	142,071
Net income per share - basic	$10.80	$8.50	$21.21	$16.82
Net income per share - diluted	$10.77	$8.44	$21.16	$16.71

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The impact from potentially dilutive securities, including options and RSUs, was not material for the three and six months ended December 25, 2022 and December 26, 2021.
Lam Research Corporation 2023 Q2 10-Q 12

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
The Company’s primary financial instruments include its cash, cash equivalents, investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and leases, and foreign currency related derivative instruments. The estimated fair value of cash, time deposits, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of lease obligations approximate their carrying value as the majority of these obligations have interest rates that adjust to market rates on a periodic basis. The fair value of the Company’s senior notes is based on the quoted price (level 2); the fair value of the Company's senior notes have not changed materially to that disclosed in Note 14, “Long Term Debt and Other Borrowings,” to the Company’s Consolidated Financial Statements in Part II, Item 8 of our 2022 Form 10-K.
Equity Investments measured at fair value on a non-recurring basis
As of December 25, 2022, and June 26, 2022, equity investments of $121.3 million and $125.2 million, respectively, were reported in other assets in the Condensed Consolidated Balance Sheets.
Lam Research Corporation 2023 Q2 10-Q 13

With the exception of one equity investee that became publicly traded during the three and six months ended December 26, 2021, net gains resulting from the application of the measurement alternative to the Company’s equity investments were immaterial for the three and six months ended December 25, 2022, and December 26, 2021. Refer to Note 5 - Other Income (Expense), net for additional information regarding the gain associated with an equity investee that became publicly traded in the three and six months ended December 26, 2021.
Debt and Equity Investments measured at fair value on a recurring basis
The following tables set forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of December 25, 2022, and June 26, 2022:

	December 25, 2022
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Level 1:
Money market funds	$1,034,870	$—	$—	$1,034,870	$1,033,219	$—	$—	$1,651
Mutual funds	81,889	12,051	(2,801)	91,139	—	—	—	91,139
Level 1 Total	1,116,759	12,051	(2,801)	1,126,009	1,033,219	—	—	92,790
Level 2:
Corporate notes and bonds	104,585	4	(1,459)	103,130	—	103,130	—	—
Level 2 Total	104,585	4	(1,459)	103,130	—	103,130	—	—
Total subject to fair value hierarchy	$1,221,344	$12,055	$(4,260)	$1,229,139
Cash				$2,022,649	$2,021,333	$—	$1,316	$—
Time deposits				1,680,192	1,430,164	—	250,028	—
Total				$4,931,980	$4,484,716	$103,130	$251,344	$92,790

	June 26, 2022
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Level 1:
Money market funds	$712,076	$—	$—	$712,076	$712,076	$—	$—	$—
Mutual funds	84,851	12,027	(1,659)	95,219	—	—	—	95,219
Level 1 Total	796,927	12,027	(1,659)	807,295	712,076	—	—	95,219
Level 2:
Corporate notes and bonds	137,859	—	(2,128)	135,731	—	135,731	—	—
Level 2 Total	137,859	—	(2,128)	135,731	—	135,731	—	—
Total subject to fair value hierarchy	$934,786	$12,027	$(3,787)	$943,026
Cash				$1,017,253	$1,015,747	$—	$1,506	$—
Time deposits				2,044,206	1,794,178	—	250,028	—
Total				$4,004,485	$3,522,001	$135,731	$251,534	$95,219

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments.
The Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the income statement. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the income statement. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the income statement during the three and six months ended December 25, 2022 and December 26, 2021.
Lam Research Corporation 2023 Q2 10-Q 14

Gross realized gains/(losses) from sales of investments were insignificant in the three and six months ended December 25, 2022 and December 26, 2021.
The following is an analysis of the Company’s investments in unrealized loss positions:

	December 25, 2022
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mutual funds	$29,021	$(2,526)	$1,468	$(275)	$30,489	$(2,801)
Corporate notes and bonds	80,426	(1,215)	18,526	(244)	98,952	(1,459)
	$109,447	$(3,741)	$19,994	$(519)	$129,441	$(4,260)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities are as follows as of December 25, 2022:

	Cost	Fair Value
	(in thousands)
Due in one year or less	$2,790,470	$2,789,635
Due after one year through five years	27,526	26,906
	$2,817,996	$2,816,541

The Company has the ability, if necessary, to liquidate its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than 12 months from the date of purchase nonetheless are classified as short-term on the accompanying Condensed Consolidated Balance Sheets.
Derivative Instruments and Hedging
The Company’s hedging strategies and policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to our Consolidated Financial Statements in Part II, Item 8 of our 2022 Form 10-K. The financial statement impacts from derivative instruments and hedging activities were not material as of and for the three and six months ended December 25, 2022 and December 26, 2021.
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
Lam Research Corporation 2023 Q2 10-Q 15

NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	December 25, 2022	June 26, 2022
	(in thousands)
Raw materials	$3,156,162	$2,401,490
Work-in-process	384,390	471,348
Finished goods	1,279,414	1,093,456
	$4,819,966	$3,966,294

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.6 billion and $1.5 billion as of December 25, 2022 and June 26, 2022, respectively. As of December 25, 2022 and June 26, 2022, $62.0 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law. Refer to Note 17 - Business Combinations for additional information regarding the Company’s goodwill balance.
Intangible Assets
The following table provides the Company’s intangible assets, other than goodwill:

	December 25, 2022			June 26, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$644,102	$(629,176)	$14,926	$633,252	$(627,376)	$5,876
Existing technology	717,247	(668,279)	48,968	676,924	(664,278)	12,646
Patents and other intangible assets	191,676	(100,870)	90,806	167,821	(84,493)	83,328
Intangible assets subject to amortization	1,553,025	(1,398,325)	154,700	1,477,997	(1,376,147)	101,850
In process research and development	30,081	—	30,081	—	—	—
Total intangible assets	$1,583,106	$(1,398,325)	$184,781	$1,477,997	$(1,376,147)	$101,850

The Company recognized $12.2 million and $19.5 million in intangible asset amortization expense during the three months ended December 25, 2022 and December 26, 2021, respectively. The Company recognized $23.8 million and $38.6 million in intangible asset amortization expense during the six months ended December 25, 2022 and December 26, 2021, respectively.
The estimated future amortization expense of intangible assets as of December 25, 2022, is reflected in the table below. The table excludes $27.7 million of capitalized costs for internal-use software that have not been placed into service.

Fiscal Year	Amount
(in thousands)
2023 (remaining 6 months)	$23,642
2024	35,098
2025	23,094
2026	14,289
2027	11,657
Thereafter	19,237
$127,017

Refer to Note 17 - Business Combinations for additional information regarding the Company’s intangible assets.
Lam Research Corporation 2023 Q2 10-Q 16

NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 25, 2022	June 26, 2022
	(in thousands)
Accrued compensation	$551,639	$481,070
Warranty reserves	284,150	232,248
Income and other taxes payable	310,656	465,601
Dividend payable	233,977	205,615
Other	687,948	589,738
	$2,068,370	$1,974,272

NOTE 12 — LONG-TERM DEBT AND OTHER BORROWINGS
Revolving Credit Facility
On March 12, 2014, the Company established an unsecured Credit Agreement. This agreement was amended on November 10, 2015 (the “Amended and Restated Credit Agreement”), October 13, 2017 (the “2nd Amendment”), February 25, 2019 (the “3rd Amendment”), June 17, 2021 (the “Second Amended and Restated Credit Agreement”), and December 7, 2022 (“Amendment No.1 to Second Amended and Restated Credit Agreement”). The Amendment No.1 To Second Amended and Restated Credit Agreement replaces the benchmark reference rate, LIBOR, with term SOFR equal to the term rate determined by the CME term SOFR administrator plus 0.10% (“adjusted term SOFR”), with no change to the amount or timing of contractual cash flows.
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) adjusted term SOFR plus 1.0%, plus a spread of 0.00% to 0.30%, or (2) adjusted term SOFR, plus a spread of 0.805% to 1.30%, in each case plus a facility fee, with such spread and facility fee determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Such spreads and such facility fees are further subject to sustainability adjustments as described in the Amendment No.1 To Second Amended and Restated Credit Agreement, in each case based on the Company’s performance of certain energy savings and health and safety standards metrics. As of December 25, 2022, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
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
The Company has finance leases for certain improved properties in Fremont and Livermore, California (the “California Facility Leases”). The Company is required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of December 25, 2022.
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
Lam Research Corporation 2023 Q2 10-Q 17

Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of December 25, 2022, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of December 25, 2022, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $98.6 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of December 25, 2022, warranty reserves totaling $34.8 million were recognized in other long-term liabilities, the remainder were included in accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
	(in thousands)
Balance at beginning of period	$283,514	$214,244	$256,258	$191,758
Warranties issued during the period	83,364	71,437	171,577	142,109
Settlements made during the period	(61,838)	(68,126)	(126,734)	(128,418)
Changes in liability for warranties issued during the period	3,210	—	1,941	—
Changes in liability for pre-existing warranties	10,719	10,833	15,927	22,939
Balance at end of period	$318,969	$228,388	$318,969	$228,388

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
Lam Research Corporation 2023 Q2 10-Q 18

NOTE 15 — STOCK REPURCHASE PROGRAM
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
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased		Total Cost of Repurchase	Average Price Paid Per Share (1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 26, 2022					$5,514,636
Quarter ended September 25, 2022	675	(2)	$104,982	$432.74	$5,409,654
Quarter ended December 25, 2022	1,125		$483,226	$429.42	$4,926,428

(1)    Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure below regarding the Company’s accelerated share repurchase activity during the six months ended December 25, 2022.
(2)    Includes shares received at final settlement of accelerated share repurchase agreements; see additional disclosures below regarding the Company’s accelerated share repurchase activity during the six months ended December 25, 2022.
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three and six months ended December 25, 2022, the Company acquired 8 thousand shares at a total cost of $3.1 million and 19 thousand shares at a total cost of $7.9 million, respectively, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
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
NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, net of tax at December 25, 2022, as well as the activity for the six months ending December 25, 2022, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Gain or Loss on Cash flow hedges	Accumulated Unrealized Holding Gain or Loss on Available-For-Sale Investments	Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance at June 26, 2022	$(81,755)	$(12,330)	$(1,637)	$(14,260)	$(109,982)
Other comprehensive income before reclassifications	7,861	185	570	572	9,188
Gains reclassified from accumulated other comprehensive loss to net income (1)	—	(8,024)	(53)	—	(8,077)
Net current-period other comprehensive income (loss)	7,861	(7,839)	517	572	1,111
Balance at December 25, 2022	$(73,894)	$(20,169)	$(1,120)	$(13,688)	$(108,871)

(1)    Amount of after-tax gains reclassified from AOCI into net income is not material in the aggregate, or to any individual location in our Condensed Consolidated Statements of Operations.
Lam Research Corporation 2023 Q2 10-Q 19

NOTE 17 — BUSINESS COMBINATIONS
In November 2022, the Company completed two business combination transactions acquiring the outstanding shares of two separate private companies in cash transactions valued at $153.8 million as of the respective purchase dates. The Company’s preliminary assessment of acquisition date fair value of the assets acquired and liabilities assumed resulted in the recognition of $100.4 million of goodwill and $81.2 million of intangible assets; all other assets acquired and all liabilities assumed were immaterial. The preliminary fair value of net tangible liabilities assumed and intangible assets acquired was based on preliminary valuations, estimates, and assumptions which are subject to change within the measurement period (up to one year from the acquisition date). The Company expensed all associated costs, as incurred, in selling, general, and administrative expense in the Condensed Consolidated Statement of Operations for the three and six months ended December 25, 2022.
The following table is a summary of the preliminary fair value estimates of the identifiable intangible assets and their useful lives:

	Weighted-Average Useful Life	Estimated Purchase Date Fair Value
		(in thousands)
Existing technology	7 years	$40,294
Customer relationships	8 years	10,835
In process research and development	Indefinite	30,081
		$81,210

NOTE 18 — SUBSEQUENT EVENT
In January 2023, the Company announced its plan to reduce headcount by approximately 1,300 employees as part of restructuring activity that will commence in the three months ended March 26, 2023. The Company estimates it will incur approximately $80.0 million in connection with this activity.
Lam Research Corporation 2023 Q2 10-Q 20

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment; trends and opportunities in the semiconductor industry, including in the end markets and applications for semiconductors, and in device complexity; growth or decline in the industry and the market for, and spending on, wafer fabrication equipment; the anticipated levels of, and rates of change in, margins, market share, served addressable market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; the makeup of our customer base; customer and end user requirements and our ability to satisfy those requirements; customer spending and demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our products and services; our competition, and our ability to defend our market share and to gain new market share; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; our supply chain and the role of suppliers in our business, including the impacts of supply chain constraints and material costs; our leadership and competency, and our ability to facilitate innovation; our research and development programs; our ability to create sustainable differentiation; technology inflections in the industry and our ability to identify those inflections and to invest in research and development programs to meet them; our ability to deliver multi-product solutions; the resources invested to comply with evolving standards and the impact of such efforts; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); hedging transactions; debt or financing arrangements; our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our strategic relevance with our customers; our ability to scale our operations to respond to changes in our business; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; the impact of the COVID-19 pandemic; and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 26, 2022 (our “2022 Form 10-K”), our quarterly report on Form 10-Q for the fiscal quarter ended September 25, 2022, and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and six months ended December 25, 2022, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2022 Form 10-K.
Lam Research Corporation 2023 Q2 10-Q 21

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
Demand from cloud computing, 5G, the Internet of Things, and other markets is driving the need for increasingly powerful and cost-efficient semiconductors. At the same time, there are growing technical challenges with traditional two-dimensional scaling. These trends are driving significant inflections in semiconductor manufacturing, such as the increasing importance of vertical scaling strategies like three-dimensional architecture as well as multiple patterning to enable shrinks.
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
Calendar year 2022 was a solid investment year in wafer fabrication equipment spending driven by robust secular demand for semiconductors and increasing complexity in manufacturing NAND, DRAM, and foundry logic devices. However, the demand environment, particularly in memory, has weakened, and as a result, we expect a reduction in wafer fabrication equipment spending in calendar year 2023. Additionally, the United States government imposed new controls which significantly impact trade with China for the shipment of wafer fabrication equipment and related parts and services. We expect these regulatory conditions, and the slowing economic environment, to negatively impact our financial results in calendar year 2023. As a result of the expected reduced business levels, we announced a plan for the March 2023 quarter to reduce headcount by 1,300 employees, and we expect to incur charges of approximately $80.0 million in connection with the plan. Over the course of calendar year 2023, we are projecting expenditures in the range of $150.0 million to $250.0 million associated with various business process improvements and initiatives, inclusive of the March 2023 quarter restructuring activity. Over the longer term, we believe that secular demand for semiconductors combined with technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will drive sustainable growth and lead to an increase in the served addressable market for our products and services in the deposition, etch, and clean businesses.
In the quarter-ended December 25, 2022, customer demand was strong and with improvement in supply chain constraints we were able to fulfill shipments of many critical parts required for revenue recognition. Although we have seen improvements in both our operations and those of our suppliers, we may continue to experience supply shortages as well as inflationary cost pressures in at least the near term. Risks and uncertainties related to the COVID-19 pandemic, supply chain challenges, and inflationary pressures may continue to negatively impact our revenue and gross margin.

Lam Research Corporation 2023 Q2 10-Q 22

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	December 25, 2022	September 25, 2022
	(in thousands, except per share data and percentages)
Revenue	$5,277,569	$5,074,121
Gross margin	$2,376,349	$2,336,835
Gross margin as a percent of total revenue	45.0%	46.1%
Total operating expenses	$696,187	$638,995
Net income	$1,468,507	$1,425,879
Diluted net income per share	$10.77	$10.39
In the December 2022 quarter, revenue increased 4.0% compared to the September 2022 quarter, driven by an increase in systems revenue as a result of the improving supply chain environment. We were able to fulfill shipments of critical parts which drove down our deferred revenue balance to $1,984 million at the end of the December 2022 quarter compared to $2,755 million as of the end of the September 2022 quarter. We aim to balance the requirements of our customers with the availability of resources, as well as performance to our operational and financial objectives. As a result, from time to time, we exercise discretion and judgment as to the timing and prioritization of manufacturing and deliveries of products, which has impacted, including in the current fiscal year, and may in the future impact, the timing of revenue recognition with respect to such products.
The decrease in gross margin as a percentage of revenue in the December 2022 quarter compared to the September 2022 quarter was primarily a result of unfavorable customer and product mix. The increase in operating expenses in the December 2022 quarter compared to the September 2022 quarter was primarily driven by an increase in deferred compensation plan-related costs, outside service spending and supplies expense.
Our cash and cash equivalents, investments, and restricted cash and investments balances increased to $4.8 billion at the end of the December 2022 quarter compared to $4.6 billion at the end of the September 2022 quarter. This increase was primarily the result of $1,140.2 million of cash generated from operating activities, partially offset by $456.3 million of share repurchases, including net share settlement of employee stock-based compensation, $236.0 million of dividends paid to stockholders; and $163.4 million of capital expenditures. Employee headcount as of December 25, 2022 was approximately 19,200.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended		Six Months Ended
	December 25, 2022	September 25, 2022	December 25, 2022	December 26, 2021
Revenue (in millions)	$5,278	$5,074	$10,352	$8,531
China	24%	30%	27%	31%
Korea	20%	17%	19%	23%
Taiwan	19%	22%	20%	17%
Japan	11%	9%	10%	11%
Southeast Asia	10%	11%	10%	9%
United States	10%	6%	8%	6%
Europe	6%	5%	6%	3%
Revenue for the December 2022 quarter increased 4.0% from the September 2022 quarter primarily due to improving supply chain conditions which allowed us to fulfill shipments of critical parts.
Lam Research Corporation 2023 Q2 10-Q 23

The following table presents our revenue disaggregated between system and customer support-related revenue:

	Three Months Ended		Six Months Ended
	December 25, 2022	September 25, 2022	December 25, 2022	December 26, 2021
	(In thousands)
System revenue	$3,547,518	$3,181,987	$6,729,505	$5,665,056
Customer support-related revenue and other	1,730,051	1,892,134	3,622,185	2,866,013
	$5,277,569	$5,074,121	$10,351,690	$8,531,069

Please refer to Note 3, “Revenue,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets we serve:

	Three Months Ended		Six Months Ended
	December 25, 2022	September 25, 2022	December 25, 2022	December 26, 2021
Memory	50%	52%	50%	61%
Foundry	31%	34%	33%	28%
Logic/integrated device manufacturing	19%	14%	17%	11%
The decrease in the memory market for the six months ended December 25, 2022 as compared to the same period in 2021, is primarily due to decreases in DRAM investments by our customers during this time period.
Gross Margin

	Three Months Ended		Six Months Ended
	December 25, 2022	September 25, 2022	December 25, 2022	December 26, 2021
	(in thousands, except percentages)
Gross margin	$2,376,349	$2,336,835	$4,713,184	$3,954,670
Percent of revenue	45.0%	46.1%	45.5%	46.4%
Gross margin as a percentage of revenue was lower in the December 2022 quarter compared to the September 2022 quarter primarily as a result of unfavorable customer and product mix.
The decrease in gross margin as a percentage of revenue in the six months ended December 25, 2022 compared to the same period in the prior year was primarily driven by higher levels of manufacturing-related spending as a result of increased inflationary pressures, partially offset by favorable customer and product mix.
Research and Development

	Three Months Ended		Six Months Ended
	December 25, 2022	September 25, 2022	December 25, 2022	December 26, 2021
	(in thousands, except percentages)
Research & development (“R&D”)	$462,385	$433,375	$895,760	$785,971
Percent of revenue	8.8%	8.5%	8.7%	9.2%
We continued to make significant R&D investments in the December 2022 quarter focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. The increase in R&D expense in the December 2022 quarter compared to the September 2022 quarter was primarily driven by an increase of $14 million in spending for supplies and $11 million in deferred compensation plan-related costs.
The increase in R&D expense in the six months ended December 25, 2022 compared to the same period in the prior year was primarily driven by increases in employee-related expenses mainly as a result of increased headcount as well as for $32 million in spending for supplies.
Lam Research Corporation 2023 Q2 10-Q 24

Selling, General, and Administrative

	Three Months Ended		Six Months Ended
	December 25, 2022	September 25, 2022	December 25, 2022	December 26, 2021
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$233,802	$205,620	$439,422	$458,327
Percent of revenue	4.4%	4.1%	4.2%	5.4%
SG&A expense during the December 2022 quarter increased in comparison to the September 2022 quarter, primarily driven by an increase of $14 million in outside service spending.
SG&A expense during the six months ended December 25, 2022 decreased compared to the same period in the prior year, primarily driven by a decrease of $23 million in amortization for intangible assets, as the intangible assets associated with our Novellus Systems, Inc. transactions have fully amortized.
Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended		Six Months Ended
	December 25, 2022	September 25, 2022	December 25, 2022	December 26, 2021
	(in thousands)
Interest income	$26,125	$15,056	$41,181	$7,050
Interest expense	(46,661)	(46,052)	(92,713)	(91,821)
Gains (losses) on deferred compensation plan-related assets, net	10,871	(12,726)	(1,855)	7,381
Foreign exchange (losses) gains, net	(10,114)	6,821	(3,293)	714
Other, net	(8,455)	(6,194)	(14,649)	65,818
	$(28,234)	$(43,095)	$(71,329)	$(10,858)

Interest income increased for the three months ended December 25, 2022 compared to the September 2022 quarter, and the six months ended December 25, 2022, compared to the same period in 2021, primarily because of higher yields partially offset by lower average balances.
Interest expense is consistent across all periods presented.
The gains and losses on deferred compensation plan-related assets were driven by fluctuations in the fair market value of the underlying funds for all periods presented.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures for all periods presented.
The losses in other, net for the three and six months ended December 25, 2022, were driven by fluctuations in fair value of equity investments. For the six months ended December 26, 2021, other, net includes an unrealized gain totaling $46.6 million associated with an equity investment that completed a business combination and public offering during that period.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	December 25, 2022	September 25, 2022	December 25, 2022	December 26, 2021
	(in thousands, except percentages)
Income tax expense	$183,421	$228,866	$412,287	$324,940
Effective tax rate	11.1%	13.8%	12.5%	12.0%

Lam Research Corporation 2023 Q2 10-Q 25

The decrease in the effective tax rate for the December 2022 quarter compared to the September 2022 quarter was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions in this quarter, recognition of previously unrecognized tax benefits from lapses of statutes of limitation, and a net tax benefit associated with legal entity restructuring.
The increase in the effective tax rate for the six months ended December 25, 2022 compared to the same period in the prior year was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions.
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
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $4.8 billion at December 25, 2022 compared to $3.9 billion as of June 26, 2022. This increase was primarily driven by $2,329.8 million of cash generated from operating activities, partially offset by $566.1 million of share repurchases, including net share settlement on employee stock-based compensation; $441.6 million in dividends paid; and $303.4 million of capital expenditures.
Net cash provided by operating activities of $2,329.8 million during the six months ended December 25, 2022, consisted of (in thousands):

Net income	$2,894,386
Non-cash charges:
Depreciation and amortization	161,165
Equity-based compensation expense	144,194
Deferred income taxes	(140,296)
Changes in operating asset and liability accounts	(739,652)
Other	9,978
$2,329,775

Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in inventory of $894.5 million, along with a decrease in trade accounts payable of $116.3 million, accrued expenses and other liabilities of $92.3 million, and deferred profit of $19.9 million. The uses of cash are offset by the following sources of cash: decreases in accounts receivable of $249.1 million, and prepaid expense and other assets of $134.2 million.
Cash Flow from Investing Activities
Net cash used for investing activities during the six months ended December 25, 2022, was $395.1 million, primarily consisting of $303.4 million in capital expenditures and $120.0 million of net cash disbursed for business acquisitions, partially offset by proceeds from maturities of available-for-sale securities of $32.4 million.
Cash Flow from Financing Activities
Net cash used for financing activities during the six months ended December 25, 2022, was $973.2 million, primarily consisting of $566.1 million in treasury stock repurchases, including net share settlement on employee stock-based compensation, and $441.6 million in dividends paid, partially offset by $52.7 million combined proceeds from issuance of common stock.
Lam Research Corporation 2023 Q2 10-Q 26

Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of December 25, 2022, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on demand for our products and services. While we have substantial cash balances, we may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. We believe that, if necessary, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, domestic and global macroeconomic and political conditions, or the ongoing COVID-19 pandemic, could cause disruptions to the capital markets and otherwise make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all.
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
ITEM 4.    Controls and Procedures
Design of Disclosure Controls and Procedures and Internal Control over Financial Reporting
We maintain disclosure controls and procedures and internal control over financial reporting that are designed to comply with Rule 13a-15 of the Exchange Act. In designing and evaluating the controls and procedures associated with each, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that the effectiveness of controls cannot be absolute because the cost to design and implement a control to identify errors or mitigate the risk of errors occurring should not outweigh the potential loss caused by the errors that would likely be detected by the control. Moreover, we believe that a control system cannot be guaranteed to be 100% effective all of the time. Accordingly, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of December 25, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Lam Research Corporation 2023 Q2 10-Q 27

PART II.    OTHER INFORMATION
ITEM 1.    Legal Proceedings
Please refer to the subsection entitled “Legal Proceedings” within Note 14 “Commitments and Contingencies," to our Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
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
During periods of rapid growth or decline in demand for our products and services, we face significant challenges in maintaining adequate financial and business controls, management processes, information systems, and procedures for training, assimilating, and managing our workforce, and in appropriately sizing our supply chain infrastructure and facilities, work force, and other components of our business on a timely basis. If we do not adequately meet these challenges during periods of increasing or declining demand, our gross margins and earnings may be negatively impacted. For example, the COVID-19 pandemic has impacted and could in the future impact our ability to meet the demand for our products due to production, sourcing, logistics and other challenges resulting from quarantines, shelter in place or “stay at home” orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the pandemic.
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
Lam Research Corporation 2023 Q2 10-Q 28

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
Lam Research Corporation 2023 Q2 10-Q 29

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
Lam Research Corporation 2023 Q2 10-Q 30

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
BUSINESS AND OPERATIONAL RISKS
Our Revenues and Operating Results Are Variable
Our revenues and operating results may fluctuate significantly from quarter to quarter or year to year due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit from a small number of transactions can unfavorably affect operating results in a particular quarter or year. Factors that may cause our financial results to fluctuate unpredictably include but are not limited to:
•legal, tax, accounting, or regulatory changes (including but not limited to changes in import/export regulations and tariffs, such as regulations imposed by the U.S. government restricting exports to China) or changes in the interpretation or enforcement of existing requirements;
•macroeconomic conditions, increased risk of recession, and geopolitical issues;
•changes in average selling prices, customer mix, and product mix;
•foreign currency exchange rate fluctuations;
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
•rising inflation or interest rates; and
•changes in our estimated effective tax rate.
For example, the COVID-19 pandemic has impacted and could in the future impact our ability to meet the demand for our products due to production, sourcing, logistics and other challenges resulting from quarantines, shelter in place or stay at home orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the pandemic.
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part I Item 2. Results of Operations of this quarterly report on Form 10-Q, accounted for approximately 92%, 92%, and 94% of total revenue in the six months ended December 25, 2022 and fiscal years 2022, and 2021, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
Lam Research Corporation 2023 Q2 10-Q 31

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
For example, the COVID-19 pandemic has impacted and could in the future impact our manufacturing operations, supply chain, and customer support due to production, sourcing, logistics and other challenges resulting from quarantines, stay at home orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the pandemic.
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
We are exposed to potentially adverse movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations primarily related to revenues denominated in Japanese yen and expenses denominated in euro, Korean won, Malaysian ringgit, and Indian rupee. Further, in periods in which the U.S. dollar is strong relative to the local currencies of our international customers can potentially reduce demand for our products, which may compound the adverse effect of foreign exchange translation on our revenue. Currently, we hedge certain anticipated foreign currency cash flows, primarily anticipated revenues denominated in Japanese yen and expenses dominated in euro, Korean won, Malaysian ringgit, and Indian rupee. In addition, we enter into foreign currency hedge contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily third-party accounts receivables, accounts payables, and intercompany receivables and payables. We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of the underlying exposures and our forecasts of those exposures may leave us either over or under hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, expenses, monetary assets, and liabilities, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated monetary assets and liabilities (other than those currency exposures previously discussed), and currently we do not enter into foreign currency hedge contracts against these exposures. In addition, our currency hedges do not necessarily mitigate the potential negative impact of a strong U.S. dollar on demand for our products. Therefore, we are subject to potential unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) in these currencies.
Lam Research Corporation 2023 Q2 10-Q 32

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
We May Not Achieve the Expected Benefits of Our Restructuring Plans and Business Transformation Initiatives, and These Efforts Could Have a Material Adverse Effect on Our Business, Operations, Financial Condition, Results of Operations and Competitive Position
In January 2023 we announced that we are implementing a restructuring plan consisting of a workforce reduction, and that we anticipate undertaking, and may in the future undertake, additional business restructuring, realignment and transformation initiatives. We expect to incur material costs and charges in connection with these plans and initiatives. While the restructuring plan is intended to better align our cost structure with the current economic environment and future business opportunities, and
Lam Research Corporation 2023 Q2 10-Q 33

our anticipated transformation initiatives have the goal of strengthening our operations and achieving operational efficiencies, there can be no assurance that we will be successful in these plans and initiatives. Implementation of these plans and initiatives may be costly and disruptive to our business, we may not be able to complete them at the cost or within the time frame contemplated, and we may not be able to obtain the anticipated benefits within the projected timing or at all. Restructuring and transformation may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, may require a significant amount of management and other employees' time and focus, and may be distracting to employees and management, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits, it could have a material adverse effect on our business, operations, financial condition, results of operations and competitive position. For more information about our restructuring plan, see Note 18 to our Condensed Consolidated Financial Statements in Part I.
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
Although we attempt to select reputable providers and suppliers and we attempt to secure their performance on terms documented in written contracts, it is possible that one or more of these providers or suppliers could fail to perform as we expect, or fail to secure or protect intellectual property rights, and such failure could have an adverse impact on our business. In some cases, the requirements of our business mandate that we obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. Where practical, we endeavor to establish alternative sources to mitigate the risk that the failure of any single provider or supplier will adversely affect our business, but this is not feasible in all circumstances. Some key parts are subject to long lead-times or available only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where we conduct our manufacturing. There is therefore a risk that a prolonged inability to obtain certain components or secure key services could impair our ability to manage operations, ship products, and generate revenues, which could adversely affect our operating results and damage our customer relationships. For example, the COVID–19 pandemic has impacted and could in the future impact our manufacturing operations, supply chain, and customer support due to production, sourcing, logistics and other
Lam Research Corporation 2023 Q2 10-Q 34

challenges resulting from quarantines, stay at home orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the pandemic.
The COVID-19 Pandemic Has Adversely Impacted, and May in the Future Adversely Impact, Our Business, Operations, and Financial Results
The COVID-19 pandemic and efforts by national, state and local governments worldwide to control its spread have resulted in measures aimed at containing the disease such as quarantines, travel bans, shutdowns, and shelter in place or “stay at home” orders, which collectively have significantly restricted the movement of people and goods and the ability of businesses to operate. These restrictions and measures, incidents of confirmed or suspected infections within our workforce or those of our suppliers or other business partners, and our efforts to act in the best interests of our employees, customers, and suppliers, have affected and in the future may affect our business and operations by, among other things, causing facility closures, production delays and capacity limitations; disrupting production by our supply chain; disrupting the transport of goods from our supply chain to us and from us to our customers; requiring modifications to our business processes; requiring the implementation of business continuity plans; requiring the development and qualification of alternative sources of supply; requiring the implementation of social distancing measures that impede manufacturing processes; disrupting business travel; disrupting our ability to staff our on-site manufacturing and research and development facilities; delaying capital expansion projects; and necessitating teleworking by portions of our workforce. These impacts have caused and in the future may cause delays in product shipments and product development, increases in costs, and decreases in revenue, profitability and cash from operations, which have caused and in the future may cause an adverse effect on our results of operations that may be material. The potential duration and impact of the pandemic on the global economy and on our business are difficult to predict and cannot be estimated with any degree of certainty, but the pandemic has resulted at various times in significant disruption of global financial markets, increases in levels of unemployment, and economic uncertainty, which has adversely impacted our business and may do so in the future, and may lead to significant negative impacts on customer spending, demand for our products, the ability of our customers to pay, our financial condition and the financial condition of our suppliers, and our access to external sources of financing to fund our operations and capital expenditures.
We Face Risks Related to the Disruption of Our Primary Manufacturing and R&D Facilities
While we maintain business continuity plans, our manufacturing and R&D facilities are concentrated in a limited number of locations. These locations are subject to disruption for a variety of reasons, such as natural or man-made disasters, widespread outbreaks of illness, terrorist activities, political or governmental unrest or instability, disruptions of our information technology resources, utility interruptions, the effects of climate change, or other events beyond our control. Such disruptions may cause delays in developing or shipping our products, in engaging with customers on new product applications, or in supporting customers, which could result in the loss of business or customer trust, adversely affecting our business and operating results. For example, the COVID-19 pandemic has impacted and could in the future impact our manufacturing operations, supply chain, R&D and customer support due to production, sourcing, logistics and other challenges resulting from quarantines, “stay at home” orders, facility closures, workforce challenges, and travel and logistics restrictions in connection with the pandemic.
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
Lam Research Corporation 2023 Q2 10-Q 35

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
LEGAL, REGULATORY AND TAX RISKS
Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 27%, 31%, and 35% of our total revenue for the six months ended December 25, 2022 and fiscal years 2022 and 2021, respectively. The U.S. and China have historically had a complex relationship that has included
Lam Research Corporation 2023 Q2 10-Q 36

actions that have impacted trade between the two countries. Recently, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. Most recently, the U.S. government has enacted new rules aimed at restricting China’s ability to manufacture advanced semiconductors, which include restrictions on exports, reexports or transfers to, or shipping, transmitting, transferring, or facilitating such movement to, or performing services at, customer facilities in China engaged in certain technology end-uses, without appropriate authorizations obtained from U.S. authorities. In addition, the U.S. Department of Commerce has enacted new rules that have expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses; has added additional Chinese companies to its restricted entity list and unverified list under suspicion of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns (including Semiconductor Manufacturing International Corporation, or SMIC, and related entities, and Yangtze Memory Technologies Co., Ltd., or YMTC, and related entities); and has expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, such as SMIC, YMTC and ChangXin Memory Technologies, Inc., and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including but not limited to Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our results of operations.
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
Lam Research Corporation 2023 Q2 10-Q 37

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
Lam Research Corporation 2023 Q2 10-Q 38

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
•changes in macroeconomic conditions, increased risk of recession, and geopolitical issues;
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
Lam Research Corporation 2023 Q2 10-Q 39

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
Lam Research Corporation 2023 Q2 10-Q 40

Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 26, 2022					$5,514,636
Quarter ended September 25, 2022	686	$433.47		675	5,409,654
September 26, 2022 - October 23, 2022	51	$363.11		48	5,392,224
October 24, 2022 - November 20, 2022	540	$420.65		537	5,166,419
November 21, 2022 - December 25, 2022	542	$444.02		540	4,926,428
Quarter ended December 25, 2022	1,133	$429.27	(3)	1,125	$4,926,428

(1)    During the three and six months ended December 25, 2022, we acquired 8 thousand shares at a total cost of $3.1 million, and 19 thousand shares at a total cost of $7.9 million, respectively, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.
(2)    Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure below regarding our accelerated share repurchase activity during the six months ended December 25, 2022.
(3)    Average price paid per share presented is for the quarter ended December 25, 2022.
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
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.
Lam Research Corporation 2023 Q2 10-Q 41

ITEM 6.    Exhibits

Exhibit Number	Description

10.1*	Form of Restricted Stock Unit Agreement (U.S Participants) - 2015 Stock Incentive Plan

10.2
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated December 7, 2022, among Lam Research Corporation, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

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
Lam Research Corporation 2023 Q2 10-Q 42

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	January 30, 2023	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Lam Research Corporation 2023 Q2 10-Q 43