Form 10-Q
period 2023-03-26
LAM RESEARCH CORP
filed 2023-04-24
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2023
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 20, 2023, the Registrant had 134,340,474 shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Revenue	$3,869,569	$4,060,416	$14,221,259	$12,591,485
Cost of goods sold	2,197,237	2,243,791	7,835,743	6,820,190
Restructuring charges, net - cost of goods sold	66,720	—	66,720	—
Total cost of goods sold	2,263,957	2,243,791	7,902,463	6,820,190
Gross margin	1,605,612	1,816,625	6,318,796	5,771,295
Research and development	429,451	407,120	1,325,211	1,193,091
Selling, general, and administrative	193,500	217,408	632,922	675,735
Restructuring charges, net - operating expenses	40,408	—	40,408	—
Total operating expenses	663,359	624,528	1,998,541	1,868,826
Operating income	942,253	1,192,097	4,320,255	3,902,469
Other income (expense), net	(3,331)	(57,402)	(74,660)	(68,260)
Income before income taxes	938,922	1,134,695	4,245,595	3,834,209
Income tax expense	(124,914)	(112,917)	(537,201)	(437,857)
Net income	$814,008	$1,021,778	$3,708,394	$3,396,352
Net income per share:
Basic	$6.03	$7.34	$27.28	$24.17
Diluted	$6.01	$7.30	$27.20	$24.02
Number of shares used in per share calculations:
Basic	134,924	139,229	135,945	140,534
Diluted	135,395	140,057	136,314	141,400

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2023 Q3 10-Q 3

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Net income	$814,008	$1,021,778	$3,708,394	$3,396,352
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,727	(14,958)	11,588	(28,810)
Cash flow hedges:
Net unrealized (losses) gains during the period	(3,320)	12,506	(3,135)	16,293
Net losses (gains) reclassified into net income	2,546	(5,759)	(5,478)	(17,205)
	(774)	6,747	(8,613)	(912)
Available-for-sale investments:
Net unrealized gains (losses) during the period	652	(1,333)	1,222	(4,523)
Net (gains) losses reclassified into net income	(105)	(34)	(158)	1,456
	547	(1,367)	1,064	(3,067)
Defined benefit plans, net change in unrealized component	276	58	848	(749)
Other comprehensive income (loss), net of tax	3,776	(9,520)	4,887	(33,538)
Comprehensive income	$817,784	$1,012,258	$3,713,281	$3,362,814

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2023 Q3 10-Q 4

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 26, 2023	June 26, 2022
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$5,305,648	$3,522,001
Investments	63,849	135,731
Accounts receivable, less allowance of $5,359 as of March 26, 2023, and $5,606 as of June 26, 2022	3,262,140	4,313,818
Inventories	4,881,935	3,966,294
Prepaid expenses and other current assets	216,455	347,391
Total current assets	13,730,027	12,285,235
Property and equipment, net	1,855,117	1,647,587
Restricted cash and investments	250,688	251,534
Goodwill	1,622,172	1,515,113
Intangible assets, net	179,647	101,850
Other assets	1,605,710	1,394,313
Total assets	$19,243,361	$17,195,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$601,930	$1,011,208
Accrued expenses and other current liabilities	1,990,147	1,974,272
Deferred profit	1,840,795	1,571,898
Current portion of long-term debt and finance lease obligations	8,457	7,381
Total current liabilities	4,441,329	4,564,759
Long-term debt and finance lease obligations, less current portion	4,996,920	4,998,449
Income taxes payable	885,348	931,117
Other long-term liabilities	512,376	422,941
Total liabilities	10,835,973	10,917,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares as of March 26, 2023 and June 26, 2022; issued and outstanding, 134,692 shares as of March 26, 2023, and 136,975 shares as of June 26, 2022	135	137
Additional paid-in capital	7,680,059	7,414,916
Treasury stock, at cost; 159,940 shares as of March 26, 2023, and 157,087 shares as of June 26, 2022	(20,627,829)	(19,481,429)
Accumulated other comprehensive loss	(105,095)	(109,982)
Retained earnings	21,460,118	18,454,724
Total stockholders’ equity	8,407,388	6,278,366
Total liabilities and stockholders’ equity	$19,243,361	$17,195,632

(1)Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2023 Q3 10-Q 5

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended
	March 26, 2023	March 27, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,708,394	$3,396,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252,828	245,807
Deferred income taxes	(133,101)	(83,451)
Equity-based compensation expense	218,105	189,476
Other, net	11,537	(78,325)
Changes in operating assets and liabilities	(1,550)	(1,014,119)
Net cash provided by operating activities	4,056,213	2,655,740
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(422,898)	(420,288)
Business acquisitions, net of cash acquired	(119,955)	—
Purchases of available-for-sale securities	—	(567,819)
Proceeds from maturities of available-for-sales securities	65,015	167,123
Proceeds from sales of available-for-sale securities	6,837	1,543,094
Other, net	(8,381)	(33,898)
Net cash (used for) provided by investing activities	(479,382)	688,212
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(21,145)	(9,857)
Treasury stock purchases	(1,147,998)	(2,989,574)
Dividends paid	(675,572)	(607,234)
Reissuance of treasury stock related to employee stock purchase plan	44,996	46,380
Proceeds from issuance of common stock	7,673	4,685
Other, net	(635)	197
Net cash used for financing activities	(1,792,681)	(3,555,403)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,349)	(13,544)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,782,801	(224,995)
Cash, cash equivalents, and restricted cash at beginning of period	3,773,535	4,670,750
Cash, cash equivalents, and restricted cash at end of period	$5,556,336	$4,445,755
Schedule of non-cash transactions:
Accrued payables for stock repurchases	$4,081	$4,624
Accrued payables for capital expenditures	38,225	57,930
Dividends payable	233,043	208,057
Transfers of finished goods inventory to property and equipment	64,932	62,116

Reconciliation of cash, cash equivalents, and restricted cash	March 26, 2023	March 27, 2022
Cash and cash equivalents	$5,305,648	$4,194,719
Restricted cash and cash equivalents	250,688	251,036
Total cash, cash equivalents, and restricted cash	$5,556,336	$4,445,755

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2023 Q3 10-Q 6

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	March 26, 2023
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 25, 2022	135,403	$135	$7,606,149	$(20,071,931)	$(108,871)	$20,879,153	$8,304,635
Issuance of common stock	454	1	(1)	—	—	—	—
Purchase of treasury stock	(1,165)	(1)	—	(555,898)	—	—	(555,899)
Equity-based compensation expense	—	—	73,911	—	—	—	73,911
Net income	—	—	—	—	—	814,008	814,008
Other comprehensive income	—	—	—	—	3,776	—	3,776
Cash dividends declared ($1.725 per common share)	—	—	—	—	—	(233,043)	(233,043)
Balance at March 26, 2023	134,692	$135	$7,680,059	$(20,627,829)	$(105,095)	$21,460,118	$8,407,388

	Nine Months Ended
	March 26, 2023
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 26, 2022	136,975	$137	$7,414,916	$(19,481,429)	$(109,982)	$18,454,724	$6,278,366
Issuance of common stock	570	1	7,672	—	—	—	7,673
Purchase of treasury stock	(2,984)	(3)	—	(1,152,030)	—	—	(1,152,033)
Reissuance of treasury stock	131	—	39,366	5,630	—	—	44,996
Equity-based compensation expense	—	—	218,105	—	—	—	218,105
Net income	—	—	—	—	—	3,708,394	3,708,394
Other comprehensive income	—	—	—	—	4,887	—	4,887
Cash dividends declared ($5.175 per common share)	—	—	—	—	—	(703,000)	(703,000)
Balance at March 26, 2023	134,692	$135	$7,680,059	$(20,627,829)	$(105,095)	$21,460,118	$8,407,388

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2023 Q3 10-Q 7

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

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2023 Q3 10-Q 8

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2023
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 25, 2023 and includes 52 weeks. The quarters ended March 26, 2023 (the “March 2023 quarter”) and March 27, 2022 included 13 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted or Effective
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from reference rate reform. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” extending the relief offered in this series of ASUs through December 31, 2024.
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
Lam Research Corporation 2023 Q3 10-Q 9

NOTE 3 — REVENUE
Deferred Revenue
Revenue of $149.1 million and $1,881.8 million included in deferred profit at June 26, 2022 was recognized during the three and nine months ended March 26, 2023, respectively.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of March 26, 2023 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(In thousands)
Deferred revenue	$1,731,567	$243,733	(1)	$27,444	(1)	$2,002,744
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
The following table presents the Company’s revenues disaggregated between system and its customer support-related revenue:

	Three Months Ended		Nine Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
	(In thousands)
System revenue	$2,256,033	$2,650,842	$8,985,538	$8,315,898
Customer support-related revenue and other	1,613,536	1,409,574	5,235,721	4,275,587
	$3,869,569	$4,060,416	$14,221,259	$12,591,485

System revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant product line.
The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended		Nine Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
	(In thousands)
Korea	$847,728	$961,300	$2,780,158	$2,947,657
China	839,710	1,277,502	3,633,692	3,966,185
Taiwan	713,708	663,494	2,825,827	2,074,681
United States	594,426	309,161	1,402,641	782,170
Japan	406,219	342,329	1,440,857	1,324,996
Europe	311,843	128,149	912,249	387,685
Southeast Asia	155,935	378,481	1,225,835	1,108,111
	$3,869,569	$4,060,416	$14,221,259	$12,591,485

Lam Research Corporation 2023 Q3 10-Q 10

The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended		Nine Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Memory	32%	66%	46%	62%
Foundry	46%	21%	18%	26%
Logic/integrated device manufacturing	22%	13%	36%	12%
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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
	(in thousands)
Equity-based compensation expense	$73,911	$68,543	$218,105	$189,476
Income tax benefit recognized related to equity-based compensation expense	$12,045	$23,933	$32,249	$41,155

NOTE 5 — OTHER INCOME (EXPENSE), NET
The significant components of other income (expense), net, are as follows:

	Three Months Ended		Nine Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
	(in thousands)
Interest income	$41,974	$1,938	$83,155	$8,988
Interest expense	(47,217)	(46,710)	(139,930)	(138,531)
Gains (losses) on deferred compensation plan-related assets, net	5,443	(13,118)	3,588	(5,737)
Foreign exchange (losses) gains, net	(5,519)	943	(8,812)	1,657
Other, net	1,988	(455)	(12,661)	65,363
	$(3,331)	$(57,402)	$(74,660)	$(68,260)

Other, net includes an unrealized gain totaling $63.6 million associated with an equity investee that became publicly traded during the nine months ended March 27, 2022. Refer to Note 8 - Financial Instruments for additional information regarding the Company’s investments.
Lam Research Corporation 2023 Q3 10-Q 11

NOTE 6 — INCOME TAX EXPENSE
The Company’s provision for income taxes and effective tax rate are as follows:

	Three Months Ended		Nine Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
	(in thousands, except percentages)
Income tax expense	$124,914	$112,917	$537,201	$437,857
Effective tax rate	13.3%	10.0%	12.7%	11.4%
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three and nine months ended March 26, 2023 and March 27, 2022 was primarily due to income in lower tax jurisdictions.
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
The IRS is examining the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2019, and June 28, 2020. As of March 26, 2023, no adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitation. The change in uncertain tax positions as a result of lapses of statutes of limitation may range up to $18.3 million.
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

	Three Months Ended		Nine Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
	(in thousands, except per share data)
Numerator:
Net income	$814,008	$1,021,778	$3,708,394	$3,396,352
Denominator:
Basic average shares outstanding	134,924	139,229	135,945	140,534
Effect of potential dilutive securities:
Employee stock plans	471	828	369	866
Diluted average shares outstanding	135,395	140,057	136,314	141,400
Net income per share - basic	$6.03	$7.34	$27.28	$24.17
Net income per share - diluted	$6.01	$7.30	$27.20	$24.02

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The impact from potentially dilutive securities, including options and RSUs, was not material for the three and nine months ended March 26, 2023 and March 27, 2022.
Lam Research Corporation 2023 Q3 10-Q 12

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
Equity Investments measured at fair value on a non-recurring basis
As of March 26, 2023, and June 26, 2022, equity investments of $128.9 million and $125.2 million, respectively, were reported in other assets in the Condensed Consolidated Balance Sheets.
Lam Research Corporation 2023 Q3 10-Q 13

With the exception of one equity investee that became publicly traded during the nine months ended March 27, 2022, net gains resulting from the application of the measurement alternative to the Company’s equity investments were immaterial for the three and nine months ended March 26, 2023, and March 27, 2022. Refer to Note 5 - Other Income (Expense), net for additional information regarding the gain associated with an equity investee that became publicly traded in the nine months ended March 27, 2022.
Debt and Equity Investments measured at fair value on a recurring basis
The following tables set forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of March 26, 2023, and June 26, 2022:

	March 26, 2023
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Level 1:
Money market funds	$2,534,717	$—	$—	$2,534,717	$2,534,717	$—	$—	$—
Mutual funds	87,004	9,710	(2,234)	94,480	—	—	—	94,480
Level 1 Total	2,621,721	9,710	(2,234)	2,629,197	2,534,717	—	—	94,480
Level 2:
Corporate notes and bonds	64,593	—	(744)	63,849	—	63,849	—	—
Level 2 Total	64,593	—	(744)	63,849	—	63,849	—	—
Total subject to fair value hierarchy	$2,686,314	$9,710	$(2,978)	$2,693,046
Cash				$1,414,563	$1,411,064	$—	$661	$2,838
Time deposits				1,609,894	1,359,867	—	250,027	—
Total				$5,717,503	$5,305,648	$63,849	$250,688	$97,318

	June 26, 2022
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Level 1:
Money market funds	$712,076	$—	$—	$712,076	$712,076	$—	$—	$—
Mutual funds	84,851	12,027	(1,659)	95,219	—	—	—	95,219
Level 1 Total	796,927	12,027	(1,659)	807,295	712,076	—	—	95,219
Level 2:
Corporate notes and bonds	137,859	—	(2,128)	135,731	—	135,731	—	—
Level 2 Total	137,859	—	(2,128)	135,731	—	135,731	—	—
Total subject to fair value hierarchy	$934,786	$12,027	$(3,787)	$943,026
Cash				$1,017,253	$1,015,747	$—	$1,506	$—
Time deposits				2,044,206	1,794,178	—	250,028	—
Total				$4,004,485	$3,522,001	$135,731	$251,534	$95,219

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments.
The Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the income statement. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the income statement. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the income statement during the three and nine months ended March 26, 2023 and March 27, 2022.
Lam Research Corporation 2023 Q3 10-Q 14

Gross realized gains/(losses) from sales of investments were insignificant in the three and nine months ended March 26, 2023 and March 27, 2022.
The following is an analysis of the Company’s investments in unrealized loss positions:

	March 26, 2023
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mutual funds	$11,634	$(922)	$15,332	$(1,312)	$26,966	$(2,234)
Corporate notes and bonds	16,838	(88)	46,560	(656)	63,398	(744)
	$28,472	$(1,010)	$61,892	$(1,968)	$90,364	$(2,978)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities are as follows as of March 26, 2023:

	Cost	Fair Value
	(in thousands)
Due in one year or less	$4,200,733	$4,200,066
Due after one year through five years	8,471	8,394
	$4,209,204	$4,208,460

The Company has the ability, if necessary, to liquidate its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than 12 months from the date of purchase nonetheless are classified as short-term on the accompanying Condensed Consolidated Balance Sheets.
Derivative Instruments and Hedging
The Company’s hedging strategies and policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to our Consolidated Financial Statements in Part II, Item 8 of our 2022 Form 10-K. The financial statement impacts from derivative instruments and hedging activities were not material as of and for the three and nine months ended March 26, 2023 and March 27, 2022.
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
Lam Research Corporation 2023 Q3 10-Q 15

NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	March 26, 2023	June 26, 2022
	(in thousands)
Raw materials	$3,219,721	$2,401,490
Work-in-process	396,415	471,348
Finished goods	1,265,799	1,093,456
	$4,881,935	$3,966,294

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.6 billion and $1.5 billion as of March 26, 2023 and June 26, 2022, respectively. As of March 26, 2023 and June 26, 2022, $62.0 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law. Refer to Note 17 - Business Combinations for additional information regarding the Company’s goodwill balance.
Intangible Assets
The following table provides the Company’s intangible assets, other than goodwill:

	March 26, 2023			June 26, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$644,083	$(630,262)	$13,821	$633,252	$(627,376)	$5,876
Existing technology	717,210	(671,335)	45,875	676,924	(664,278)	12,646
Patents and other intangible assets	197,612	(107,742)	89,870	167,821	(84,493)	83,328
Intangible assets subject to amortization	1,558,905	(1,409,339)	149,566	1,477,997	(1,376,147)	101,850
In process research and development	30,081	—	30,081	—	—	—
Total intangible assets	$1,588,986	$(1,409,339)	$179,647	$1,477,997	$(1,376,147)	$101,850

The Company recognized $13.8 million and $20.4 million in intangible asset amortization expense during the three months ended March 26, 2023 and March 27, 2022, respectively. The Company recognized $37.4 million and $58.9 million in intangible asset amortization expense during the nine months ended March 26, 2023 and March 27, 2022, respectively.
The estimated future amortization expense of intangible assets as of March 26, 2023, is reflected in the table below. The table excludes $20.7 million of capitalized costs for internal-use software, included in Patents and other intangible assets in the table above, that have not been placed into service.

Fiscal Year	Amount
(in thousands)
2023 (remaining 3 months)	$13,014
2024	40,799
2025	26,696
2026	16,575
2027	12,262
Thereafter	19,570
$128,916

Refer to Note 17 - Business Combinations for additional information regarding the Company’s intangible assets.
Lam Research Corporation 2023 Q3 10-Q 16

NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 26, 2023	June 26, 2022
	(in thousands)
Accrued compensation	$433,643	$481,070
Warranty reserves	277,183	232,248
Income and other taxes payable	383,610	465,601
Dividend payable	233,043	205,615
Restructuring	75,257	—
Other	587,411	589,738
	$1,990,147	$1,974,272

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
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) adjusted term SOFR plus 1.0%, plus a spread of 0.00% to 0.30%, or (2) adjusted term SOFR, plus a spread of 0.805% to 1.30%, in each case plus a facility fee, with such spread and facility fee determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Such spreads and such facility fees are further subject to sustainability adjustments as described in the Amendment No.1 To Second Amended and Restated Credit Agreement, in each case based on the Company’s performance of certain energy savings and health and safety standards metrics. As of March 26, 2023, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
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
The Company has finance leases for certain improved properties in Fremont and Livermore, California (the “California Facility Leases”). The Company is required to maintain cash collateral in an aggregate of approximately $250.0 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of March 26, 2023.
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
Lam Research Corporation 2023 Q3 10-Q 17

Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of March 26, 2023, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of March 26, 2023, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $99.6 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of March 26, 2023, warranty reserves totaling $35.6 million were recognized in other long-term liabilities, the remainder were included in accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
	(in thousands)
Balance at beginning of period	$318,969	$228,388	$256,258	$191,758
Warranties issued during the period	54,158	71,707	225,735	213,816
Settlements made during the period	(60,440)	(71,957)	(187,174)	(200,375)
Changes in liability for warranties issued during the period	(942)	—	999	—
Changes in liability for pre-existing warranties	1,087	12,190	17,014	35,129
Balance at end of period	$312,832	$240,328	$312,832	$240,328

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
Lam Research Corporation 2023 Q3 10-Q 18

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
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased		Total Cost of Repurchase		Average Price Paid Per Share (1)		Amount Available Under Repurchase Program (3)
	(in thousands, except per share data)
Available balance as of June 26, 2022							$5,514,636
Quarter ended September 25, 2022	675	(2)	$104,982		$432.74		$5,409,654
Quarter ended December 25, 2022	1,125		$483,226		$429.42		$4,926,428
Quarter ended March 26, 2023	1,017		$483,418	(3)	$475.18	(3)	$4,443,010

(1)    Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure below regarding the Company’s accelerated share repurchase activity during the nine months ended March 26, 2023.
(2)    Includes shares received at final settlement of accelerated share repurchase agreements; see additional disclosures below regarding the Company’s accelerated share repurchase activity during the nine months ended March 26, 2023.
(3)    As of January 1, 2023, the Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under the repurchase program, as applicable, and is included in the cost of share repurchased in the Condensed Consolidated Statement of Stockholders’ Equity.
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three and nine months ended March 26, 2023, the Company acquired 148 thousand shares at a total cost of $72.5 million and 167 thousand shares at a total cost of $80.4 million, respectively, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
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
Lam Research Corporation 2023 Q3 10-Q 19

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, net of tax at March 26, 2023, as well as the activity for the nine months ending March 26, 2023, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Gain or Loss on Cash flow hedges	Accumulated Unrealized Holding Gain or Loss on Available-For-Sale Investments	Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance at June 26, 2022	$(81,755)	$(12,330)	$(1,637)	$(14,260)	$(109,982)
Other comprehensive income (loss) before reclassifications	11,588	(3,135)	1,222	848	10,523
Gains reclassified from accumulated other comprehensive loss to net income (1)	—	(5,478)	(158)	—	(5,636)
Net current-period other comprehensive income (loss)	11,588	(8,613)	1,064	848	4,887
Balance at March 26, 2023	$(70,167)	$(20,943)	$(573)	$(13,412)	$(105,095)

(1)    Amount of after-tax gains reclassified from AOCI into net income is not material in the aggregate, or to any individual location in our Condensed Consolidated Statements of Operations.
NOTE 17 — BUSINESS COMBINATIONS
In November 2022, the Company completed two business combination transactions acquiring the outstanding shares of two separate private companies in cash transactions valued at $153.8 million as of the respective purchase dates. The Company’s preliminary assessment of acquisition date fair value of the assets acquired and liabilities assumed resulted in the recognition of $102.2 million of goodwill and $81.2 million of intangible assets; all other assets acquired and all liabilities assumed were immaterial. The preliminary fair value of net tangible liabilities assumed and intangible assets acquired was based on preliminary valuations, estimates, and assumptions which are subject to change within the measurement period (up to one year from the acquisition date). The Company expensed all associated costs, as incurred, in selling, general, and administrative expense in the Condensed Consolidated Statement of Operations for the three and nine months ended March 26, 2023.
The following table is a summary of the preliminary fair value estimates of the identifiable intangible assets and their useful lives:

	Weighted-Average Useful Life	Estimated Purchase Date Fair Value
		(in thousands)
Existing technology	7 years	$40,294
Customer relationships	8 years	10,835
In process research and development	Indefinite	30,081
		$81,210

NOTE 18 — RESTRUCTURING CHARGES, NET
The Company records employee severance and separation costs that meet the requirements for recognition in accordance with the relevant guidance of ASC 420, Exit or Disposal Cost Obligations, or ASC 712, Compensation - Non-retirement Post-employment Benefits, as applicable. For involuntary termination benefits that are not provided under the terms of an ongoing benefit arrangement, the liability for the current fair value of expected future costs associated with a management-approved restructuring plan is recognized in the period in which the plan is communicated to the employees and the plan is not expected to change significantly. For ongoing benefit arrangements, inclusive of statutory requirements, employee termination costs are accrued when the existing situation or set of circumstances indicates that an obligation has been incurred, it is probable the benefits will be paid, and the amount can be reasonably estimated. Termination benefits associated with employees that elected to voluntarily terminate as part of the restructuring plan are recorded when the employee irrevocably accepts the offer and the amount can be reasonably estimated. If applicable, the Company records such costs into operating expense over the terminated employees’ future service period beyond any minimum or legally required retention period. The majority of restructuring charges that have been incurred but not yet paid are recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
Lam Research Corporation 2023 Q3 10-Q 20

In the three and nine months ended March 26, 2023, the Company initiated a restructuring plan designed to better align the Company’s cost structure with its outlook for the economic environment and business opportunities. Under the plan the Company terminated approximately 1,400 employees, incurring expenses related to employee severance and separation costs. Employee severance and separation costs primarily relate to severance, non-cash severance, including equity award compensation expense, pension and other termination benefits. Additionally, the Company made a strategic decision to relocate certain manufacturing activities to pre-existing facilities.
During the three and nine months ended March 26, 2023, net restructuring costs of $66.7 million and $40.4 million were recorded in restructuring charges, net - cost of goods sold, and restructuring charges, net - operating expenses, respectively in the Condensed Consolidated Statements of Operations.
The Company anticipates the restructuring plan to be substantially complete by December 24, 2023, and estimates that incremental restructuring charges totaling approximately $40 million will be incurred through the fiscal quarter ending December 24, 2023.
The following table is a summary of the activity related to the restructuring plan:

	Severance and Benefits	Other	Total
	(in thousands)
Restructuring expense	$98,508	$8,620	$107,128
Cash payments	(20,658)	(2,967)	(23,625)
Non-cash activities	(2,269)	(794)	(3,063)
Restructuring liability as of March 26, 2023	$75,581	$4,859	$80,440

Lam Research Corporation 2023 Q3 10-Q 21

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment; trends and opportunities in the semiconductor industry, including in the end markets and applications for semiconductors, and in device complexity; growth or decline in the industry and the market for, and spending on, wafer fabrication equipment; the anticipated levels of, and rates of change in, margins, market share, served addressable market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; restructuring activities; volatility in our quarterly results; the makeup of our customer base; customer and end user requirements and our ability to satisfy those requirements; customer spending and demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our products and services; our competition, and our ability to defend our market share and to gain new market share; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; our supply chain and the role of suppliers in our business, including the impacts of supply chain constraints and material costs; our leadership and competency, and our ability to facilitate innovation; our research and development programs; our ability to create sustainable differentiation; technology inflections in the industry and our ability to identify those inflections and to invest in research and development programs to meet them; our ability to deliver multi-product solutions; the resources invested to comply with evolving standards and the impact of such efforts; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); hedging transactions; debt or financing arrangements; our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our strategic relevance with our customers; our ability to scale our operations to respond to changes in our business; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; the impact of the COVID-19 pandemic; and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 26, 2022 (our “2022 Form 10-K”), our quarterly reports on Form 10-Q for the fiscal quarters ended September 25, 2022 and December 25, 2022, and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and nine months ended March 26, 2023, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2022 Form 10-K.
Lam Research Corporation 2023 Q3 10-Q 22

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
In the quarter-ended March 26, 2023, customer demand weakened due to wafer fabrication equipment spending reductions resulting primarily from incremental demand weakness in memory. We did, however, continue to see improvement in supply chain constraints and were able to fulfill shipments of nearly all our outstanding back order systems. As a result of expected reduced business levels we initiated a restructuring plan in the March 2023 quarter designed to better align the Company’s cost structure with its outlook. We incurred a charge for the workforce actions associated with the restructuring plan in the March quarter of approximately $98.5 million. Over the course of calendar year 2023, we are projecting expenditures in the range of $250 million associated with various business process improvements and initiatives, inclusive of the March 2023 quarter restructuring activity. Risks and uncertainties related to the COVID-19 pandemic, supply chain challenges, and inflationary pressures may continue to negatively impact our revenue and gross margin. Over the longer term, we believe that secular demand for semiconductors combined with technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will drive sustainable growth and lead to an increase in the served addressable market for our products and services in the deposition, etch, and clean businesses.

Lam Research Corporation 2023 Q3 10-Q 23

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	March 26, 2023	December 25, 2022
	(in thousands, except per share data and percentages)
Revenue	$3,869,569	$5,277,569
Gross margin	$1,605,612	$2,376,349
Gross margin as a percent of total revenue	41.5%	45.0%
Total operating expenses	$663,359	$696,187
Net income	$814,008	$1,468,507
Diluted net income per share	$6.01	$10.77
In the March 2023 quarter, revenue decreased 27% compared to the December 2022 quarter, driven by a decrease in both systems and customer-support related revenue as a result of the weakening demand environment, compounded by regulatory trade restrictions imposed on shipments of wafer fabrication equipment and related parts and service to certain customers in China. The deferred revenue balance was $2,002.7 million at the end of the March 2023 quarter, consistent with the balance at the end of the December 2022 quarter of $1,984.0 million. Advanced deposit additions from newer customers increased during the March 2023 quarter, offsetting the decline in deferred balances related to shipments we completed of tools that had critical parts outstanding. We aim to balance the requirements of our customers with the availability of resources, as well as performance to our operational and financial objectives. As a result, from time to time, we exercise discretion and judgment as to the timing and prioritization of manufacturing and deliveries of products, which has impacted, including in the current fiscal year, and may in the future impact, the timing of revenue recognition with respect to such products.
The decrease in gross margin as a percentage of revenue in the March 2023 quarter compared to the December 2022 quarter was primarily a result of costs associated with restructuring related activities and product rationalization charges, as well as unfavorable absorption costs due to lower business volumes and customer and product mix. The decrease in operating expenses in the March 2023 quarter compared to the December 2022 quarter was primarily driven by decreases in outside service spending and supplies expense, partially offset by an increase in restructuring related charges, employee-related expenses from seasonality, product rationalization costs and transformational costs.
Our cash and cash equivalents, investments, and restricted cash and investments balances increased to $5.6 billion at the end of the March 2023 quarter compared to $4.8 billion at the end of the December 2022 quarter. This increase was primarily the result of $1,726.4 million of cash generated from operating activities, partially offset by $581.9 million of share repurchases, including net share settlement of employee stock-based compensation, $234.0 million of dividends paid to stockholders; and $119.5 million of capital expenditures. Employee headcount as of March 26, 2023 was approximately 18,700. We expect the employee headcount balance to decrease further in the June 2023 quarter as many of the employees impacted by our restructuring activity have termination dates in early April.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended		Nine Months Ended
	March 26, 2023	December 25, 2022	March 26, 2023	March 27, 2022
Revenue (in millions)	$3,870	$5,278	$14,221	$12,591
Korea	22%	20%	20%	23%
China	22%	24%	26%	32%
Taiwan	18%	19%	20%	16%
United States	16%	10%	9%	6%
Japan	10%	11%	10%	11%
Europe	8%	6%	6%	3%
Southeast Asia	4%	10%	9%	9%
Revenue for the March 2023 quarter decreased 27% from the December 2022 quarter primarily from reductions in wafer fabrication equipment spending as well as from regulatory trade restrictions imposed on shipments of wafer fabrication equipment and related parts and services to China.
Lam Research Corporation 2023 Q3 10-Q 24

The following table presents our revenue disaggregated between system and customer support-related revenue:

	Three Months Ended		Nine Months Ended
	March 26, 2023	December 25, 2022	March 26, 2023	March 27, 2022
	(In thousands)
System revenue	$2,256,033	$3,547,518	$8,985,538	$8,315,898
Customer support-related revenue and other	1,613,536	1,730,051	5,235,721	4,275,587
	$3,869,569	$5,277,569	$14,221,259	$12,591,485

Please refer to Note 3, “Revenue,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets we serve:

	Three Months Ended		Nine Months Ended
	March 26, 2023	December 25, 2022	March 26, 2023	March 27, 2022
Memory	32%	50%	46%	62%
Foundry	46%	31%	18%	26%
Logic/integrated device manufacturing	22%	19%	36%	12%
The decrease in the memory market for the nine months ended March 26, 2023 as compared to the same period in 2022, is primarily due to decreases in NAND investments by our customers during this time period.
Gross Margin

	Three Months Ended		Nine Months Ended
	March 26, 2023	December 25, 2022	March 26, 2023	March 27, 2022
	(in thousands, except percentages)
Gross margin	$1,605,612	$2,376,349	$6,318,796	$5,771,295
Percent of revenue	41.5%	45.0%	44.4%	45.8%
Gross margin as a percentage of revenue was lower in the March 2023 quarter compared to the December 2022 quarter primarily due to $66.7 million in restructuring-related charges and $26.8 million in costs associated with product rationalization, as well as unfavorable customer and product mix.
The decrease in gross margin as a percentage of revenue in the nine months ended March 26, 2023 compared to the same period in the prior year was primarily driven by costs associated with restructuring related activities, product rationalization, as well as higher levels of manufacturing-related spending as a result of increased inflationary pressures, partially offset by favorable customer and product mix.
Research and Development

	Three Months Ended		Nine Months Ended
	March 26, 2023	December 25, 2022	March 26, 2023	March 27, 2022
	(in thousands, except percentages)
Research & development (“R&D”)	$429,451	$462,385	$1,325,211	$1,193,091
Percent of revenue	11.1%	8.8%	9.3%	9.5%
We continued to make significant R&D investments in the March 2023 quarter focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. The decrease in R&D expense in the March 2023 quarter compared to the December 2022 quarter was primarily driven by a decrease of $22.1 million in supplies expense and $11.5 million in outside services.
Lam Research Corporation 2023 Q3 10-Q 25

The increase in R&D expense in the nine months ended March 26, 2023 compared to the same period in the prior year was primarily driven by a $46.8 million increase in employee-related expenses mainly as a result of increased headcount and a $31.9 million increase in spending for supplies.
Selling, General, and Administrative

	Three Months Ended		Nine Months Ended
	March 26, 2023	December 25, 2022	March 26, 2023	March 27, 2022
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$193,500	$233,802	$632,922	$675,735
Percent of revenue	5.0%	4.4%	4.5%	5.4%
SG&A expense during the March 2023 quarter decreased in comparison to the December 2022 quarter, primarily driven by a decrease of $24.5 million in outside service spending.
SG&A expense during the nine months ended March 26, 2023 decreased compared to the same period in the prior year, primarily driven by a decrease of $34.6 million in amortization for intangible assets, as the intangible assets associated with our Novellus Systems, Inc. transactions have fully amortized.
Restructuring Charges, Net

	Three Months Ended		Nine Months Ended
	March 26, 2023	December 25, 2022	March 26, 2023	March 27, 2022
	(in thousands, except percentages)
Restructuring charges, net	$107,128	$—	$107,128	$—
Percent of revenue	2.8%	—%	0.8%	—%
In the three and nine months ended March 26, 2023, we initiated a restructuring plan designed to better align our cost structure with our outlook for the economic environment and business opportunities. Under the plan we terminated approximately 1,400 employees, incurring expenses related to employee severance and separation costs. Employee severance and separation costs primarily relate to severance, non-cash severance, including equity award compensation expense, pension and other termination benefits. Additionally, we made a strategic decision to relocate certain manufacturing activities to pre-existing facilities.
During the three and nine months ended March 26, 2023 net restructuring costs of $66.7 million and $40.4 million were recorded in restructuring charges, net - cost of goods sold, and restructuring charges, net - operating expenses, respectively of our Condensed Consolidated Financial Statements, included in Part I of this Form 10-Q. Please refer to Note 18, “Restructuring charges, net,” to our Condensed Consolidated Financial Statements, included in Part I of this Form 10-Q for additional information.
Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended		Nine Months Ended
	March 26, 2023	December 25, 2022	March 26, 2023	March 27, 2022
	(in thousands)
Interest income	$41,974	$26,125	$83,155	$8,988
Interest expense	(47,217)	(46,661)	(139,930)	(138,531)
Gains (losses) on deferred compensation plan-related assets, net	5,443	10,871	3,588	(5,737)
Foreign exchange (losses) gains, net	(5,519)	(10,114)	(8,812)	1,657
Other, net	1,988	(8,455)	(12,661)	65,363
	$(3,331)	$(28,234)	$(74,660)	$(68,260)

Interest income increased for the March 2023 quarter compared to the December 2022 quarter, primarily because of higher yields and higher average balances. Interest income increased for the nine months ended March 26, 2023, compared to the same period in 2022, primarily because of higher yields.
Lam Research Corporation 2023 Q3 10-Q 26

Interest expense is consistent across all periods presented.
The gains and losses on deferred compensation plan-related assets were driven by fluctuations in the fair market value of the underlying funds for all periods presented.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures for all periods presented.
The gains and losses in other, net for the three and nine months ended March 26, 2023, were driven by fluctuations in fair value of equity investments. For the nine months ended March 27, 2022, other, net includes an unrealized gain totaling $63.6 million associated with an equity investment that completed a business combination and public offering during that period.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	March 26, 2023	December 25, 2022	March 26, 2023	March 27, 2022
	(in thousands, except percentages)
Income tax expense	$124,914	$183,421	$537,201	$437,857
Effective tax rate	13.3%	11.1%	12.7%	11.4%

The increase in the effective tax rate for the March 2023 quarter compared to the December 2022 quarter was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions, recognition of previously unrecognized tax benefits from lapses of statutes of limitation, and a net tax benefit associated with legal entity restructuring in the December 2022 quarter.
The increase in the effective tax rate for the nine months ended March 26, 2023 compared to the same period in the prior year was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions and lower stock-based compensation excess tax benefits in the nine months ended March 26, 2023.
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
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $5.6 billion at March 26, 2023 compared to $3.9 billion as of June 26, 2022. This increase was primarily driven by $4,056.2 million of cash generated from operating activities, partially offset by $1,148.0 million of share repurchases, including net share settlement on employee stock-based compensation; $675.6 million in dividends paid; and $422.9 million of capital expenditures.
Lam Research Corporation 2023 Q3 10-Q 27

Net cash provided by operating activities of $4,056.2 million during the nine months ended March 26, 2023, consisted of (in thousands):

Net income	$3,708,394
Non-cash charges:
Depreciation and amortization	252,828
Equity-based compensation expense	218,105
Deferred income taxes	(133,101)
Changes in operating asset and liability accounts	(1,550)
Other	11,537
$4,056,213

Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in inventory of $964.0 million, along with a decrease in trade accounts payable of $392.0 million, and accrued expenses and other liabilities of $101.5 million. The uses of cash are offset by the following sources of cash: decreases in accounts receivable of $1,058.5 million, deferred profit of $268.9 million, and prepaid expense and other assets of $128.5 million.
Cash Flow from Investing Activities
Net cash used for investing activities during the nine months ended March 26, 2023, was $479.4 million, primarily consisting of $422.9 million in capital expenditures and $120.0 million of net cash disbursed for business acquisitions, partially offset by proceeds from maturities of available-for-sale securities of $71.9 million.
Cash Flow from Financing Activities
Net cash used for financing activities during the nine months ended March 26, 2023, was $1,792.7 million, primarily consisting of $1,148.0 million in treasury stock repurchases, including net share settlement on employee stock-based compensation, and $675.6 million in dividends paid, partially offset by $52.7 million combined proceeds from issuance of common stock.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of March 26, 2023, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, factors outside of our control, including uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, are currently, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
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
Lam Research Corporation 2023 Q3 10-Q 28

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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of March 26, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Lam Research Corporation 2023 Q3 10-Q 29

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
Lam Research Corporation 2023 Q3 10-Q 30

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
Lam Research Corporation 2023 Q3 10-Q 31

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
Lam Research Corporation 2023 Q3 10-Q 32

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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part I Item 2. Results of Operations of this quarterly report on Form 10-Q, accounted for approximately 91%, 92%, and 94% of total revenue in the nine months ended March 26, 2023 and fiscal years 2022, and 2021, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
Lam Research Corporation 2023 Q3 10-Q 33

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
Lam Research Corporation 2023 Q3 10-Q 34

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
Lam Research Corporation 2023 Q3 10-Q 35

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
Further, increased restrictions imposed on a class of chemicals known as per- and polyfluoroalkyl substances (“PFAS”), which are widely used in a large number of products, including parts and materials that are incorporated into our products, may negatively impact our supply chain due to the potentially decreased availability, or non-availability, of PFAS-containing products. Proposed regulations under consideration could require that we transition away from the usage of PFAS-containing products, which could adversely impact our business, operations, revenue, costs, and competitive position. There is no assurance that suitable replacements for PFAS-containing parts and materials will be available at similar costs, or at all.
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
Lam Research Corporation 2023 Q3 10-Q 36

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
Lam Research Corporation 2023 Q3 10-Q 37

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
Lam Research Corporation 2023 Q3 10-Q 38

LEGAL, REGULATORY AND TAX RISKS
Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 26%, 31%, and 35% of our total revenue for the nine months ended March 26, 2023 and fiscal years 2022 and 2021, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. Recently, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. Most recently, the U.S. government has enacted new rules aimed at restricting China’s ability to manufacture advanced semiconductors, which include restrictions on exports, reexports or transfers to, or shipping, transmitting, transferring, or facilitating such movement to, or performing services at, customer facilities in China engaged in certain technology end-uses, without appropriate authorizations obtained from U.S. authorities. In addition, the U.S. Department of Commerce has enacted new rules that have expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses; has added additional Chinese companies to its restricted entity list and unverified list under suspicion of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns (including Semiconductor Manufacturing International Corporation, or SMIC, and related entities, and Yangtze Memory Technologies Co., Ltd., or YMTC, and related entities); and has expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, such as SMIC, YMTC and ChangXin Memory Technologies, Inc., and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including but not limited to Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our results of operations.
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
Lam Research Corporation 2023 Q3 10-Q 39

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
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. In general, the provisions of the IRA will be effective beginning with our fiscal year 2024, with certain exceptions. The IRA includes a new 15% corporate minimum tax. We have evaluated the potential impacts of the IRA and do not expect it to have a material impact on our effective tax rate. However, we expect future guidance from the Treasury Department and will further analyze when the guidance is issued.
Recommendations made by the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting 2.0 (“BEPS 2.0”) project have the potential to lead to changes in the tax laws in numerous countries. Several countries around the world have enacted or proposed changes to their existing tax laws based on these recommendations. As each country in which we operate evaluates their alignment with the recommendations, the timing and ultimate impact of any such changes on our effective tax rate remain uncertain. When fully enacted, such changes could have a material impact on our effective tax rate. We will continue to monitor the progress of the BEPS 2.0 implementation.
In addition, President Joseph Biden has made several corporate income tax proposals, including changes in the taxation of non-U.S. income. If enacted, such changes could have a material impact on our effective tax rate.
A Failure to Comply with Environmental Regulations May Adversely Affect Our Operating Results
We are subject to a variety of domestic and international governmental regulations related to the handling, discharge, sale, and disposal of toxic, volatile, or otherwise hazardous or potentially hazardous substances. Failure to comply with present or future environmental regulations (such as regulations imposed on the use or sale of PFAS or PFAS-containing products) could result in fines being imposed on us, require us to undertake remediation activities, suspend production, and/or cease operations, or cause our customers to not accept our products. These regulations could require us to alter our current operations, acquire significant additional equipment, incur substantial other expenses to comply with environmental regulations, or take other actions. Any failure to comply with regulations governing the use, handling, sale, transport, or disposal of hazardous or potentially hazardous substances (including PFAS) could subject us to future liabilities that may adversely affect our operating results, financial condition, and ability to operate our business.
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
Lam Research Corporation 2023 Q3 10-Q 40

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
Lam Research Corporation 2023 Q3 10-Q 41

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
Lam Research Corporation 2023 Q3 10-Q 42

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
Share repurchases, including those under the repurchase program, were as follows:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2, 3)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program (3)
	(in thousands, except per share data)
Available balance as of June 26, 2022					$5,514,636
Quarter ended September 25, 2022	686	$433.47		675	5,409,654
Quarter ended December 25, 2022	1,133	$429.27		1,125	4,926,428
December 26, 2022 - January 22, 2023	387	$441.72		386	4,755,865
January 23, 2023 - February 19, 2023	223	$507.02		221	4,643,892
February 20, 2023 - March 26, 2023	555	$489.86		410	4,443,010
Quarter ended March 26, 2023	1,165	$477.15	(4)	1,017	$4,443,010

(1)    During the three and nine months ended March 26, 2023, we acquired 148 thousand shares at a total cost of $72.5 million, and 167 thousand shares at a total cost of $80.4 million, respectively, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.
(2)    Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure below regarding our accelerated share repurchase activity during the nine months ended March 26, 2023.
(3)    As of January 1, 2023, our net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under repurchase program, as applicable, and is included in the cost of share repurchased in the Condensed Consolidated Statement of Stockholders’ Equity.
(4)    Average price paid per share presented is for the quarter ended March 26, 2023.
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
Lam Research Corporation 2023 Q3 10-Q 43

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

Lam Research Corporation 2023 Q3 10-Q 44

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 24, 2023	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Lam Research Corporation 2023 Q3 10-Q 45