Form 10-K
period 2023-06-25
LAM RESEARCH CORP
filed 2023-08-15
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 25, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 25, 2022, the last business day of the most recently completed second fiscal quarter, was $46,244,310,674. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation based on the assumption that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.
As of August 10, 2023, the Registrant had 132,511,701 outstanding shares of Common Stock.
_________________________
Documents Incorporated by Reference
Parts of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders expected to be held on or about November 7, 2023, are incorporated by reference into Part III of this Form 10-K. Except as expressly incorporated by reference herein, the Registrant’s proxy statement shall not be deemed to be part of this report.

 LAM RESEARCH CORPORATION
2023 ANNUAL REPORT ON FORM 10-K

Lam Research Corporation 2023 10-K 2

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment; trends and opportunities in the semiconductor industry, including in the end markets and applications for semiconductors, and in device complexity; growth or decline in the industry and the market for, and spending on, wafer fabrication equipment; the anticipated levels of, and rates of change in, margins, market share, served available market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; restructuring activities; business process improvements and initiatives; volatility in our quarterly results; the makeup of our customer base; customer and end user requirements and our ability to satisfy those requirements; customer spending and demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our products and services; our competition, and our ability to defend our market share and to gain new market share; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; our supply chain and the role of suppliers in our business, including the impacts of supply chain constraints and material costs; our leadership and competency, and our ability to facilitate innovation; our research and development programs, our ability to create sustainable differentiation; technology inflections in the industry and our ability to identify those inflections and to invest in research and development programs to meet them; our ability to deliver multi-product solutions; the resources invested to comply with evolving standards and the impact of such efforts; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); hedging transactions; debt or financing arrangements; our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our strategic relevance with our customers; our ability to scale our operations to respond to changes in our business; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; the impact of the COVID-19 pandemic, and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
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

Lam Research Corporation 2023 10-K 3

We are a global supplier of innovative wafer fabrication equipment and services to the semiconductor industry. We have built a strong global presence with core competencies in areas such as nanoscale applications enablement, chemistry, plasma and fluidics, advanced systems engineering, and a broad range of operational disciplines. Our products and services are designed to help our customers build smaller and better performing devices that are used in a variety of electronic products, including mobile phones, personal computers, servers, wearables, automotive vehicles, and data storage devices.
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
We also address processes for back-end wafer-level packaging (“WLP”), which is an alternative to traditional wire bonding and can offer a smaller form factor, increased interconnect speed and bandwidth, and lower power consumption, among other benefits. We offer advanced packaging solutions that support fan-out panel-level packaging, a process in which chips or chiplets are cut from a large format substrate sheet several times the size of a traditional silicon wafer, which increases yield and reduces waste and solutions that meet the need for 3D stacking of high bandwidth memory (“HBM”). In addition, our products are well-suited for related markets that rely on semiconductor processes and require production-proven manufacturing capability, such as complementary metal-oxide-semiconductor image sensors (“CIS”) and micro-electromechanical systems (“MEMS”).
Our Customer Support Business Group (“CSBG”) provides products and services to maximize installed equipment performance, predictability, and operational efficiency. We offer a broad range of services to deliver value throughout the lifecycle of our equipment, including customer service, spares, upgrades, and new and refurbished non-leading edge products in our deposition, etch, and clean markets. Many of the technical advances that we introduce in our newest products are also available as upgrades, which provide customers with a cost-effective strategy for extending the performance and capabilities of their existing wafer fabrication lines. Service offerings include addressing productivity needs for our customers including, but not limited to, system uptime or availability optimization, throughput improvements, and defect reduction. Additionally, within CSBG, our Reliant® product line offers new and refurbished non-leading edge products in deposition, etch and clean markets for those applications that do not require the most advanced wafer processing capability.

Lam Research Corporation 2023 10-K 4

Products

Market	Process/Application	Technology	Products
Deposition	Metal Films	Electrochemical Deposition (“ECD”) (Copper & Other)	SABRE® family
		Chemical Vapor Deposition (“CVD”) Atomic Layer Deposition (“ALD”) (Tungsten)	ALTUS® family
	Dielectric Films	Plasma-enhanced CVD (“PECVD”) ALD Gapfill High-Density Plasma CVD (“HDP-CVD”)	VECTOR® family Striker® family SPEED® family
Etch	Conductor Etch	Reactive Ion Etch	Kiyo® family, Versys® Metal family
	Dielectric Etch	Reactive Ion Etch	Flex® family Vantex® family
	Through-silicon Via (“TSV”) Etch	Deep Reactive Ion Etch	Syndion® family
Clean	Wafer Cleaning	Wet Clean	EOS®, DV-Prime®, Da Vinci®, SP Series
	Bevel Cleaning	Dry Plasma Clean	Coronus® family
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
ALTUS® Product Family
Tungsten and/or Molybdenum deposition is used to form conductive features such as contacts, vias, and wordlines on a chip. These features are small, often narrow, and use only a small amount of metal, so minimizing resistance and achieving complete fill can be difficult. At these nanoscale dimensions, even slight imperfections can impact device performance or cause a chip to fail. Our ALTUS® systems combine CVD and ALD technologies to deposit the highly conformal or selective films as needed for advanced tungsten metallization applications in both logic and memory. The Multi-Station Sequential Deposition architecture enables nucleation layer formation and bulk CVD/ALD fill to be performed in the same chamber (“in situ”). Our ALD technologies are used in the deposition of barrier films to achieve high step coverage with reduced thickness at lower temperatures relative to a conventional process.
SABRE® Product Family
Copper deposition lays down the electrical wiring for most semiconductor devices. Even the smallest defect - say, a microscopic pinhole or dust particle - in these conductive structures can impact device performance, from loss of speed to complete failure. The SABRE® ECD product family, which helped pioneer the copper interconnect transition, offers the precision needed for copper damascene manufacturing in logic and memory. System capabilities include cobalt deposition for logic applications and copper deposition directly on various liner materials, which is important for next-generation metallization schemes. For advanced WLP applications, such as forming conductive bumps, redistribution layers, TSV filing, and wafer level bonding, the SABRE® 3D family combines Lam’s SABRE Electrofill® technology with additional innovation to deliver the high-quality films needed at high productivity. The modular architecture can be configured with multiple plating and pre/post-treatment cells, providing flexibility to address a variety of packaging applications, including HBM.
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

Lam Research Corporation 2023 10-K 5

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
Vantex® Product Family
Dielectric etch processes remove non-conductive materials during the manufacturing of a semiconductor device. Leading-edge memory devices have especially challenging structures, such as extremely deep holes and trenches, that must be manufactured with tight tolerances. Our latest dielectric etch system, Vantex® creates high aspect ratio device features while maintaining critical dimension (“CD”) uniformity and selectivity. Vantex® is part of our Sense.i® platform and offers advanced RF technology and repeatable wafer-to-wafer performance enabled by Equipment Intelligence® to meet the needs of advanced memory manufacturing, primarily in 3D NAND high aspect ratio hole, trench, contact, and capacitor cell applications.
Kiyo® Product Family
Conductor etch helps shape the electrically active materials used in the parts of a semiconductor device. Even a slight variation in these miniature structures can degrade device performance. In fact, these structures are so tiny and sensitive that etch processes push the boundaries of the basic laws of physics and chemistry. Our Kiyo® product family delivers the high-performance capabilities needed to precisely and consistently form these features precisely and with high productivity. Proprietary Hydra technology in Kiyo® products improves CD uniformity by correcting for incoming pattern variability, and atomic-scale variability control with production-worthy throughput is achieved with plasma-enhanced ALE capability.
Syndion® Product Family
Plasma etch processes used to remove single crystal silicon and other materials deep into the wafer are collectively referred to as deep silicon etch. These may be deep trenches for CMOS image sensors, trenches for power and other devices, TSVs for HBM and advanced packaging, and other high aspect ratio features. These are created by etching through multiple materials sequentially, where each new material involves a change in the etch process. The Syndion® etch product family is optimized for deep silicon etch, providing the fast process switching with depth and cross-wafer uniformity control required to achieve precision etch results. The systems support both conventional single-step etch and rapidly alternating process, which minimizes damage and delivers precise depth uniformity.

Lam Research Corporation 2023 10-K 6

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
Fiscal Periods Presented
All references to fiscal years apply to our fiscal years, which ended June 25, 2023, June 26, 2022, and June 27, 2021.
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

Lam Research Corporation 2023 10-K 7

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
International Sales
A significant portion of our sales and operations occur outside the United States (“U.S.”) and, therefore, may be subject to certain risks, including but not limited to compliance with U.S. and international laws and regulations, including U.S. export restrictions; tariffs and other barriers; difficulties in staffing and managing non-U.S. operations; adverse tax consequences; foreign currency exchange rate fluctuations; changes in currency controls; and economic and political conditions. Any of these factors may have a material adverse effect on our business, financial position, and results of operations and cash flows. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Refer to Note 20 of our Consolidated Financial Statements, included in Part II, Item 8 of this 2023 Form 10-K, for the attribution of revenue by geographic region.
Long-lived Assets
Refer to Note 20 of our Consolidated Financial Statements, included in Part II, Item 8 of this 2023 Form 10-K, for information concerning the geographic locations of long-lived assets.
Customers
Our customers include many of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances, and licensing arrangements which have the potential to positively or negatively impact our competitive position and market opportunities. Refer to Note 9 of our Consolidated Financial Statements, included in Part II, Item 8 of this report, for information concerning customer concentrations. Our most significant customers during the fiscal years ending June 25, 2023, June 26, 2022, and June 27, 2021 included Intel Corporation; Kioxia Corporation; Micron Technology, Inc.; Samsung Electronics Company, Ltd.; and Taiwan Semiconductor Manufacturing Company. Additionally, SK hynix Inc, and Yangtze Memory Technologies Co., Ltd. were significant customers during the fiscal years ending June 26, 2022, and June 27, 2021.
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
We have agreements with third parties to outsource certain aspects of our manufacturing, production warehousing, and logistics functions. These outsourcing contracts may provide us more flexibility to scale our operations up or down in a timely and cost-effective manner. We believe that we have selected reputable providers and have secured their performance on terms documented in written contracts. However, it is possible that one or more of these providers could fail to perform as we expect, and such failure could have an adverse impact on our business and have a negative effect on our operating results and financial condition. Overall, we believe we have effective mechanisms to manage risks associated with our outsourcing relationships. Refer to Note 17 of our Consolidated Financial Statements, included in Part II, Item 8 of this report, for further information concerning our outsourcing commitments, reported as a component of purchase obligations.
Certain components and sub-assemblies that we include in our products may only be obtained from a single supplier. In response to supply chain constraints, we are engaged in efforts to obtain and qualify alternative sources to supply these products and in some circumstances protect against potential supply challenges by carrying inventory in excess of current need. Any prolonged inability to obtain these components could have an adverse effect on our operating results and could unfavorably impact our customer relationships.
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

Lam Research Corporation 2023 10-K 8

competitive position, and our business, financial condition, and/or results of operations could be adversely affected. For additional details, please refer to “Legal, Regulatory and Tax Risks – We Are Exposed to Various Risks from Our Regulatory Environment” in Item 1A: Risk Factors.
Regulations that impact trade, including tariffs, export controls, taxes, trade barriers, sanctions, the termination or modification of trade agreements, trade zones, and other duty mitigation initiatives, have the potential to increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial conditions. For additional details regarding the impacts of compliance with trade laws and regulations, please refer to “Business and Operational Risks – Our Future Success Depends Heavily on International Sales and the Management of Global Operations” and “Legal, Regulatory and Tax Risks – Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China” in Item 1A: Risk Factors.
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
Environmental, Social, and Governance
We strive to incorporate environmental, social and governance ("ESG") considerations into everything we do – from our operations and workplace practices, to how we source our materials and design our products. Our ESG report for calendar year 2022 details, among other items, a number of ESG goals. One such goal is to achieve net zero emissions by 2050, which we intend to achieve in part by meeting a number of interim targets related to our environmental impact. There have been no material impacts to capital expenditures or our results of operations associated with this goal, and there are no material cash commitments associated with the goal as of the fiscal year ended June 25, 2023.
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

Lam Research Corporation 2023 10-K 9

We face competition from a number of established and emerging companies in the industry. We expect our competitors to continue to improve the design and performance of their current products and processes, to introduce new products and processes with enhanced price/performance characteristics, and to provide more comprehensive offerings of products. If our competitors make acquisitions or enter into strategic relationships with leading semiconductor manufacturers, or other entities, covering products similar to those we sell, our ability to sell our products to those customers could be adversely affected. Strategic investments to encourage local semiconductor manufacturing and supply chain in China could increase competition from domestic equipment manufacturers in China. Additionally, the U.S. Government has enacted a number of export controls regulating the sales of certain technologies to customers in China, which provides an advantage to our international competitors. There can be no assurance that we will continue to compete successfully in the future.
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
As of August 10, 2023, we had approximately 17,200 regular full-time employees, of which over 28% were engaged in research and development. Approximately 45% of our regular full-time employees are located in the United States, 48% in Asia, and 7% in Europe.
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
Employment, Recruitment and Development
Our talented people are what makes our success possible. Many of our recruitment efforts are carried out through partnerships with key universities. In fact, many of our senior executives began their careers with us right out of college, demonstrating that programs that recruit university students have the potential to contribute to our leadership pipeline. To tap into the best and brightest students, we prioritize core initiatives including an internship program, campus events, and thesis awards and scholarships. We accelerate employee development, broaden career opportunities, and expand professional networks for employees through our mentorship, coaching, and rotation programs. Additionally, we offer leadership development programs which are designed to scale leadership across our business by guiding managers to motivate, inspire, and lead employees through change.
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

Lam Research Corporation 2023 10-K 10

We recognize the importance of time away from work for personal reasons, and we offer annual paid holidays and time off. Additionally, we offer paid parental leave benefits for parents welcoming a new child to the family through birth, adoption, or foster care placement.
Employee Health and Safety
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
Information about our Executive Officers
As of August 10, 2023, the executive officers of Lam Research were as follows:

Name	Age	Title
Timothy M. Archer	56	President and Chief Executive Officer
Douglas R. Bettinger	56	Executive Vice President and Chief Financial Officer
Patrick J. Lord	57	Executive Vice President and Chief Operating Officer
Neil J. Fernandes	56	Senior Vice President, Global Customer Operations
Ava M. Hahn	50	Senior Vice President, Chief Legal Officer and Secretary
Vahid Vahedi	57	Senior Vice President and Chief Technology Officer
Seshasayee (Sesha) Varadarajan	48	Senior Vice President Global Products Group
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
Douglas R. Bettinger is our executive vice president and chief financial officer with responsibility for Finance, Tax, Treasury, and Investor Relations. Prior to joining the Company in 2013, Mr. Bettinger served as senior vice president and chief financial officer of Avago Technologies from 2008 to 2013. From 2007 to 2008, he served as vice president of Finance and corporate controller at Xilinx, Inc., and from 2004 to 2007, he was chief financial officer at 24/7 Customer, a privately held company. Mr. Bettinger worked at Intel Corporation from 1993 to 2004, where he held several senior-level finance positions, including corporate planning and reporting controller and Malaysia site operations controller. Mr. Bettinger currently serves on the Board of Directors of Lattice Semiconductor Corporation, the SEMI Board of Industry Leaders, and the Industrial Advisory Board of the University of Wisconsin School of Engineering. Mr. Bettinger earned an M.B.A. degree in finance from the University of Michigan and a B.S. degree in economics from the University of Wisconsin in Madison.
Patrick J. Lord is our executive vice president and chief operating officer, a position he has held since March 2023. In this role, Dr. Lord is responsible for several functions including, Global Operations; Customer Support; Global Quality; Environmental Health and Safety; Information Technology; and Global Resilience, Security, and Transformation. Dr. Lord previously served as executive vice president of CSBG and Global Operations from September 2020 to February 2023; and senior vice president and general manager of CSBG from December 2016 to September 2020. Prior to that, Dr. Lord held the position of group vice president and deputy general manager of the Global Products Group from September 2013 to December 2016. He served as the head of the Direct Metals, GapFill, Surface Integrity Group, and Integrated Metals (“DGSI”) Business Units between June 2012 and September 2013. Prior to

Lam Research Corporation 2023 10-K 11

our acquisition of Novellus in June 2012, Dr. Lord was senior vice president and general manager of the DGSI Business Units at Novellus. Additionally, Dr. Lord held the position of senior vice president of Business Development and Strategic Planning. He joined Novellus in 2001 and held a number of other positions, including senior vice president and general manager of the CMP Business Unit, senior director of Business Development, senior director of Strategic Marketing, and acting vice president of Corporate Marketing. Before joining Novellus, Dr. Lord spent six years at KLA-Tencor in various product marketing and management roles. He earned his Ph.D., M.S., and B.S. degrees in mechanical engineering from the Massachusetts Institute of Technology.
Neil J. Fernandes is our senior vice president of Global Customer Operations, a position he has held since March 2023. Previously, he was global vice president of business development and sales operations and held other senior sales and customer-focused leadership positions at Lam. He joined the company in 2012 through the acquisition of Novellus, where he was the vice president of sales operations. Prior to that role, he held range of management positions in product marketing and process engineering at Novellus, Gasonics and Watkins-Johnson. Neil earned an M.S. degree in mechanical engineering from the University of Texas at Austin and a B.E. in mechanical engineering from the Manipal Institute of Technology.
Ava M. Hahn is our senior vice president, chief legal officer and secretary. She joined us in January 2020 and is responsible for global legal matters, ethics and compliance, global trade and government affairs. Prior to joining us, Ms. Hahn served as executive vice president, chief compliance officer, general counsel and secretary of CA Technologies, an enterprise software company, from February 2019 to November 2019 (until its acquisition by Broadcom Corp.), general counsel and secretary of Aruba Networks from April 2013 to June 2016 (until its acquisition by Hewlett Packard Enterprise), general counsel and secretary of ShoreTel, Inc. from 2007 to 2013, and general counsel and secretary of Genesis Microchip from 2002 to 2007. Ms. Hahn also served as general counsel of venture capital firms Kleiner Perkins and Felicis Ventures. She started her career at the law firm of Wilson Sonsini Goodrich & Rosati, where she practiced corporate and securities law. Ms. Hahn earned a J.D. from Columbia Law School and a B.A. in history from the University of California at Berkeley.
Vahid Vahedi is our senior vice president and chief technology officer, a position he has held since March 2023. Dr. Vahedi previously served as senior vice president and general manager of the Etch business unit beginning February 2018; and group vice president of the Etch product group beginning March 2012. Previously, he served as vice president of Etch Business Product Management and Marketing, vice president of Dielectric Etch, vice president of Conductor and 3DIC Etch, and director of Conductor Etch Technology Development. He joined us in 1995. He earned his Ph.D., M.S., and B.S. degrees in electrical engineering and computer science from the University of California at Berkeley.
Sesha Varadarajan is our senior vice president of the Global Products Group, a position he has held since March 2023. Mr. Varadarajan previously served as senior vice president and general manager of the Deposition Business Unit beginning February 2018; and group vice president of the Deposition product group beginning September 2013. Previously, he served as the head of the PECVD/Electrofill Business Unit between June 2012 and September 2013. Prior to our acquisition of Novellus in June 2012, Mr. Varadarajan was senior vice president and general manager of Novellus’ PECVD and Electrofill Business Units. He joined Novellus in 1999 as a process engineer with the Electrofill Business Unit and held various roles in that business unit before being appointed director of technology in 2004. Between 2006 and 2008, he worked in the PECVD Business Unit, initially as director of technology, until being promoted to product general manager. In 2009, he returned to the Electrofill Business Unit as vice president and general manager. In mid-2011, he was promoted to senior vice president and general manager, where he was also responsible for the PECVD Business Unit. Mr. Varadarajan earned an M.S. degree in manufacturing engineering and material science from Boston University and a B.S. degree in mechanical engineering from the University of Mysore.
Item 1A.     Risk Factors
In addition to the other information in this Annual Report on Form 10-K (“2023 Form 10-K”), the following risk factors should be carefully considered in evaluating us and our business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended by, nor should be attached to, the order in which the risk factors appear.
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

Lam Research Corporation 2023 10-K 12

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
Future Declines in the Semiconductor Industry, and the Overall World Economic Conditions on Which It Is Significantly Dependent, Could Have a Material Adverse Impact on Our Results of Operations and Financial Condition
Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. With the consolidation of customers within the industry, the semiconductor capital equipment market may experience rapid changes in demand driven both by changes in the market generally and the plans and requirements of particular customers. The economic, regulatory, political, and business conditions occurring nationally, globally, or in any of our key sales regions, which are often unpredictable, have historically impacted customer demand for our products and normal commercial relationships with our customers, suppliers, and creditors. Additionally, in times of economic uncertainty, our customers’ budgets for our products, or their ability to access credit to purchase them, could be adversely affected. This would limit their ability to purchase our products and services. As a result, changing economic, regulatory, political or business conditions can cause material adverse changes to our results of operations and financial condition, including but not limited to:
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
We Have a Limited Number of Key Customers
Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments, cash flows, collections, and profitability. As a result, the actions of even one customer may subject us to variability in those areas that is difficult to predict. In addition, large customers may be able to negotiate requirements that result in decreased pricing, increased costs, and/or lower margins for us and limitations on our ability to share technology with others. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results.
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

Lam Research Corporation 2023 10-K 13

We believe that to remain competitive we must devote significant financial resources to offer products that meet our customers’ needs, to maintain customer service and support centers worldwide, and to invest in product and process R&D. Technological changes and developing technologies have required, and are expected to continue to require, new and costly investments. Certain of our competitors, including those that are created and financially backed by foreign governments, have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support resources than we do and therefore have the potential to offer customers a more comprehensive array of products and/or product capabilities and to therefore achieve additional relative success in the semiconductor equipment industry. These competitors may deeply discount or give away products similar to those that we sell, challenging or even exceeding our ability to make similar accommodations and threatening our ability to sell those products. We also face competition from our own customers, who in some instances have established affiliated entities that manufacture equipment similar to ours. In addition, we face competition from companies that exist in a more favorable legal or regulatory environment than we do, who are able to sell products for certain applications at certain customers that we are prohibited from selling to under applicable export controls, allowing the freedom of action in ways that we may be unable to match. In many cases speed to solution is necessary for customer satisfaction and our competitors may be better positioned to achieve these objectives. For these reasons, we may fail to continue to compete successfully worldwide.
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
We Depend on Creating New Products and Processes and Enhancing Existing Products and Processes for Our Success; Consequently, We Are Subject to Risks Associated with Rapid Technological Change
Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances that enable those processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products or existing products have reliability, quality, design, or safety problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may be unable to develop and manufacture products successfully, or products that we introduce may fail in the marketplace. For more than 25 years, the primary driver of technology advancement in the semiconductor industry has been to shrink the lithography that prints the circuit design on semiconductor chips. That driver could be approaching its technological limit, leading semiconductor manufacturers to investigate more complex changes in multiple technologies in an effort to continue technology development. In addition, the emergence of “big data” and new tools such as machine learning and artificial intelligence that capitalize on the availability of large data sets is leading semiconductor manufacturers and equipment manufacturers to pursue new products and approaches that exploit those tools to advance technology development. In the face of uncertainty on which technology solutions will become successful, we will need to focus our efforts on developing the technology changes that are ultimately successful in supporting our customers’ requirements. Our failure to develop and offer the correct technology solutions in a timely manner with productive and cost-effective products could adversely affect our business in a material way. Our failure to commercialize new products in a timely manner could result in loss of market share, unanticipated costs, and inventory obsolescence, which would adversely affect our financial results.
In order to develop new products and processes and enhance existing products and processes, we expect to continue to make significant investments in R&D, to investigate the acquisition of new products and technologies, to invest in or acquire such businesses or technologies, and to pursue joint development relationships with customers, suppliers, or other members of the industry. Our investments and acquisitions may not be as successful as we may expect, particularly in the event that we invest in or acquire product lines and technologies that are new to us. We may find that acquisitions are not available to us, for regulatory or other reasons, and that we must therefore limit ourselves to collaboration and joint venture development activities, which do not have the same benefits as acquisitions. Pursuing development through collaboration and/or joint development activities rather than through an acquisition poses substantial challenges for management, including those related to aligning business objectives; sharing confidential information, intellectual property and data; sharing value with third parties; and realizing synergies that might have been available in an acquisition but are not available through a joint development project. We must manage product transitions and joint development relationships successfully, as the introduction of new products could adversely affect our sales of existing products and certain jointly developed technologies may be subject to restrictions on our ability to share that technology with other customers, which could limit our market for products incorporating those technologies. Future technologies, processes, or product developments

Lam Research Corporation 2023 10-K 14

may render our current product offerings obsolete, leaving us with non-competitive products, obsolete inventory, or both. Moreover, customers may adopt new technologies or processes to address the complex challenges associated with next-generation devices. This shift may result in a reduction in the size of our addressable markets or could increase the relative size of markets in which we either do not compete or have relatively low market share.
Strategic Alliances and Customer Consolidation May Have Negative Effects on Our Business
Semiconductor manufacturing companies from time to time enter into strategic alliances or consolidate with one another to expedite the development of processes and other manufacturing technologies and/or achieve economies of scale. The outcomes of such an alliance can be the definition of a particular tool set for a certain function and/or the standardization of a series of process steps that use a specific set of manufacturing equipment, while the outcomes of consolidation can lead to an overall reduction in the market for semiconductor manufacturing equipment as customers’ operations achieve economies of scale and/or increased purchasing power based on their higher volumes. In certain instances, this could work to our disadvantage if a competitor’s tools or equipment become the standard equipment for such functions or processes. Additional outcomes of such consolidation may include our customers re-evaluating their future supplier relationships to consider our competitors’ products and/or gaining additional influence over the pricing of products and the control of intellectual property or data.
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
•macroeconomic, industry, and market conditions, including those caused by the Russian invasion of Ukraine or bank failures, and geopolitical issues;
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
•management of supply chain risks;
•rising inflation or interest rates; and
•changes in our estimated effective tax rate.

Lam Research Corporation 2023 10-K 15

Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part II Item 7. Results of Operations of this 2023 Form 10-K, accounted for approximately 91%, 92%, and 94% of total revenue in fiscal years 2023, 2022, and 2021, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
We are exposed to potentially adverse movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations primarily related to revenues denominated in Japanese yen and expenses denominated in euro, Korean won, Malaysian ringgit, and Indian rupee. Further, in periods in which the U.S. dollar is strong relative to the local currencies of our international customers, this can potentially reduce demand for our products, which may compound the adverse effect of foreign exchange translation on our revenue. Currently, we hedge certain anticipated foreign currency cash flows, primarily anticipated revenues denominated in Japanese yen and expenses dominated in euro, Korean won, Malaysian ringgit, and Indian rupee. In addition, we enter into foreign currency hedge contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily third-party accounts receivables, accounts payables, and intercompany receivables and payables. We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of the underlying exposures and our forecasts of those exposures may leave us either over or under hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, expenses, monetary

Lam Research Corporation 2023 10-K 16

assets, and liabilities, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated monetary assets and liabilities (other than those currency exposures previously discussed), and currently we do not enter into foreign currency hedge contracts against these exposures. In addition, our currency hedges do not necessarily mitigate the potential negative impact of a strong U.S. dollar on demand for our products. Therefore, we are subject to potential unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) in these currencies.
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

Lam Research Corporation 2023 10-K 17

We May Not Achieve the Expected Benefits of Our Restructuring Plans and Business Transformation Initiatives, and These Efforts Could Have a Material Adverse Effect on Our Business, Operations, Financial Condition, Results of Operations and Competitive Position
In January 2023 we announced that we are implementing a restructuring plan consisting of a workforce reduction, and that we anticipate undertaking, and may in the future undertake, additional business restructuring, realignment and transformation initiatives. We expect to incur material costs and charges in connection with these plans and initiatives. While the restructuring plan is intended to better align our cost structure with the current economic environment and future business opportunities, and our anticipated transformation initiatives have the goal of strengthening our operations and achieving operational efficiencies, there can be no assurance that we will be successful in these plans and initiatives. Implementation of these plans and initiatives may be costly and disruptive to our business, we may not be able to complete them at the cost or within the time frame contemplated, and we may not be able to obtain the anticipated benefits within the projected timing or at all. Restructuring and transformation may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, may require a significant amount of management and other employees' time and focus, and may be distracting to employees and management, which may divert attention from operating and growing our business. Additionally, reductions in our workforce may cause a reduction in our production output capabilities which could impact our ability to manufacture or ship products to customers within a mutually beneficial timeline. If we fail to achieve some or all of the expected benefits, it could have a material adverse effect on our business, operations, financial condition, results of operations and competitive position. For more information about our restructuring plan, see Note 22 of our Consolidated Financial Statements in Part II, Item 8 of this 2023 Form 10-K.
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
Demand for electronic products and other factors, such as the COVID-19 pandemic, have resulted in, and may in the future result in, a shortage of parts, materials and services needed to manufacture, deliver and install our products, as well as delays in and unpredictability of shipments due to transportation interruptions. Such shortages, delays and unpredictability have adversely impacted, and may in the future impact, our suppliers’ ability to meet our demand requirements. Difficulties in obtaining sufficient and timely supply of parts, materials or services, and delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may in the future adversely impact, our manufacturing operations and our ability to meet customer demand. In addition, difficulties in obtaining parts, materials or services necessary to deliver or install products or perform services have adversely impacted, and may in the future adversely impact, our ability to recognize revenue, our gross margins on the revenue we recognize, and our other operating results. Although we are endeavoring to pass along some of the impact of increased costs to our customers to counteract adverse impacts to our gross margins and other operating results, such measures could be unsuccessful, or could have the effect of reducing demand, which would adversely impact our revenue.
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

Lam Research Corporation 2023 10-K 18

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
The COVID-19 Pandemic Adversely Impacted, and May in the Future Adversely Impact, Our Business, Operations, and Financial Results
The COVID-19 pandemic and efforts by national, state and local governments worldwide to control its spread resulted in measures aimed at containing the disease such as quarantines, travel bans, shutdowns, and shelter in place or “stay at home” orders, which collectively significantly restricted the movement of people and goods and the ability of businesses to operate. These restrictions and measures, incidents of confirmed or suspected infections within our workforce or those of our suppliers or other business partners, and our efforts to act in the best interests of our employees, customers, and suppliers, affected and in the future may affect our business and operations by, among other things, causing facility closures, production delays and capacity limitations; disrupting production by our supply chain; disrupting the transport of goods from our supply chain to us and from us to our customers; requiring modifications to our business processes; requiring the implementation of business continuity plans; requiring the development and qualification of alternative sources of supply; requiring the implementation of social distancing measures that impede manufacturing processes; disrupting business travel; disrupting our ability to staff our on-site manufacturing and research and development facilities; delaying capital expansion projects; and necessitating teleworking by portions of our workforce. These impacts caused and in the future may cause delays in product shipments and product development, increases in costs, and decreases in revenue, profitability and cash from operations, which caused and in the future may cause an adverse effect on our results of operations that may be material. The pandemic resulted at various times in significant disruption of global financial markets, increases in levels of unemployment, and economic uncertainty, which adversely impacted our business and may do so in the future, and may lead to significant negative impacts on customer spending, demand for our products, the ability of our customers to pay, our financial condition and the financial condition of our suppliers, and our access to external sources of financing to fund our operations and capital expenditures.
We Face Risks Related to the Disruption of Our Primary Manufacturing and R&D Facilities
While we maintain business continuity plans, our manufacturing and R&D facilities are concentrated in a limited number of locations. These locations are subject to disruption for a variety of reasons, such as natural or man-made disasters, widespread outbreaks of illness, war, terrorist activities, political or governmental unrest or instability, disruptions of our information technology resources, utility interruptions, the effects of climate change, or other events beyond our control. Such disruptions may cause delays in developing or shipping our products, in engaging with customers on new product applications, or in supporting customers, which could result in the loss of business or customer trust, adversely affecting our business and operating results.
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

Lam Research Corporation 2023 10-K 19

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
LEGAL, REGULATORY AND TAX RISKS
Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 26%, 31%, and 35% of our total revenue for fiscal years 2023, 2022, and 2021, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. Recently, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition,

Lam Research Corporation 2023 10-K 20

and could potentially do so to an even greater extent in the future. Most recently, the U.S. government has enacted new rules aimed at restricting China’s ability to manufacture advanced semiconductors, which include restrictions on exports, reexports or transfers to, or shipping, transmitting, transferring, or facilitating such movement to, or performing services at, customer facilities in China engaged in certain technology end-uses, without appropriate authorizations obtained from U.S. authorities. In addition, the U.S. Department of Commerce has enacted new rules that have expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses; has added additional Chinese companies to its restricted entity list and unverified list under suspicion of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns (including Semiconductor Manufacturing International Corporation, or SMIC, and related entities, and Yangtze Memory Technologies Co., Ltd., or YMTC, and related entities); and has expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, such as SMIC, YMTC and ChangXin Memory Technologies, Inc., and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including but not limited to Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our results of operations.
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

Lam Research Corporation 2023 10-K 21

Our Financial Results May Be Adversely Impacted by Higher than Expected Tax Rates or Exposure to Additional Tax Liabilities
We are subject to income, transaction, and other taxes in the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. The amount of taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. Changes in the split of earnings between countries with differing statutory tax rates, in the valuation allowance of deferred tax assets, in tax laws, in material audit assessments, or in expirations of agreements with tax authorities could adversely affect our effective tax rate. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent upon our ability to generate future taxable income in the United States.
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
Recommendations made by the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting 2.0 (“BEPS 2.0”) project have the potential to lead to changes in the tax laws in numerous countries, including the implementation of a global minimum tax. Several countries around the world have enacted or proposed changes to their existing tax laws based on these recommendations. As each country in which we operate evaluates their alignment with the recommendations, the timing and ultimate impact of any such changes on our effective tax rate remain uncertain. When fully enacted, such changes could have a material impact on our effective tax rate. We will continue to monitor the progress of the BEPS 2.0 implementation.
In addition, the U.S. has made several corporate income tax proposals, including changes in the taxation of non-U.S. income. If enacted, such changes could have a material impact on our effective tax rate.
Increasing and Evolving Environmental Regulations May Adversely Affect Our Operating Results
We are subject to a variety of domestic and international governmental regulations related to the handling, discharge, sale, and disposal of toxic, volatile, or otherwise hazardous or potentially hazardous substances, and the regulatory environment is dynamic. Failure to comply with present or future environmental regulations (such as future regulations imposed on the use or sale of PFAS or PFAS-containing products) could result in fines being imposed on us, require us to undertake remediation activities, suspend production, and/or cease operations, or cause our customers to not accept our products. These regulations could require us to alter or discontinue our current operations in certain jurisdictions, acquire significant additional equipment, incur substantial other expenses to comply with environmental regulations, or take other actions. Compliance obligations, as well as any failure to comply with current or future regulations governing the use, handling, sale, transport, or disposal of hazardous or potentially hazardous substances (including, but not limited to, PFAS) could subject us to future costs and liabilities that may adversely affect our operating results, financial condition, and ability to operate our business.
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

Lam Research Corporation 2023 10-K 22

•general market, semiconductor, or semiconductor equipment industry conditions;
•economic or political events, trends, and unexpected developments occurring nationally, globally, or in any of our key sales regions;
•macroeconomic, industry and market conditions, including those caused by the Russian invasion of Ukraine or bank failures; and geopolitical issues;
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

Lam Research Corporation 2023 10-K 23

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
If One or More of Our Counterparty Financial Institutions Default on Their Obligations To Us or Fail, We May Incur Significant Losses.
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, option contracts, collars and swaps with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions both in and out of the United States. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions, which may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default, or our assets deposited or held in accounts with such counterparty, may be limited by the counterparty's liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our executive offices and principal operating and R&D facilities are located in Fremont and Livermore, California; Tualatin, Oregon; Yongin, Gyeonggi Province, Korea; Bengaluru, India; Salzburg, Austria; and Villach, Austria. In addition, we lease or own properties for our service, technical support, and sales personnel throughout the United States, China, Europe, India, Japan, Korea, Southeast Asia, and Taiwan and lease or own manufacturing facilities located in California, Ohio, Oregon, Austria, Korea, Malaysia, and Taiwan. The Company owns two properties in Fremont, as well as the majority of the Tualatin facilities. The majority of the Fremont and Livermore facilities are held under finance leases expiring in September 2027. Our Fremont, Livermore, and Villach leases include options to renew or purchase the facilities. Our facilities lease obligations are subject to periodic increases. We believe that our existing facilities are well-maintained and in good operating condition.

Lam Research Corporation 2023 10-K 24

Item 3.     Legal Proceedings
Please refer to the subsection entities “Legal Proceedings” within Note 17: Commitments and Contingencies to our Consolidated Financial Statements included in Part II, Item 8 of this 2023 Form 10-K.
Item 4.     Mine Safety Disclosures
Not applicable.

Lam Research Corporation 2023 10-K 25

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Information
Our Common Stock is traded on the Nasdaq Global Select MarketSM under the symbol “LRCX.” As of August 10, 2023, we had 439 stockholders of record.
Dividends
Our Board of Directors has declared quarterly dividends since April 2014. Our intent to continue to pay quarterly dividends is subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. During fiscal year 2023, our quarterly dividend declared was $1.725 per share.
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
Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2, 3)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 26, 2022					$5,514,636
Quarter ended September 25, 2022	686	$433.47		675	5,409,654
Quarter ended December 25, 2022	1,133	$429.27		1,125	4,926,428
Quarter ended March 26, 2023	1,165	$477.15		1,017	4,443,010
March 27, 2023 - April 23, 2023	379	$508.62		377	4,251,363
April 24, 2023 - May 21, 2023	608	$535.36		603	3,928,585
May 22, 2023 - June 25, 2023	638	$615.18		636	3,537,217
Total	4,609	$560.47	(4)	4,433	$3,537,217

(1)During the fiscal year ended June 25, 2023, we acquired 176 thousand shares at a total cost of $85.4 million which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.
(2)Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure above regarding our accelerated share repurchase activity during the fiscal year.
(3)As of January 1, 2023, our net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under repurchase programs, as applicable, and is included in the cost of shares repurchased in the Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
(4)Average price paid per share presented is for the quarter ended June 25, 2023.

Lam Research Corporation 2023 10-K 26

Cumulative Five-Year Return
The graph below compares Lam Research Corporation’s cumulative five-year total shareholder return on Common Stock with the cumulative total returns of the Philadelphia Semiconductor Sector Total Return Index, the Nasdaq Composite Total Return index, and the Standard & Poor’s (“S&P”) 500 (TR) index. The graph tracks the performance of a $100 investment in our Common Stock and in each of the indices (with the reinvestment of all dividends) for the five years ended June 25, 2023.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Lam Research Corporation, the Philadelphia Semiconductor Sector Total Return Index, the Nasdaq Composite Total Return Index, and the S&P 500 (TR) Index.

$400
$300
$200
$100
06/24/18
06/30/19
06/28/20
06/27/21
06/26/22
06/25/23
S&P 500 (TR) Index
Nasdaq Composite Total Return Index
Philadelphia Semiconductor Sector Total Return Index
Lam Research Corporation

*$100 invested on June 24, 2018 in stock or index, including reinvestment of dividends.

	June 24, 2018	June 30, 2019	June 28, 2020	June 27, 2021	June 26, 2022	June 25, 2023
Lam Research Corporation	$100.00	$110.38	$181.00	$381.27	$275.29	$377.48
Philadelphia Semiconductor Sector Total Return Index	$100.00	$108.74	$145.86	$249.32	$211.77	$277.14
Nasdaq Composite Total Return Index	$100.00	$105.24	$129.57	$192.09	$156.35	$183.37
S&P 500 (TR) Index	$100.00	$108.98	$113.68	$164.28	$152.31	$172.25

Lam Research Corporation 2023 10-K 27

Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties, and changes in condition, significance, value, and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this 2023 Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this 2023 Form 10-K.)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a description of our results of operations and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this 2023 Form 10-K. MD&A consists of the following sections:
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
During fiscal year 2023, customer demand weakened in the second half of the year due to wafer fabrication equipment spending reductions resulting primarily from incremental demand weakness in memory. In addition, the U.S. government’s restrictions on sales of equipment, parts, and service for specific technologies and customers in China further impacted equipment demand in the year. While we did experience supply chain constraints in the first half of fiscal year 2023, there were improvements and we were able to fulfill shipments of nearly all our outstanding back order systems in the second half of the year. As a result of the expected reduced business levels, we initiated a restructuring plan in the quarter-ended March 26, 2023 designed to better align the Company’s cost structure with our outlook. We incurred a charge for the workforce actions associated with the restructuring plan of approximately $107 million in fiscal year 2023. Over the course of calendar year 2023, we are projecting expenditures in the range of $250 million

Lam Research Corporation 2023 10-K 28

associated with various business process improvements and initiatives, inclusive of the fiscal year 2023 restructuring activity. Risks and uncertainties related to trade restrictions, supply chain challenges, and inflationary pressures may continue to negatively impact our revenue and gross margin. Over the longer term, we believe that secular demand for semiconductors combined with technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will drive sustainable growth and lead to an increase in the served available market for our products and services in the deposition, etch, and clean businesses.
The following table summarizes certain key financial information for the periods indicated below:

	Year Ended			Change
	June 25, 2023	June 26, 2022	June 27, 2021	FY23 vs. FY22		FY22 vs. FY21

	(in thousands, except per share data and percentages)
Revenue	$17,428,516	$17,227,039	$14,626,150	$201,477	1.2%	$2,600,889	17.8%
Gross margin	$7,776,925	$7,871,807	$6,805,306	$(94,882)	(1.2)%	$1,066,501	15.7%
Gross margin as a percent of total revenue	44.6%	45.7%	46.5%	(1.1)%		(0.8)%
Total operating expenses	$2,602,065	$2,489,985	$2,323,283	$112,080	4.5%	$166,702	7.2%
Net income	$4,510,931	$4,605,286	$3,908,458	$(94,355)	(2.0)%	$696,828	17.8%
Net income per diluted share	$33.21	$32.75	$26.90	$0.46	1.4%	$5.85	21.7%
Fiscal year 2023 revenue was slightly higher than fiscal year 2022. Customer support-related revenue increased in fiscal year 2023 due to continued strength in specialty node investments, which was offset by a decline in our systems revenue as a result of semiconductor demand weakness, largely in the memory market. Gross margin as a percentage of revenue decreased due to inflationary cost pressures that led to higher spending on material costs, as well as costs associated with restructuring related activities, partially offset by favorable customer and product mix. The increase in operating expenses in fiscal year 2023 compared to fiscal year 2022 was driven by higher deferred compensation plan-related costs, restructuring-related charges, employee-related costs as a result of increased headcount, depreciation and amortization, and supplies, partially offset by a decrease in amortization of intangible assets as the intangible assets associated with the acquisition of Novellus have fully amortized.
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
Our cash and cash equivalents, investments, and restricted cash and investments balances totaled approximately $5.6 billion as of June 25, 2023, compared to $3.9 billion as of June 26, 2022. Cash flows provided from operating activities was $5.2 billion for fiscal year 2023 compared to $3.1 billion for fiscal year 2022. Cash flows provided from operating activities in fiscal year 2023 was primarily used for $2.0 billion in treasury stock purchases, including net share settlement on employee stock-based compensation; $908 million in dividends paid to our stockholders; and $502 million of capital expenditures.
Results of Operations
Revenue

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
Revenue (in millions)	$17,429	$17,227	$14,626
China	26%	31%	35%
Korea	20%	23%	27%
Taiwan	20%	17%	14%
Japan	10%	9%	9%
United States	9%	8%	6%
Southeast Asia	8%	8%	6%
Europe	7%	4%	3%

Lam Research Corporation 2023 10-K 29

Revenue increased in fiscal year 2023 compared to fiscal year 2022 mainly due to higher revenue from CSBG related to strength in mature node equipment. Revenue increased in fiscal year 2022 compared to fiscal year 2021 primarily due to the increased investment by our customers in semiconductor capital equipment as well as from CSBG for spares, services, upgrades and mature node equipment. While the overall Asia region continued to account for a majority of our revenues, the U.S. and Europe regions increased in each of fiscal years 2023 and 2022 compared to the prior fiscal year as these regions prioritized domestic capacity investments for semiconductor manufacturing.
The deferred revenue balance was $1.8 billion as of June 25, 2023 compared to $2.2 billion as of June 26, 2022. Advance deposit additions from newer customers increased in fiscal year 2023, compared to fiscal year 2022, offsetting the decline in deferred balances related to shipments we completed of tools that had critical parts outstanding.
The following table presents our revenue disaggregated between system and customer support-related revenue:

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
	(in thousands)
Systems Revenue	$10,695,897	$11,322,271	$9,764,845
Customer support-related revenue and other	6,732,619	5,904,768	4,861,305
	$17,428,516	$17,227,039	$14,626,150

Please refer to Note 4: Revenue of our Consolidated Financial Statements in Part II, Item 8 of this 2023 Form 10-K for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The percentage of leading- and non-leading-edge equipment and upgrade revenue from each of the markets we serve was as follows:

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
Memory	42%	60%	61%
Foundry	38%	26%	32%
Logic/integrated device manufacturing	20%	14%	7%
Gross Margin

	Year Ended			Change
	June 25, 2023	June 26, 2022	June 27, 2021	FY23 vs. FY22		FY22 vs. FY21

	(in thousands, except percentages)
Gross margin	$7,776,925	$7,871,807	$6,805,306	$(94,882)	(1.2)%	$1,066,501	15.7%
Percent of revenue	44.6%	45.7%	46.5%	(1.1)%		(0.8)%
The decrease in gross margin as a percentage of revenue for fiscal year 2023 compared to fiscal year 2022 was due to inflationary cost pressures that led to higher spending on material costs, partially offset by favorable customer and product mix.
The decrease in gross margin as a percentage of revenue for fiscal year 2022 compared to fiscal year 2021 was due to inflationary cost pressures that led to higher spending on material costs, freight and logistics, and labor-related expenses, as well as unfavorable customer and product mix, partially offset by decreased variable compensation.
Research and Development

	Year Ended			Change
	June 25, 2023	June 26, 2022	June 27, 2021	FY23 vs. FY22		FY22 vs. FY21

	(in thousands, except percentages)
Research & development	$1,727,162	$1,604,248	$1,493,408	$122,914	7.7%	$110,840	7.4%
Percent of revenue	9.9%	9.3%	10.2%	0.6%		(0.9)%
We continued to make significant R&D investments focused on leading-edge deposition, etch, clean, and other semiconductor manufacturing processes. The increase in R&D expense during fiscal year 2023 compared to fiscal year 2022 was primarily driven by

Lam Research Corporation 2023 10-K 30

an increase of $43 million in employee-related costs as a result of increased headcount, $26 million in deferred compensation plan-related costs, $22 million in spending for supplies, and $14 million of depreciation and amortization.
The increase in R&D expense during fiscal year 2022 compared to fiscal year 2021 was mainly driven by an increase of $89 million in employee-related costs due in part to increased headcount and $43 million in spending for supplies, partially offset by a decrease of $44 million in deferred compensation plan-related costs.
Selling, General, and Administrative

	Year Ended			Change
	June 25, 2023	June 26, 2022	June 27, 2021	FY23 vs. FY22		FY22 vs. FY21

	(in thousands, except percentages)
Selling, general, and administrative ("SG&A")	$832,753	$885,737	$829,875	$(52,984)	(6.0)%	$55,862	6.7%
Percent of revenue	4.8%	5.1%	5.7%	(0.3)%		(0.6)%
The decrease in SG&A expense during fiscal year 2023 compared to fiscal year 2022 was primarily driven by a decrease of $44 million in amortization of intangible assets, as the intangible assets associated with the acquisition of Novellus have fully amortized, as well as from $12 million in lower employee-related costs, partially offset by $17 million in higher deferred compensation plan-related costs.
The increase in SG&A expense during fiscal year 2022 compared to fiscal year 2021 was primarily driven by an increase of $28 million in outside service costs, $28 million in spending for rent, repair and utilities, and $26 million in employee-related costs due in part to increased headcount, partially offset by a decrease of $29 million in deferred compensation plan-related costs.
Restructuring Charges, Net

	Year Ended			Change
	June 25, 2023	June 26, 2022	June 27, 2021	FY23 vs. FY22		FY22 vs. FY21

	(in thousands, except percentages)
Restructuring charges, net	$120,316	$—	$—	$120,316	100.0%	$—	—%
Percent of revenue	0.7%	—%	—%	0.7%		—%
In fiscal year 2023, we initiated a restructuring plan designed to better align our cost structure with our outlook for the economic environment and business opportunities. Under the plan we terminated approximately 1,650 employees, incurring expenses related to employee severance and separation costs. Employee severance and separation costs primarily relate to severance, non-cash severance, including equity award compensation expense, pension and other termination benefits. Additionally, we made a strategic decision to relocate certain manufacturing activities to pre-existing facilities and incurred costs to move inventory and equipment and exit selected supplier arrangements.
During fiscal year 2023 net restructuring costs of $78 million and $42 million were recorded in restructuring charges, net - cost of goods sold, and restructuring charges, net - operating expenses, respectively of our Consolidated Financial Statements. Please refer to Note 22: Restructuring charges, net of our Consolidated Financial Statements in Part II, Item 8 of this 2023 Form 10-K for additional information.

Lam Research Corporation 2023 10-K 31

Other Income (Expense), Net
Other income (expense), net, consisted of the following:

	Year Ended			Change
	June 25, 2023	June 26, 2022	June 27, 2021	FY23 vs. FY22		FY22 vs. FY21

	(in thousands, except percentages)
Interest income	$138,984	$15,209	$19,687	$123,775	813.8%	$(4,478)	(22.7)%
Interest expense	(186,462)	(184,759)	(208,597)	$(1,703)	0.9%	$23,838	(11.4)%
Gains (losses) on deferred compensation plan related assets, net	20,186	(38,053)	61,838	$58,239	(153.0)%	$(99,891)	(161.5)%
Foreign exchange (losses) gains, net	(7,078)	(723)	(6,962)	$(6,355)	879.0%	$6,239	(89.6)%
Other, net	(31,280)	19,618	22,815	$(50,898)	(259.4)%	$(3,197)	(14.0)%
	$(65,650)	$(188,708)	$(111,219)	$123,058	(65.2)%	$(77,489)	69.7%

Interest income increased in fiscal year 2023 compared to fiscal year 2022 primarily because of higher yields and higher cash balances. Interest income decreased in fiscal year 2022 compared to fiscal year 2021 as a result of lower cash balances.
Interest expense in fiscal year 2023 was flat compared to fiscal year 2022. Interest expense decreased in fiscal year 2022 compared to fiscal year 2021 primarily due to the payoff of $800 million of senior notes in June 2021.
The gains or losses on deferred compensation plan related assets, net were driven by fluctuations in the fair market value of the underlying funds for all periods presented.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures for all periods presented.
The variation in other, net for the fiscal year 2023 compared to fiscal years 2022 and 2021 was primarily driven by fluctuations in the fair market value of equity investments.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Year Ended			Change
	June 25, 2023	June 26, 2022	June 27, 2021	FY23 vs. FY22		FY22 vs. FY21

	(in thousands, except percentages)
Income tax expense	$598,279	$587,828	$462,346	$10,451	1.8%	$125,482	27.1%
Effective tax rate	11.7%	11.3%	10.6%	0.4%		0.7%
The increase in the effective tax rate in fiscal year 2023 as compared to fiscal year 2022 and the increase in the effective tax rate in fiscal year 2022 compared to fiscal year 2021 was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States. International pre-tax income is taxable in the United States at a lower effective tax rate than the federal statutory tax rate. Please refer to Note 7 of our Consolidated Financial Statements in Part II, Item 8 of this 2023 Form 10-K.
Beginning in our fiscal year 2023, a provision enacted as part of the 2017 Tax Cuts & Jobs Act requires us to capitalize research and experimental expenditures for tax purposes. Due to this provision, we expect our cash tax payments to increase significantly in the near term and stabilize in future years as the capitalized expenditures continue to amortize.
On August 16, 2022, the IRA was signed into law. In general, the provisions of the IRA will be effective beginning with our fiscal year 2024, with certain exceptions. The IRA includes a new 15% corporate minimum tax. The impact on income taxes due to changes in legislation is required under the authoritative guidance of Accounting Standard Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted. We have evaluated the potential impacts of the IRA and do not expect it to have a material impact on our effective tax rate. However, we expect future guidance from the Treasury Department and will further analyze when the guidance is issued.

Lam Research Corporation 2023 10-K 32

Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Our gross deferred tax assets were $1,303 million and $1,103 million at the end of fiscal years 2023 and 2022, respectively. These gross deferred tax assets were offset by gross deferred tax liabilities of $238 million and $234 million and a valuation allowance primarily representing our entire California deferred tax asset balance due to the single sales factor apportionment resulting in lower taxable income in California of $352 million and $309 million at the end of fiscal years 2023 and 2022, respectively. The change in gross deferred tax assets, gross deferred tax liabilities, and valuation allowance between fiscal year 2023 and 2022 is primarily due to increases in gross deferred tax assets for outside basis differences of foreign subsidiaries, tax credits, and capitalized research and experimental expenditures.
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
We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements regarding the critical accounting estimates indicated above. See Note 2: Summary of Significant Accounting Policies of our Consolidated Financial Statements in Part II, Item 8 of this 2023 Form 10-K for additional information regarding our accounting policies.
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

Lam Research Corporation 2023 10-K 33

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

Lam Research Corporation 2023 10-K 34

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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 3: Recent Accounting Pronouncements of our Consolidated Financial Statements, included in Part II, Item 8 of this 2023 Form 10-K.
Liquidity and Capital Resources
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $5.6 billion at the end of fiscal year 2023 compared to $3.9 billion at the end of fiscal year 2022. This increase was primarily due to cash provided by operating activities, partially offset by Common Stock repurchases in connection with our stock repurchase program, dividends paid, and capital expenditures.
Cash Flow from Operating Activities
Net cash provided by operating activities of $5.2 billion during fiscal year 2023 consisted of (in thousands):

Net income	$4,510,931
Non-cash charges:
Depreciation and amortization	342,432
Deferred income taxes	(172,061)
Equity-based compensation expense	286,600
Changes in operating asset and liability accounts	158,738
Other	52,298
$5,178,938

Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: decreases in accounts receivable of $1.5 billion, deferred profit of $163 million, and prepaid expenses and other assets of $136 million; partially offset by the following uses of cash: increase in inventories of $962 million, and decreases in accounts payable of $522 million, and accrued expenses and other liabilities of $109 million.
Cash Flow from Investing Activities
Net cash used for investing activities during fiscal year 2023 was $535 million, primarily consisting of $502 million in capital expenditures and $120 million net cash disbursed for business acquisitions, partially offset by proceeds from sales and maturities of available-for-sale securities of $98 million.
Cash Flow from Financing Activities
Net cash used for financing activities during fiscal year 2023 was $2.8 billion, primarily consisting of $2.0 billion in Common Stock repurchases, including net share settlement on employee stock-based compensation; and $908 million of dividends paid; partially offset by $121 million of stock issuance and treasury stock reissuances associated with our employee stock-based compensation plans.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of June 25, 2023, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, factors outside of our control, including uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, are currently, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

Lam Research Corporation 2023 10-K 35

In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on demand for our products and services. While we have substantial cash balances, we may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. We believe that, if necessary, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, domestic and global macroeconomic and political conditions could cause disruptions to the capital markets and otherwise make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all.
Off-Balance Sheet Arrangements and Contractual Obligations
We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Certain obligations that are recorded on our balance sheet in accordance with GAAP include our long-term debt, operating leases and finance leases; refer to Notes 14 and 15 of our Consolidated Financial Statements in Part II, Item 8 of this 2023 Form 10-K for further discussion. Our off-balance sheet arrangements and our transition tax liability are presented as purchase obligations, refer to Note 17 of our Consolidated Financial Statements in Part II, Item 8 of this 2023 Form 10-K for further discussion.
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk
Investments
We maintain an investment portfolio of various holdings, types, and maturities. As of June 25, 2023, our mutual funds are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Any material differences between the cost and fair value of trading securities are recognized as other income (expense), net in our Consolidated Statement of Operations. All of our other investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.
Interest Rate Risk
Fixed-Income Securities
Our investments in various interest-earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed-income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. As of June 25, 2023, our fixed income securities total $37.6 million. Market changes with hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS, with a minimum interest rate of zero BPS, are not significant.
We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.
Long-Term Debt
As of June 25, 2023, we had $5.0 billion in principal amount of fixed-rate long-term debt outstanding, with a fair value of $4.4 billion. The fair value of our Notes is subject to interest rate risk and market risk. Generally, the fair value of Notes will increase as interest rates fall and decrease as interest rates rise. The interest and market value changes affect the fair value of our Notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value but present the fair value of the principal amount of our Notes for disclosure purposes.
Equity Price Risk
Publicly Traded Securities
The values of our investments in publicly traded securities, including mutual funds related to our obligations under our deferred compensation plans, are subject to market price risk. As of June 25, 2023, our publicly traded securities total $106.7 million. Potential fluctuations in the price of each security in the portfolio of plus or minus 10%, 15%, or 25% are not significant.
Foreign Currency Exchange (“FX”) Risk
We conduct business on a global basis in several major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our revenues and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations on non-U.S. dollar transactions or cash flows.

Lam Research Corporation 2023 10-K 36

We enter into foreign currency forward contracts to minimize the short-term impact of exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. In addition, we hedge certain anticipated foreign currency cash flows.
To protect against adverse movements in value of anticipated non-U.S. dollar transactions or cash flows, we enter into foreign currency forward and option contracts that generally expire within 12 months and no later than 24 months. The option contracts include collars, an option strategy that is comprised of a combination of a purchased put option and a written call option with the same expiration dates and notional amounts but with different strike prices. These foreign currency hedge contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue and/or expense is recognized. We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain non-U.S.-dollar denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities also recorded in other income (expense), net, assuming the hedge contract fully covers the hedged items. The unrealized gain of our outstanding forward and option contracts that are designated as cash flow hedges, as of June 25, 2023, and the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus or minus 10 percent and plus or minus 15 percent are not significant.
The unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges, as of June 25, 2023, and the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus or minus 10 percent and plus or minus 15 percent are not significant. These changes in fair values would be offset in other income (expense), net, by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contract fully covers the intercompany and trade receivable balances.

Lam Research Corporation 2023 10-K 37

Item 8.    Financial Statements and Supplementary Data
There were no retrospective changes to the Consolidated Statements of Operation for any quarters in the two most recent fiscal years that would require disclosure under Item 302 of Regulation S-K.

Lam Research Corporation 2023 10-K 38

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
Revenue	$17,428,516	$17,227,039	$14,626,150
Cost of goods sold	9,573,425	9,355,232	7,820,844
Restructuring charges, net - cost of goods sold	78,166	—	—
Total cost of goods sold	9,651,591	9,355,232	7,820,844
Gross margin	7,776,925	7,871,807	6,805,306
Research and development	1,727,162	1,604,248	1,493,408
Selling, general, and administrative	832,753	885,737	829,875
Restructuring charges, net - operating expenses	42,150	—	—
Total operating expenses	2,602,065	2,489,985	2,323,283
Operating income	5,174,860	5,381,822	4,482,023
Other income (expense), net	(65,650)	(188,708)	(111,219)
Income before income taxes	5,109,210	5,193,114	4,370,804
Income tax expense	(598,279)	(587,828)	(462,346)
Net income	$4,510,931	$4,605,286	$3,908,458
Net income per share:
Basic	$33.30	$32.92	$27.22
Diluted	$33.21	$32.75	$26.90
Number of shares used in per share calculations:
Basic	135,472	139,899	143,609
Diluted	135,834	140,628	145,320

See Notes to Consolidated Financial Statements

Lam Research Corporation 2023 10-K 39

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
Net income	$4,510,931	$4,605,286	$3,908,458
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,858	(50,342)	14,398
Cash flow hedges:
Net unrealized gains during the period	10,413	30,849	22,139
Net gains reclassified into net income	(9,411)	(29,054)	(3,468)
	1,002	1,795	18,671
Available-for-sale investments:
Net unrealized gains (losses) during the period	1,491	(4,638)	(4,098)
Net (gains) losses reclassified into net income	(158)	1,390	786
	1,333	(3,248)	(3,312)
Defined benefit plans, net change in unrealized component	83	5,941	326
Other comprehensive income (loss), net of tax	9,276	(45,854)	30,083
Comprehensive income	$4,520,207	$4,559,432	$3,938,541

See Notes to Consolidated Financial Statements

Lam Research Corporation 2023 10-K 40

LAM RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 25, 2023	June 26, 2022
ASSETS:
Cash and cash equivalents	$5,337,056	$3,522,001
Investments	37,641	135,731
Accounts receivable, less allowance of $5,344 as of June 25, 2023 and $5,606 as of June 26, 2022	2,823,376	4,313,818
Inventories	4,816,190	3,966,294
Prepaid expenses and other current assets	214,149	347,391
Total current assets	13,228,412	12,285,235
Property and equipment, net	1,856,672	1,647,587
Restricted cash and investments	250,316	251,534
Goodwill	1,622,489	1,515,113
Intangible assets, net	168,454	101,850
Other assets	1,655,300	1,394,313
Total assets	$18,781,643	$17,195,632
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Trade accounts payable	$470,702	$1,011,208
Accrued expenses and other current liabilities	2,010,637	1,974,272
Deferred profit	1,695,221	1,571,898
Current portion of long-term debt and finance lease obligations	8,358	7,381
Total current liabilities	4,184,918	4,564,759
Long-term debt and finance lease obligations, less current portion	5,003,183	4,998,449
Income taxes payable	882,084	931,117
Other long-term liabilities	501,286	422,941
Total liabilities	10,571,471	10,917,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized 400,000 shares as of June 25, 2023 and June 26, 2022; issued and outstanding 133,297 shares as of June 25, 2023, and 136,975 shares as of June 26, 2022	133	137
Additional paid-in capital	7,809,002	7,414,916
Treasury stock, at cost, 161,380 shares as of June 25, 2023, and 157,087 shares as of June 26, 2022	(21,530,353)	(19,481,429)
Accumulated other comprehensive loss	(100,706)	(109,982)
Retained earnings	22,032,096	18,454,724
Total stockholders’ equity	8,210,172	6,278,366
Total liabilities and stockholders’ equity	$18,781,643	$17,195,632

See Notes to Consolidated Financial Statements

Lam Research Corporation 2023 10-K 41

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,510,931	$4,605,286	$3,908,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342,432	333,739	307,151
Deferred income taxes	(172,061)	(257,438)	(151,477)
Equity-based compensation expense	286,600	259,064	220,164
Other, net	52,298	(44,751)	(17,392)
Changes in operating asset and liability accounts:
Accounts receivable, net of allowance	1,452,256	(1,287,680)	(928,928)
Inventories	(961,968)	(1,351,344)	(792,591)
Prepaid expenses and other assets	136,016	(53,121)	(59,189)
Trade accounts payable	(522,200)	167,884	184,615
Deferred profit	163,467	604,573	508,008
Accrued expenses and other liabilities	(108,833)	123,462	409,344
Net cash provided by operating activities	5,178,938	3,099,674	3,588,163
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(501,568)	(546,034)	(349,096)
Business acquisitions, net of cash acquired	(119,955)	—	—
Purchases of available-for-sale securities	—	(567,819)	(3,389,388)
Proceeds from maturities of available-for-sale securities	91,295	190,269	2,381,758
Proceeds from sales of available-for-sale securities	6,837	1,543,434	1,472,152
Other, net	(11,171)	(7,575)	(42,155)
Net cash (used for) provided by investing activities	(534,562)	612,275	73,271

Lam Research Corporation 2023 10-K 42

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and finance lease obligations and payments for debt issuance costs	$(23,206)	$(11,889)	$(862,060)
Treasury stock purchases	(2,017,012)	(3,865,663)	(2,697,704)
Dividends paid	(907,907)	(815,290)	(726,992)
Reissuances of treasury stock related to employee stock purchase plan	109,899	108,178	97,764
Proceeds from issuance of common stock	11,111	5,682	24,123
Other, net	(3,552)	45	(2,113)
Net cash used for financing activities	(2,830,667)	(4,578,937)	(4,166,982)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	128	(30,227)	7,215
Net increase (decrease) in cash, cash equivalents and restricted cash	1,813,837	(897,215)	(498,333)
Cash, cash equivalents and restricted cash at beginning of year	3,773,535	4,670,750	5,169,083
Cash, cash equivalents and restricted cash at end of year	$5,587,372	$3,773,535	$4,670,750
Schedule of non-cash transactions
Accrued payables for stock repurchases, including applicable excise tax	$45,486	$46	$20,005
Accrued payables for capital expenditures	31,899	80,296	61,392
Dividends payable	231,267	205,615	185,431
Transfers of finished goods inventory to property and equipment	76,856	75,068	80,252
Supplemental disclosures:
Cash payments for interest	$174,745	$175,528	$203,932
Cash payments for income taxes, net	809,748	807,669	518,567

Reconciliation of cash, cash equivalents, and restricted cash	June 25, 2023	June 26, 2022	June 27, 2021
Cash and cash equivalents	$5,337,056	$3,522,001	$4,418,263
Restricted cash and cash equivalents	250,316	251,534	252,487
Total cash, cash equivalents, and restricted cash	$5,587,372	$3,773,535	$4,670,750

See Notes to Consolidated Financial Statements

Lam Research Corporation 2023 10-K 43

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per common share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 28, 2020	145,331	$145	$6,695,858	$(12,949,889)	$(94,211)	$11,520,591	$5,172,494
Issuance of common stock	1,089	1	24,122	—	—	—	24,123
Purchase of treasury stock	(5,819)	(5)	—	(2,717,622)	—	—	(2,717,627)
Reissuance of treasury stock	484	—	76,954	20,810	—	—	97,764
Equity-based compensation expense	—	—	220,164	—	—	—	220,164
Effect of conversion of convertible notes	1,416	2	24,869	—	—	—	24,871
Reclassification from temporary to permanent equity	—	—	10,995	—	—	—	10,995
Adoption of ASU 2018-18	—	—	—	—	—	1,157	1,157
Net income	—	—	—	—	—	3,908,458	3,908,458
Other comprehensive income	—	—	—	—	30,083		30,083
Cash dividends declared ($5.20 per common share)	—	—	—	—	—	(745,294)	(745,294)
Balance at June 27, 2021	142,501	143	7,052,962	(15,646,701)	(64,128)	14,684,912	6,027,188
Issuance of common stock	795	1	5,681	—	—	—	5,682
Purchase of treasury stock	(6,574)	(7)	—	(3,845,697)	—	—	(3,845,704)
Reissuance of treasury stock	253	—	97,209	10,969	—	—	108,178
Equity-based compensation expense	—	—	259,064	—	—	—	259,064
Net income	—	—	—	—	—	4,605,286	4,605,286
Other comprehensive loss	—	—	—	—	(45,854)	—	(45,854)
Cash dividends declared ($6.00 per common share)	—	—	—	—	—	(835,474)	(835,474)
Balance at June 26, 2022	136,975	137	7,414,916	(19,481,429)	(109,982)	18,454,724	6,278,366
Issuance of common stock	615	1	11,110	—	—	—	11,111
Purchase of treasury stock	(4,609)	(5)	—	(2,062,447)	—	—	(2,062,452)
Reissuance of treasury stock	316	—	96,376	13,523	—	—	109,899
Equity-based compensation expense	—	—	286,600	—	—	—	286,600
Net income	—	—	—	—	—	4,510,931	4,510,931
Other comprehensive income	—	—	—	—	9,276	—	9,276
Cash dividends declared ($6.90 per common share)	—	—	—	—	—	(933,559)	(933,559)
Balance at June 25, 2023	133,297	$133	$7,809,002	$(21,530,353)	$(100,706)	$22,032,096	$8,210,172

See Notes to Consolidated Financial Statements

Lam Research Corporation 2023 10-K 44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2023
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
The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns, such as electronics demand, memory pricing, and foundry utilization rates, may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors including, but not limited to, economic conditions; supply, demand, and prices for semiconductors; customer capacity requirements; and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2023, 2022, and 2021 may not necessarily be indicative of future operating results.
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

Lam Research Corporation 2023 10-K 45

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
The Company reviews goodwill at least annually for impairment during the fourth quarter of each fiscal year and if certain events or indicators of impairment occur between annual impairment tests. The process of evaluating the potential impairment of goodwill requires significant judgment. When reviewing goodwill for impairment, the Company first performs a qualitative assessment to

Lam Research Corporation 2023 10-K 46

determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In performing a qualitative assessment, it considers business conditions and other factors including, but not limited to (i) adverse industry or economic trends, (ii) restructuring actions and lower projections that may impact future operating results, (iii) sustained decline in share price, and (iv) overall financial performance and other events affecting the reporting units. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed by estimating the fair value of the reporting unit and comparing it to its carrying value, including goodwill allocated to that reporting unit. The Company did not record impairments of goodwill during the years ended June 25, 2023, June 26, 2022, or June 27, 2021.
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
Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar, and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal years ended June 25, 2023, June 26, 2022, and June 27, 2021, and each included 52 weeks.
Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Cash Equivalents and Investments: Investments purchased with an original maturity of three months or less are considered cash equivalents. The Company also invests in certain mutual funds, which include equity and fixed-income securities, related to its obligations under its deferred compensation plan, and such investments are classified as trading securities on the consolidated balance sheets. All of the Company’s other investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as other income (expense), net in the Consolidated Statement of Operations. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and difference between the cost and fair value of available-for-sale securities is presented as a component of accumulated other comprehensive income (loss). Following the fiscal year 2021 adoption of Accounting Standard Codification Topic 326, under Subtopic 326-30, the Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the income statement. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the income statement. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the income statement during the years ended June 25, 2023, June 26, 2022 and June 27, 2021.
Allowance for Expected Credit Losses: The Company maintains an allowance for expected losses resulting from the inability of its customers to make required payments. The Company evaluates its allowance for expected credit losses based on a combination of factors. In circumstances where specific invoices are deemed uncollectible, the Company provides a specific allowance against the amount due to reduce the net recognized receivable to the amount it reasonably believes will be collected. The Company also

Lam Research Corporation 2023 10-K 47

provides allowances based on its write-off history. Bad debt expense was not material for fiscal years ended June 25, 2023, June 26, 2022, and June 27, 2021.
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

Lam Research Corporation 2023 10-K 48

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
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities (e.g., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers” as if the acquirer had originated the contracts. The guidance is applied prospectively to acquisitions occurring on or after the effective date. The Company early adopted ASU No. 2021-08 during the quarter ended December 25, 2022. The adoption of the new standard did not have a material impact on the Company’s Consolidated Financial Statements.
In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which requires business entities to make annual disclosures, including the nature of transactions and the related accounting policy used to account for the transactions, significant terms and conditions, and line items affected, about transactions with a government (including government assistance) that are accounted for by analogizing to a grant or contribution accounting model. The Company prospectively adopted ASU 2021-10 in the fiscal year ended June 25, 2023. The adoption of the new standard did not have a material impact on the Company’s Consolidated Financial Statements. Refer to Note 17: Commitments and Contingencies for additional information regarding the Company’s government assistance.
In December 2022, the Company executed Amendment No. 1 To Second Amended and Restated Credit Agreement, the primary purpose of which was to change the reference rate for borrowings under the Credit Agreement by replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”). The Company applied practical expedients provided in Topic 848 allowing for the changes in contractual terms to be accounted for prospectively. These modifications had no significant impact on the Company’s Consolidated Financial Statements. Refer to Note 14: Long-term Debt and Other Borrowings for further information regarding the terms of the Credit Agreement.
Updates Not Yet Effective
There are no new accounting pronouncements not yet adopted or effective that are expected to have a material impact on the Company’s Consolidated Financial Statements.
Note 4: Revenue
Deferred Revenue
Revenue of $1,984.6 million included in deferred profit at June 26, 2022 was recognized during fiscal year 2023, representing the majority of the $2,198.1 million of deferred revenue as of June 26, 2022.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of June 25, 2023 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(in thousands)
Deferred revenue	$1,624,427	$183,045	(1)	$30,435	(1)	$1,837,907

(1)    This amount is reported in Deferred profit on the Company's Consolidated Balance Sheets as the customers can demand the liability to be performed at any time.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated between system and its customer-support related revenue:

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
	(in thousands)
Systems Revenue	$10,695,897	$11,322,271	$9,764,845
Customer support-related revenue and other	6,732,619	5,904,768	4,861,305
	$17,428,516	$17,227,039	$14,626,150

Lam Research Corporation 2023 10-K 49

Systems revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant product line.
The Company operates in one reportable business segment: manufacturing and servicing of wafer processing semiconductor manufacturing equipment. Refer to Note 20: Segment, Geographic Information, and Major Customers; for additional information regarding the Company’s evaluation of reportable business segments and the disaggregation of revenue by the geographic regions in which the Company operates.
Additionally, the Company serves three primary markets: memory, foundry, and logic/integrated device manufacturing. The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
Memory	42%	60%	61%
Foundry	38%	26%	32%
Logic/integrated device manufacturing	20%	14%	7%
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
The Lam Research Corporation 2015 Stock Incentive Plan (the “Plan”) was approved by the stockholders and provides for the grant of non-qualified equity-based awards to eligible employees, consultants, advisors, and non-employee directors of the Company and its subsidiaries. As of the date of stockholder approval 19,232,068 authorized shares were available for issuance under the Plan; as of June 25, 2023, 7,265,101 shares remain available for future issuance to satisfy stock option exercises and vesting of awards.
The Company recognized the following equity-based compensation expense and benefits in the Consolidated Statements of Operations:

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
	(in thousands)
Equity-based compensation expense	$286,600	$259,064	$220,164
Income tax benefit recognized related to equity-based compensation	$25,794	$37,466	$49,313
Income tax benefit realized from the exercise and vesting of options and RSUs	$46,495	$72,564	$97,275

The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting terms on a straight-line basis.
Restricted Stock Units
During the fiscal years 2023, 2022, and 2021, the Company issued both service-based RSUs and market-based performance RSUs (“PRSUs”). Service-based RSUs typically vest annually over a period of 3 years or less. Market-based PRSUs generally vest three years from the grant date if certain performance criteria are achieved and require continued employment. Based upon the terms of such awards, the number of shares that can be earned over the performance periods is based on the Company’s Common Stock price performance compared to the market price performance of a designated benchmark index, ranging from 0% to 150% of target. The designated benchmark index was the Philadelphia Semiconductor Total Return Index (“XSOX”). The stock price performance or market price performance is measured using the average closing price for the 50-trading days prior to the dates the performance period begins and ends. The target number of shares represented by the market-based PRSUs is increased by 2% of target for each 1% that Common Stock price performance exceeds the market price performance of the designated benchmark index. Market-based PRSUs utilize the XSOX, which index gives effect to the reinvestment of dividends paid on its constituent holdings, as the benchmark; and accordingly, the Company's Common Stock price performance was adjusted for the reinvestment of dividends on Common Stock on the ex-dividend date. The result of the vesting formula is rounded down to the nearest whole number. Total stockholder return is a measure of stock price appreciation in this performance period.

Lam Research Corporation 2023 10-K 50

The following table summarizes the Company’s combined service-based RSUs and market-based PRSUs:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding, June 26, 2022	1,101	$475.33
Granted	600	466.96
Vested	(544)	412.24
Forfeited or canceled	(79)	505.06
Outstanding, June 25, 2023	1,078	$498.79

Of the 1.1 million shares outstanding at June 25, 2023, 896.0 thousand are service-based RSUs and 182.0 thousand are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant, discounted for dividends. The fair value of the Company’s market-based PRSUs granted during fiscal years 2023, 2022, and 2021 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $466.19, $488.68, and $640.69, respectively. The total fair value of service-based RSUs and market-based RSUs that vested during fiscal years 2023, 2022, and 2021 was $224.4 million, $195.1 million, and $177.4 million, respectively.
 As of June 25, 2023, the Company had $424.1 million of total unrecognized compensation expense which is expected to be recognized over a weighted-average remaining period of approximately 2.2 years.
Stock Options
The Company granted stock options with a 7-year maximum contractual term to a limited group of executive officers during fiscal years 2023, 2022, and 2021. Stock options typically vest over a period of three years or less. The Company had 174.8 thousand options outstanding at June 25, 2023 with a weighted-average exercise price of $362.83 per share, of which 109.7 thousand were exercisable with a weighted-average exercise price of $272.59 per share. As of June 25, 2023, the Company had $10.7 million of total unrecognized compensation expense related to unvested stock options granted and outstanding which is expected to be recognized over a weighted-average remaining period of 2.3 years.
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
During fiscal year 2023, approximately 315.8 thousand shares of the Company’s Common Stock were sold to employees under the ESPP. At June 25, 2023, approximately 5.4 million shares were available for purchase, and the Company had $8.9 million of total unrecognized compensation cost, which is expected to be recognized over a remaining period of less than six months.
Note 6: Other Income (Expense), Net
The significant components of other income (expense), net, were as follows:

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
	(in thousands)
Interest income	$138,984	$15,209	$19,687
Interest expense	(186,462)	(184,759)	(208,597)
Gains (losses) on deferred compensation plan related assets, net	20,186	(38,053)	61,838
Foreign exchange (losses) gains, net	(7,078)	(723)	(6,962)
Other, net	(31,280)	19,618	22,815
	$(65,650)	$(188,708)	$(111,219)

Interest income in the year ended June 25, 2023, increased compared to the year ended June 26, 2022, primarily as a result of higher yields and higher cash balances. Interest income decreased in the year ended June 26, 2022, compared to the year ended June 27, 2021, as a result of lower cash balances.

Lam Research Corporation 2023 10-K 51

Interest expense in the year ended June 25, 2023, was flat compared to the year ended June 26, 2022. The decrease in interest expense in the year ended June 26, 2022, compared to the year ended June 27, 2021, was primarily due to the payoff of $800 million of senior notes in June 2021.
The gains or losses on deferred compensation plan related assets, net in fiscal years 2023, 2022 and 2021 were driven by fluctuations in the fair market value of the underlying funds.
The variations in other, net for the year ended June 25, 2023 compared to the years ended June 26, 2022 and June 27, 2021 were primarily driven by fluctuations in the fair market value of equity investments.
Note 7: Income Taxes
The components of income before income taxes were as follows:

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
	(in thousands)
United States	$151,759	$87,933	$120,161
Foreign	4,957,451	5,105,181	4,250,643
	$5,109,210	$5,193,114	$4,370,804

Significant components of the provision (benefit) for income taxes attributable to income before income taxes were as follows:

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
	(in thousands)
Federal:
Current	$541,416	$620,344	$437,525
Deferred	(136,178)	(226,895)	(139,531)
	405,238	393,449	297,994
State:
Current	32,082	20,759	13,560
Deferred	(2,813)	(19,096)	(8,324)
	29,269	1,663	5,236
Foreign:
Current	196,842	204,163	162,738
Deferred	(33,070)	(11,447)	(3,622)
	163,772	192,716	159,116
Total provision for income taxes	$598,279	$587,828	$462,346

Lam Research Corporation 2023 10-K 52

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Significant components of the Company’s net deferred tax assets and liabilities were as follows:

	June 25, 2023	June 26, 2022
	(in thousands)
Deferred tax assets:
Tax carryforwards	$359,505	$315,396
Allowances and reserves	192,374	194,410
Equity-based compensation	9,600	8,845
Inventory valuation differences	57,675	52,323
Outside basis differences of foreign subsidiaries	527,139	421,056
R&D capitalization	36,618	—
Operating lease liabilities	50,867	50,294
Finance lease assets	32,905	35,754
Intangible assets	4,108	889
Other	31,773	23,955
Gross deferred tax assets	1,302,564	1,102,922
Valuation allowance	(352,377)	(308,724)
Net deferred tax assets	950,187	794,198
Deferred tax liabilities:
Capital assets	(121,948)	(114,644)
Amortization of goodwill	(12,515)	(13,789)
Right-of-use assets	(50,867)	(50,294)
Finance lease liabilities	(50,534)	(52,379)
Other	(1,974)	(2,395)
Gross deferred tax liabilities	(237,838)	(233,501)
Net deferred tax assets	$712,349	$560,697

The change in gross deferred tax assets, gross deferred tax liabilities, and valuation allowance between fiscal year 2023 and 2022 is primarily due to increases in gross deferred tax assets for outside basis differences of foreign subsidiaries, tax credits, and capitalized research and experimental expenditures.
The Company has an accounting policy election to record deferred taxes related to Global Intangible Low-Taxed Income (“GILTI”).
Realization of the Company’s net deferred tax assets is based upon the weighting of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such deferred tax assets will be realized with the exception of $352.4 million primarily related to California deferred tax assets. At June 25, 2023, the Company continued to record a valuation allowance to offset the entire California deferred tax asset balance due to the single sales factor apportionment resulting in lower taxable income in California.
At June 25, 2023, the Company had federal net operating loss carryforwards of $12.9 million. If not utilized, these losses will begin to expire in fiscal year 2024, and are subject to limitation on their utilization.
At June 25, 2023, the Company had state net operating loss carryforwards of $171.4 million. If not utilized, these losses will begin to expire in fiscal year 2024, and are subject to limitation on their utilization.
At June 25, 2023, the Company had foreign net operating loss carryforwards of $19.6 million. All of these losses can be carried forward indefinitely, and are subject to limitation on their utilization.
At June 25, 2023, the Company had state tax credit carryforwards of $530.3 million. Substantially all of these credits can be carried forward indefinitely.

Lam Research Corporation 2023 10-K 53

A reconciliation of income tax expense provided at the federal statutory rate (21% in fiscal years 2023, 2022, and 2021) to actual income tax expense is as follows:

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
	(in thousands)
Income tax expense computed at federal statutory rate	$1,072,934	$1,096,692	$917,869
State income taxes, net of federal tax benefit	(23,252)	(35,584)	(33,478)
Foreign income taxed at different rates	(430,314)	(407,989)	(365,886)
Settlements and reductions in uncertain tax positions	(28,968)	(51,227)	(13,613)
Tax credits	(103,019)	(96,440)	(86,709)
State valuation allowance, net of federal tax benefit	49,073	43,502	39,477
Equity-based compensation	15,816	(13,168)	(45,764)
Other permanent differences and miscellaneous items	46,009	52,042	50,450
	$598,279	$587,828	$462,346

Effective from fiscal year 2022, the Company has a 15-year tax incentive ruling in Malaysia for one of its foreign subsidiaries. The statutory tax rate in Malaysia is 24%. The tax incentive provides exemptions on foreign income earned and is contingent upon meeting certain conditions. The Company expects to apply for renewals upon expiration. The impact of the tax incentive decreased worldwide taxes by approximately $576.0 million for fiscal year 2023. The benefit of the tax incentive on diluted earnings per share was approximately $4.24 in fiscal year 2023.
Earnings of the Company’s foreign subsidiaries included in consolidated retained earnings that are indefinitely reinvested in foreign operations aggregated to approximately $1.1 billion at June 25, 2023. If these earnings were remitted to the United States, they would be subject to foreign withholding taxes of approximately $171.1 million at the current statutory rates. The potential tax expense associated with these foreign withholding taxes would be offset by $136.9 million of foreign tax credits that would be generated in the United States upon remittance.
On August 16, 2022, the IRA was signed into law. In general, the provisions of the IRA will be effective beginning with the Company’s fiscal year 2024, with certain exceptions. The IRA includes a new 15% corporate minimum tax. The impact on income taxes due to changes in legislation is required under the authoritative guidance of ASC 740, Income Taxes, to be recognized in the period in which the law is enacted. The Company has evaluated the potential impacts of the IRA and does not expect it to have a material impact on the effective tax rate. However, the Company expects future guidance from the Treasury Department and will further analyze when the guidance is issued.
The Company’s gross uncertain tax positions were $640.2 million, $617.4 million, and $566.8 million as of June 25, 2023, June 26, 2022, and June 27, 2021, respectively. During fiscal year 2023, gross uncertain tax positions increased by $22.8 million. The amount of uncertain tax positions that, if recognized, would impact the effective tax rate was $550.1 million, $539.6 million, and $504.4 million, as of June 25, 2023, June 26, 2022, and June 27, 2021, respectively.

Lam Research Corporation 2023 10-K 54

The aggregate changes in the balance of gross uncertain tax positions were as follows:

(in thousands)
Balance as of June 28, 2020	$476,695
Settlements and effective settlements with tax authorities	(1,443)
Lapse of statute of limitations	(8,456)
Increases in balances related to tax positions taken during prior periods	15,986
Decreases in balances related to tax positions taken during prior periods	(2,746)
Increases in balances related to tax positions taken during current period	86,735
Balance as of June 27, 2021	566,771
Settlements and effective settlements with tax authorities	(14,440)
Lapse of statute of limitations	(8,021)
Increases in balances related to tax positions taken during prior periods	6,468
Decreases in balances related to tax positions taken during prior periods	(28,376)
Increases in balances related to tax positions taken during current period	94,971
Balance as of June 26, 2022	617,373
Settlements and effective settlements with tax authorities	(50,238)
Lapse of statute of limitations	(22,103)
Increases in balances related to tax positions taken during prior periods	5,841
Decreases in balances related to tax positions taken during prior periods	(4,316)
Increases in balances related to tax positions taken during current period	93,615
Balance as of June 25, 2023	$640,172

The Company recognizes interest expense and penalties related to the above uncertain tax positions within income tax expense. The Company had accrued $74.4 million, $61.2 million, and $54.6 million cumulatively for gross interest and penalties as of June 25, 2023, June 26, 2022, and June 27, 2021, respectively.
The Company is subject to audits by state and foreign tax authorities. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.
The Company files U.S. federal, U.S. state, and foreign income tax returns. As of June 25, 2023, tax years 2005-2023 remain subject to examination in the jurisdictions where the Company operates. The Internal Revenue Service (“IRS”) has examined the Company’s U.S. federal income tax return for the fiscal year ended June 24, 2018. As of September 25, 2022, the IRS has proposed adjustments resulting in a tax liability increase of approximately $50.0 million, which was previously reserved. The Company has agreed to pay the amount and has made a partial cash settlement in the September quarter with the remaining settlement expected to be paid based on the IRS requirements.
The IRS is examining the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2019, and June 28, 2020. To date, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitation. The change in uncertain tax positions as a result of lapses of statutes of limitation may range up to $9.2 million.

Lam Research Corporation 2023 10-K 55

Note 8: Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, restricted stock units, and convertible notes.
The following table reconciles the inputs to the basic and diluted computations for net income per share.

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
	(in thousands, except per share data)
Numerator:
Net income	$4,510,931	$4,605,286	$3,908,458
Denominator:
Basic average shares outstanding	135,472	139,899	143,609
Effect of potential dilutive securities:
Employee stock plans	362	729	1,168
Convertible notes	—	—	543
Diluted average shares outstanding	135,834	140,628	145,320
Net income per share - basic	$33.30	$32.92	$27.22
Net income per share - diluted	$33.21	$32.75	$26.90

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The impact from potentially dilutive securities, including options and RSUs, was not material for fiscal years ended June 25, 2023, June 26, 2022, and June 27, 2021.
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
The Company’s primary financial instruments include its cash, cash equivalents, investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and leases, and foreign currency related derivative instruments. The estimated fair value of cash, time deposits, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of lease obligations approximate their carrying value as the majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 14: Long Term Debt and Other Borrowings for additional information regarding the fair value of the Company’s senior notes.

Lam Research Corporation 2023 10-K 56

Investments
Equity Investments measured at fair value on a non-recurring basis
As of June 25, 2023 and June 26, 2022, equity investments of $118.4 million and $125.2 million, respectively, were recognized in other assets in the Consolidated Balance Sheets.
Net gains resulting from the application of the measurement alternative to the Company’s equity investments were immaterial in the fiscal years ended 2023, 2022, and 2021. During the fiscal year 2022, one of the Company’s equity investees became publicly traded and the market value of that investee fluctuated throughout the fiscal year; the Company liquidated its position in this equity investee during the last quarter of the fiscal year ended June 26, 2022 and recognized an immaterial cumulative gain on disposition.
Debt and Equity Investments measured at fair value on a recurring basis
The following tables set forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of June 25, 2023, and June 26, 2022:

	June 25, 2023
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Level 1:
Money market funds	$2,223,642	$—	$—	$2,223,642	$2,223,642	$—	$—	$—
Mutual funds	96,646	12,092	(2,069)	106,669	—	—	—	106,669
Level 1 Total	2,320,288	12,092	(2,069)	2,330,311	2,223,642	—	—	106,669
Level 2:
Corporate notes and bonds	38,033	—	(392)	37,641	—	37,641	—	—
Level 2 Total	38,033	—	(392)	37,641	—	37,641	—	—
Total subject to fair value hierarchy	$2,358,321	$12,092	$(2,461)	$2,367,952

Cash				2,132,811	2,132,522	—	289	—
Time deposits				1,230,919	980,892	—	250,027	—
Total				$5,731,682	$5,337,056	$37,641	$250,316	$106,669

	June 26, 2022
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Level 1:
Money market funds	$712,076	$—	$—	$712,076	$712,076	$—	$—	$—
Mutual funds	84,851	12,027	(1,659)	95,219	—	—	—	95,219
Level 1 Total	796,927	12,027	(1,659)	807,295	712,076	—	—	95,219
Level 2:
Corporate notes and bonds	137,859	—	(2,128)	135,731	—	135,731	—	—
Level 2 Total	137,859	—	(2,128)	135,731	—	135,731	—	—
Total subject to fair value hierarchy	$934,786	$12,027	$(3,787)	$943,026

Cash				1,017,253	1,015,747	—	1,506	—
Time deposits				2,044,206	1,794,178	—	250,028	—
Total				$4,004,485	$3,522,001	$135,731	$251,534	$95,219

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments.
The Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the income statement. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the income statement. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the income statement during the twelve months ended June 25, 2023, and June 26, 2022.

Lam Research Corporation 2023 10-K 57

Gross realized gains/(losses) from sales of investments were insignificant in the fiscal years 2023, 2022, and 2021.
The following is an analysis of the Company’s investments in unrealized loss positions.:

	June 25, 2023
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mutual funds	$—	$—	$30,356	$(2,069)	$30,356	$(2,069)
Corporate notes and bonds	9,105	(6)	26,517	(386)	35,622	(392)
	$9,105	$(6)	$56,873	$(2,455)	$65,978	$(2,461)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities as of June 25, 2023, are as follows:

	Cost	Fair Value
	(in thousands)
Due in one year or less	$3,489,100	$3,488,721
Due after one year through five years	3,494	3,481
	$3,492,594	$3,492,202

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
Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of June 25, 2023 and June 26, 2022, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be immaterial to the Consolidated Balance Sheets.
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

Lam Research Corporation 2023 10-K 58

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to earnings immediately. There were no material gains or losses during the fiscal years ended June 25, 2023, June 26, 2022, or June 27, 2021 associated with forecasted transactions that did not occur, nor any ineffectiveness recognized in the same periods.
As of June 25, 2023, the fair value of outstanding cash flow hedges was not material. Additionally, as of June 25, 2023, the Company had an immaterial net gain or loss accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges and interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 12 months.
The following table provides the total notional value of cash flow hedge instruments outstanding as of June 25, 2023:

June 25, 2023
(In thousands)
Buy Contracts	$269,827
Sell Contracts	168,233
The effect of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”), was as follows:

		Year Ended June 25, 2023		Year Ended June 26, 2022
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income

Derivatives in Cash Flow Hedging Relationships		(in thousands)
Foreign exchange contracts	Revenue	$11,801	$1,810	$57,058	$45,057
Foreign exchange contracts	Cost of goods sold	1,804	3,002	(23,414)	(11,410)
Foreign exchange contracts	R&D	—	(5)	(1,948)	(10)
Foreign exchange contracts	SG&A	418	140	(6,914)	(2,434)
Interest rate contracts	Other income (expense), net	—	(1,091)	—	(4,238)
		$14,023	$3,856	$24,782	$26,965

Balance Sheet Hedges
The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. These forward contracts are not designated for hedge accounting treatment. Therefore, the change in the carrying value of these derivatives is recorded as a component of other income (expense), net and offsets the change in fair value of the foreign currency denominated assets and liabilities related to remeasurement, which are also recorded in other income (expense), net. As of June 25, 2023 and June 26, 2022, the fair value of outstanding balance sheet hedges was not material.
The following table provides the total notional value of balance sheet hedge instruments outstanding as of June 25, 2023:

June 25, 2023
(In thousands)
Buy Contracts	$268,166
Sell Contracts	166,723

Lam Research Corporation 2023 10-K 59

The effect of the Company’s balance sheet hedge derivative instruments on the Company’s Consolidated Statements of Operations was as follows:

		Year Ended
		June 25, 2023	June 26, 2022
Derivatives Not Designated as Hedging Instruments:	Location of (Loss) Gain Recognized in Income	(Loss) Recognized in Income	Gain Recognized in Income
		(in thousands)
Foreign exchange contracts	Other income (expense), net	$(9,544)	$14,362

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
As of June 25, 2023, three customers accounted for approximately 32%, 13% and 10% of accounts receivable, respectively. As of June 26, 2022, two customers accounted for approximately 20%, and 14% of accounts receivable, respectively. No other customers accounted for more than 10% of accounts receivable, respectively. The Company’s balance and transactional activity for its allowance for doubtful accounts is not material as of and for the twelve months ended June 25, 2023, June 26, 2022, and June 27, 2021. Refer to Note 20: Segment, Geographic Information, and Major Customers for additional information regarding customer concentrations.
Note 10: Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	June 25, 2023	June 26, 2022
	(in thousands)
Raw materials	$3,196,988	$2,401,490
Work-in-process	325,611	471,348
Finished goods	1,293,591	1,093,456
	$4,816,190	$3,966,294

Lam Research Corporation 2023 10-K 60

Note 11: Property and Equipment
Property and equipment, net, is presented in the table below.

	June 25, 2023	June 26, 2022
	(in thousands)
Manufacturing and engineering equipment	$1,802,627	$1,588,805
Buildings and improvements	1,286,849	1,124,381
Computer and computer-related equipment	174,084	177,198
Land	98,739	84,733
Office equipment, furniture and fixtures	83,108	70,642
	3,445,407	3,045,759
Less: accumulated depreciation and amortization	(1,642,456)	(1,440,325)
	$1,802,951	$1,605,434

The Company has excluded $53.7 million, and $42.2 million of finance right-of-use assets recorded within property and equipment, net from the table above for the years ended June 25, 2023 and June 26, 2022, respectively. See Note 15: Leases for additional information regarding these finance lease right-of-use assets. Depreciation expense, excluding amortization of finance lease right of use assets, during fiscal years 2023, 2022, and 2021 was $282.8 million, $248.2 million, and $229.8 million, respectively.
Note 12: Goodwill and Intangible Assets
Goodwill
The balance of goodwill was $1.6 billion and $1.5 billion as of June 25, 2023 and June 26, 2022, respectively. As of June 25, 2023 and June 26, 2022, $65.4 million and $62.0 million, respectively, of the goodwill balance is tax deductible, and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law. No goodwill impairments were recognized in fiscal years 2023, 2022, or 2021. Refer to Note 21: Business Combinations for additional information regarding the Company’s goodwill balance.
Intangible Assets
The following table provides details of the Company’s intangible assets, other than goodwill:

	June 25, 2023			June 26, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$644,138	$(631,420)	$12,718	$633,252	$(627,376)	$5,876
Existing technology	717,331	(674,549)	42,782	676,924	(664,278)	12,646
Patents and other intangible assets	199,532	(116,659)	82,873	167,821	(84,493)	83,328
Intangible assets subject to amortization	1,561,001	(1,422,628)	138,373	1,477,997	(1,376,147)	101,850
In process research and development	30,081	—	30,081	—	—	—
Total intangible assets	$1,591,082	$(1,422,628)	$168,454	$1,477,997	$(1,376,147)	$101,850

The Company recognized $51.5 million, $78.0 million, and $70.6 million in intangible asset amortization expense during fiscal years 2023, 2022, and 2021, respectively. No intangible asset impairments were recognized in fiscal years 2023, 2022, or 2021.

Lam Research Corporation 2023 10-K 61

The estimated future amortization expense of intangible assets as of June 25, 2023, is reflected in the table below. The table excludes $18.9 million of capitalized costs for intangible assets that have not yet been placed into service.

Fiscal Year	Amount
(in thousands)
2024	$42,007
2025	27,423
2026	17,307
2027	12,797
2028	9,259
Thereafter	10,678
$119,471

Refer to Note 21: Business Combinations for additional information regarding the Company’s intangible assets.
Note 13: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 25, 2023	June 26, 2022
	(in thousands)
Accrued compensation	$481,354	$481,070
Warranty reserves	256,781	232,248
Income and other taxes payable	460,630	465,601
Dividend payable	231,267	205,615
Restructuring	8,014	—
Other	572,591	589,738
	$2,010,637	$1,974,272

Note 14: Long Term Debt and Other Borrowings
As of June 25, 2023, and June 26, 2022, the Company’s outstanding debt consisted of the following:

	June 25, 2023			June 26, 2022
	Amount (in thousands)		Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 3.80% Senior Notes Due March 15, 2025 (“2025 Notes”)	$500,000		3.87%	$500,000		3.87%
Fixed-rate 3.75% Senior Notes Due March 15, 2026 ("2026 Notes")	750,000		3.86%	750,000		3.86%
Fixed-rate 4.00% Senior Notes Due March 15, 2029 ("2029 Notes")	1,000,000		4.09%	1,000,000		4.09%
Fixed-rate 1.90% Senior Note Due June 15, 2030 ("2030 Notes")	750,000		2.01%	750,000		2.01%
Fixed-rate 4.875% Senior Notes Due March 15, 2049 ("2049 Notes")	750,000		4.93%	750,000		4.93%
Fixed-rate 2.875% Senior Note Due June 15, 2050 ("2050 Notes")	750,000		2.93%	750,000		2.93%
Fixed-rate 3.125% Senior Note Due June 15, 2060 ("2060 Notes")	500,000		3.18%	500,000		3.18%
Total Senior Notes outstanding, at par	5,000,000			5,000,000
Unamortized discount	(32,934)			(35,549)
Fair value adjustment - interest rate contracts	3,050	(1)		4,835	(1)
Unamortized bond issuance costs	(6,189)			(6,827)
Other financing arrangements	1,438			—
Total debt outstanding, at carrying value	$4,965,365			$4,962,459
Reported as:
Current portion of long-term debt	$421			$—
Long-term debt	$4,964,944			$4,962,459

(1)This amount represents a cumulative fair value gain for discontinued hedging relationships, net of an immaterial amount of amortization as of the periods presented.

Lam Research Corporation 2023 10-K 62

The Company’s contractual cash obligations relating to its outstanding debt as of June 25, 2023, were as follows:

Payments Due by Fiscal Year:	Principal	Interest
	(in thousands)
2024	$—	$175,125
2025	500,000	169,425
2026	750,000	147,922
2027	—	128,000
2028	—	128,000
Thereafter	3,750,000	1,786,213
Total	$5,000,000	$2,534,685

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
Selected additional information regarding the Senior Notes outstanding as of June 25, 2023, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2025 Notes	1.7	$488,620
2026 Notes	2.7	$730,725
2029 Notes	5.7	$969,760
2030 Notes	7.0	$624,825
2049 Notes	25.7	$730,500
2050 Notes	27.0	$525,233
2060 Notes	37.0	$340,365
Revolving Credit Facility
On March 12, 2014, the Company established an unsecured Credit Agreement. This agreement was amended on November 10, 2015 (the “Amended and Restated Credit Agreement”), October 13, 2017 (the “2nd Amendment”), February 25, 2019 (the “3rd Amendment”), June 17, 2021 (the “Second Amended and Restated Credit Agreement”), and December 7, 2022 (“Amendment No.1 to Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a $1.50 billion revolving credit facility with a syndicate of lenders, along with an expansion option that will allow the Company, subject to certain requirements, to request an increase in the facility of up to an additional $600.0 million, for a potential total commitment of

Lam Research Corporation 2023 10-K 63

$2.10 billion. The facility matures on June 17, 2026. The Amendment No.1 To Second Amended and Restated Credit Agreement replaces the benchmark reference rate, LIBOR, with term SOFR equal to the term rate determined by the Chicago Mercantile Exchange term SOFR administrator plus 0.10% (“adjusted term SOFR”), with no change to the amount or timing of contractual cash flows.
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) adjusted term SOFR plus 1.0%, plus a spread of 0.00% to 0.30%, or (2) adjusted term SOFR, plus a spread of 0.805% to 1.30%, in each case plus a facility fee, with such spread and facility fee determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Such spreads and such facility fees are further subject to sustainability adjustments as described in the Amendment No. 1 to Second Amended and Restated Credit Agreement, in each case based on the Company’s performance of certain energy savings and health and safety standards metrics. Principal and any accrued and unpaid interest are due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. As of June 25, 2023, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program (the “CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. In July 2021, the Company amended the CP Program size to a maximum aggregate amount outstanding at any time of $1.50 billion. The net proceeds from the CP Program will be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. As of June 25, 2023, the Company had no outstanding borrowings under the CP Program.
Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, convertible notes, and the revolving credit facility during the fiscal years ended June 25, 2023, June 26, 2022, and June 27, 2021.

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
	(in thousands)
Contractual interest coupon	$175,128	$175,128	$197,367
Amortization of interest discount	2,862	2,767	3,934
Amortization of issuance costs	1,376	1,351	1,639
Effect of interest rate contracts, net	2,545	2,455	2,070
Total interest cost recognized	$181,911	$181,701	$205,010

Note 15: Leases
The Company leases certain office spaces, manufacturing and warehouse spaces, equipment, and vehicles. While the majority of the Company’s lease arrangements are operating leases, the Company has certain leases that qualify as finance leases.
The components of lease expense were as follows for the years ended June 25, 2023, June 26, 2022, and June 27, 2021:

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
	(in thousands)
Financing lease cost:
Amortization of right-of-use assets	$7,899	$7,439	$7,131
Interest on lease liabilities	863	658	697
Total finance lease cost	$8,762	$8,097	$7,828

Operating lease cost	$75,660	$69,250	$51,519
Variable lease cost	227,726	259,041	219,040

Lam Research Corporation 2023 10-K 64

Variable lease payments are expensed as incurred and are not included within the right of use asset and lease liability calculation. Variable lease payments primarily include costs associated with the Company’s third-party logistics arrangements that contain one or more embedded leases. Variable lease costs will fluctuate based on factory output and material receipt volumes. Short-term rental expense, for agreements less than one year in duration, were immaterial for the twelve months ended June 25, 2023, June 26, 2022, and June 27, 2021, respectively.
Supplemental cash flow information related to leases was as follows as of June 25, 2023, June 26, 2022, and June 27, 2021:

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$74,397	$64,808	$63,895
Financing cash flows paid for principal portion of finance leases	14,985	11,513	5,952

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$91,592	$121,580	$48,993
Finance leases	20,161	13,868	29,497
Supplemental balance sheet information related to leases was as follows as of June 25, 2023 and June 26, 2022:

	June 25, 2023	June 26, 2022
	(in thousands)
Operating leases
Other assets	$242,656	$226,648

Accrued expenses and other current liabilities	$64,682	$54,110
Other long-term liabilities	172,886	164,613
Total operating lease liabilities	$237,568	$218,723

Finance Leases
Property and Equipment, net	$53,721	$42,153

Current portion of long-term debt and lease liabilities	$7,937	$7,381
Long-term debt and lease liabilities, less current portion	38,239	35,990
Total finance lease liabilities	$46,176	$43,371

	June 25, 2023		June 26, 2022
	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
	(in years)		(in years)
Operating leases	4.9	3.80%	5.4	3.05%
Finance leases	5.2	2.56%	6.4	2.01%

Lam Research Corporation 2023 10-K 65

As of June 25, 2023, the maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
	(in thousands)
2024	$72,035	$8,796
2025	53,620	7,867
2026	41,303	7,429
2027	30,264	7,025
2028	22,748	12,617
Thereafter	44,718	5,444
Total lease payments	$264,688	$49,178
Less imputed interest	(27,120)	(3,002)
Total	$237,568	$46,176

Selected Leases and Related Guarantees
The Company leases the some of its administrative, research and development and manufacturing facilities, regional sales/service offices, and certain equipment under non-cancelable leases. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters; Tualatin, Oregon campus; and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation.
The Company has finance leases for certain improved properties in Fremont and Livermore, California (the “California Facility Leases”). The Company is required to maintain cash collateral in an aggregate of approximately $250 million in separate interest-bearing accounts as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Consolidated Balance Sheets as of June 25, 2023 and June 26, 2022.
During the seven-year term of the California Facility Leases and when the terms of the California Facility Leases expire, the property subject to the California Facility Leases may be re-marketed. The Company has guaranteed to the lessor that each property will have a certain minimum residual value. The aggregate maximum guarantee made by the Company under the California Facility Leases is $298.4 million. During the fiscal year ended June 25, 2023, the Company recognized an immaterial liability associated with one of the leased properties in other long-term liabilities in its Consolidated Balances Sheets, as a result of an annual assessment of potential liability under the residual value guarantee arrangements.
Note 16: Retirement and Deferred Compensation Plans
Employee Savings and Retirement Plan
The Company maintains a 401(k) retirement savings plan for its eligible employees in the United States. Each participant in the plan may elect to contribute from 1% to 75% of annual eligible earnings to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of earnings contributed. Employees participating in the 401(k) retirement savings plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $34.7 million, $32.6 million, and $26.9 million, in fiscal years 2023, 2022, and 2021, respectively.
Deferred Compensation Arrangements
The Company has an unfunded, non-qualified deferred compensation plan whereby executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among various mutual funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. Participants are able to elect the payment of benefits on a specified date at least three years after the opening of a deferral sub-account or upon retirement. Distributions are made in the form of lump sum or annual installments over a period of up to 20 years as elected by the participant. If no alternate election has been made, a lump sum payment will be made upon termination of a participant’s employment with the Company. As of June 25, 2023, and June 26, 2022, the liability of the Company to the plan participants was $318.0 million and $280.0 million, respectively, which was recorded in accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. As of June 25, 2023, and June 26, 2022, the Company had investments in the aggregate amount of $318.1 million and $291.3 million, respectively, which correlate to the deferred compensation obligations, which were recorded in other assets on the Consolidated Balance Sheets.
Post-Retirement Healthcare Plan
The Company maintains a post-retirement healthcare plan for certain executive and director retirees. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. The benefit obligation was $33.2 million and $31.2 million as of June 25, 2023, and June 26, 2022, respectively.

Lam Research Corporation 2023 10-K 66

Note 17: Commitments and Contingencies
The Company has certain obligations to make future payments under various contracts; some of these are recorded on its balance sheet and some are not. Obligations that are recorded on the Company’s balance sheet include the Company’s operating and finance lease obligations. Obligations that are not recorded on the Company’s balance sheet include contractual relationships for purchase obligations and certain guarantees. The Company’s commitments relating to off-balance sheet agreements are included in the tables below. These amounts exclude $582.8 million of liabilities related to uncertain tax positions (see Note 7: Income Taxes for further discussion) as of the end of the fiscal year because the Company is unable to reasonably estimate the ultimate amount or time of settlement.
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of June 25, 2023, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 25, 2023, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $141.6 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Purchase Obligations
Purchase obligations consist of non-cancelable significant contractual obligations either on an annual basis or over multi-year periods. The contractual cash obligations and commitments table presented below contains the Company’s minimum obligations at June 25, 2023, under these arrangements and others. For obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided.

The Company’s commitments related to these agreements as of June 25, 2023, were as follows:

Payments Due by Fiscal Year:	Purchase Obligations
(in thousands)
2024	$659,074
2025	81,294
2026	3,504
2027	890
2028	359
Thereafter	320
Total	$745,441

Transition Tax Liability
On December 22, 2017, the “Tax Cuts & Jobs Act” was signed into law. Among other items, this U.S. tax reform assessed a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. As a result, the Company recognized a total transition tax of $868.4 million and elected to pay the one-time tax over a period of 8 years, commencing in the twelve months ended June 30, 2019. As of September 25, 2022, this one-time tax was adjusted, resulting in a total tax liability increase of approximately $50.0 million, which was spread over the same 8-year period (see Note 7: Income Taxes for further discussion).

Lam Research Corporation 2023 10-K 67

The Company’s remaining obligation related to this arrangement as of June 25, 2023, were as follows:

Payments Due by Fiscal Year (1):	Transition Tax
(in thousands)
2024	$137,783
2025	183,710
2026	229,638
Total	$551,131

(1) The Company may choose to apply existing tax credits, thereby reducing the actual cash payment.
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of June 25, 2023, warranty reserves totaling $29.9 million were recognized in other long-term liabilities, the remainder were included in accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Year Ended
	June 25, 2023	June 26, 2022
	(in thousands)
Balance at beginning of period	$256,258	$191,758
Warranties issued during the period	272,281	295,167
Settlements made during the period	(240,841)	(272,954)
Changes in liability for warranties issued during the period	(14,270)	14,951
Changes in liability for pre-existing warranties	13,235	27,336
Balance at end of period	$286,663	$256,258

Government Assistance
In the fiscal year ended June 25, 2023, the Company received government assistance from various domestic and international governments in the form of cash grants or refundable tax credits (collectively “Grant” or “Grants”). The Grants typically specify conditions that must be met in order for the Grants to be earned, such as employment or employee retention targets; completion of employee training; or the construction or acquisition of property and equipment and are often time-bound. If conditions are not satisfied or if the duration period for the arrangement is not met, the Grants are often subject to reduction, repayment, or termination.
The Company’s policy is to recognize a benefit in the Consolidated Statement of Operations, as a reduction to the expense the individual Grant is designed to compensate for, over the duration of the program when the Company has reasonable assurance that it will comply with the conditions under the Grant and that the Grant will be received. Grants related to investments in property and equipment are recognized as a reduction to the cost basis of the underlying assets with an ongoing reduction to depreciation expense over the assets estimated useful life.
During the fiscal year ended June 25, 2023, the Company received an insignificant amount related to Grants. To the extent amounts have been received by the Company in advance of completion of the conditions, they have been recognized in accrued expense and other liabilities, or other long-term liabilities in the Consolidated Balance Sheets, as appropriate.
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

Lam Research Corporation 2023 10-K 68

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
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased		Total Cost of Repurchase (3)	Average Price Paid Per Share (1,3)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 26, 2022					$5,514,636
Quarter ended September 25, 2022	675	(2)	$104,982	$432.74	$5,409,654
Quarter ended December 25, 2022	1,125		$483,226	$429.42	$4,926,428
Quarter ended March 26, 2023	1,017		$483,418	$475.18	$4,443,010
Quarter ended June 25, 2023	1,616		$905,793	$560.43	$3,537,217
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
(3)    As of January 1, 2023, the Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under the repurchase program, as applicable, and is included in the cost of shares repurchased in the Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
In addition to the shares repurchased under the Board-authorized repurchase program shown above, the Company acquired 176 thousand shares at a total cost of $85.4 million during the 12 months ended June 25, 2023, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
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
Note 19: Comprehensive Income (Loss)
The components of accumulated other comprehensive loss, net of tax at the end of June 25, 2023, as well as the activity during the fiscal year ended June 25, 2023, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Gain or Loss on Cash Flow Hedges	Accumulated Unrealized Holding Gain or Loss on Available-For- Sale Investments	Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance as of June 26, 2022	$(81,755)	$(12,330)	$(1,637)	$(14,260)	$(109,982)
Other comprehensive income before reclassifications	6,858	10,413	1,491	83	18,845
Gains reclassified from accumulated other comprehensive income (loss) to net income (1)	—	(9,411)	(158)	—	(9,569)
Net current-period other comprehensive income (loss)	6,858	1,002	1,333	83	9,276
Balance as of June 25, 2023	$(74,897)	$(11,328)	$(304)	$(14,177)	$(100,706)

(1)Amount of after-tax gain reclassified from accumulated other comprehensive income into net income is not material individually or in the aggregate, or to any individual location in our Consolidated Statement of Operations.

Lam Research Corporation 2023 10-K 69

Tax related to other comprehensive income, and the components thereto, for the years ended June 25, 2023, June 26, 2022, and June 27, 2021 was not material.
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
The Company operates in seven geographic regions: United States, China, Europe, Japan, Korea, Southeast Asia, and Taiwan. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located, while long-lived assets; which includes property and equipment, net, and recognized right of use assets reported in other assets in the Consolidated Balance Sheets as of June 25, 2023 and June 26, 2022; are attributed to the geographic locations in which the assets are located.
Revenues and long-lived assets by geographic region were as follows:

	Year Ended
	June 25, 2023	June 26, 2022	June 27, 2021
Revenue:	(in thousands)
China	$4,462,663	$5,411,502	$5,137,886
Korea	3,551,742	4,037,467	3,924,685
Taiwan	3,477,862	2,936,482	2,117,999
Japan	1,758,364	1,624,573	1,363,907
United States	1,665,136	1,147,346	672,716
Southeast Asia	1,354,471	1,357,648	945,478
Europe	1,158,278	712,021	463,479
Total revenue	$17,428,516	$17,227,039	$14,626,150

	June 25, 2023	June 26, 2022	June 27, 2021
Long-lived assets:	(in thousands)
United States	$1,367,534	$1,276,274	$1,137,490
Southeast Asia	339,415	248,029	129,881
Korea	215,898	183,809	62,502
Europe	93,732	77,658	77,661
Taiwan	65,432	72,845	47,279
China	8,865	7,214	9,301
Japan	8,452	8,406	13,149
	$2,099,328	$1,874,235	$1,477,263

In fiscal year 2023, two customers accounted for approximately 22% and 16% of total revenues, respectively. In fiscal year 2022, four customers accounted for approximately 21%, 12%, 12%, and 11% of total revenues, respectively. In fiscal year 2021, three customers accounted for approximately 25%, 12%, and 10% of total revenues, respectively. No other customers accounted for more than 10% of total revenues.

Lam Research Corporation 2023 10-K 70

Note 21: Business Combinations
In November 2022, the Company completed two business combination transactions acquiring the outstanding shares of two separate private companies in cash transactions collectively valued at $153.8 million as of the respective purchase dates. The Company’s preliminary assessment of acquisition date fair value of the assets acquired and liabilities assumed resulted in the recognition of $102.2 million of goodwill and $81.2 million of intangible assets; all other assets acquired and all liabilities assumed were immaterial. The preliminary fair value of net tangible liabilities assumed and intangible assets acquired was based on preliminary valuations, estimates, and assumptions which are subject to change within the measurement period (up to one year from the acquisition date). The Company expensed all associated costs, as incurred, in selling, general, and administrative expense in the Consolidated Statement of Operations for the year ended June 25, 2023.
The following table is a summary of the preliminary fair value estimates of the identifiable intangible assets and their useful lives:

	Weighted-Average Useful Life	Estimated Purchase Date Fair Value
		(in thousands)
Existing technology	7 years	$40,294
Customer relationships	8 years	10,835
In process research and development	Indefinite	30,081
		$81,210

Note 22: Restructuring Charges, Net
The Company records employee severance and separation costs that meet the requirements for recognition in accordance with the relevant guidance of ASC 420, Exit or Disposal Cost Obligations, or ASC 712, Compensation - Non-retirement Post-employment Benefits, as applicable. For involuntary termination benefits that are not provided under the terms of an ongoing benefit arrangement, the liability for the current fair value of expected future costs associated with a management-approved restructuring plan is recognized in the period in which the plan is communicated to the employees and the plan is not expected to change significantly. For ongoing benefit arrangements, inclusive of statutory requirements, employee termination costs are accrued when the existing situation or set of circumstances indicates that an obligation has been incurred, it is probable the benefits will be paid, and the amount can be reasonably estimated. Termination benefits associated with employees that elected to voluntarily terminate as part of the restructuring plan are recorded when the employee irrevocably accepts the offer and the amount can be reasonably estimated. If applicable, the Company records such costs into operating expense over the terminated employees’ future service period beyond any minimum or legally required retention period. The majority of restructuring charges that have been incurred but not yet paid are recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
In the fiscal year ended June 25, 2023, the Company initiated a restructuring plan designed to better align the Company’s cost structure with its outlook for the economic environment and business opportunities. Under the plan the Company terminated approximately 1,650 employees, incurring expenses related to employee severance and separation costs. Employee severance and separation costs primarily relate to severance, non-cash severance, including equity award compensation expense, pension and other termination benefits. Additionally, the Company made a strategic decision to relocate certain manufacturing activities to pre-existing facilities and incurred charges to move inventory and equipment and exit selected supplier arrangements.
During the fiscal year ended June 25, 2023, net restructuring costs of $78.2 million and $42.2 million were recorded in restructuring charges, net - cost of goods sold, and restructuring charges, net - operating expenses, respectively in the Consolidated Statements of Operations.
The Company anticipates the restructuring plan to be substantially complete by December 24, 2023, and estimates that incremental restructuring charges totaling approximately $18 million will be incurred in the fiscal quarters ending September 24, 2023 and December 24, 2023.
The following table is a summary of the activity related to the restructuring plan:

	Severance and Benefits	Other	Total
	(in thousands)
Restructuring expense	$107,063	$13,253	$120,316
Cash payments	(96,047)	(12,378)	(108,425)
Non-cash activities	(3,027)	(629)	(3,656)
Restructuring liability as of June 25, 2023	$7,989	$246	$8,235

Lam Research Corporation 2023 10-K 71

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lam Research Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lam Research Corporation (the Company) as of June 25, 2023 and June 26, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 25, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 25, 2023 and June 26, 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 25, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 25, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 15, 2023 expressed an unqualified opinion thereon.

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

Lam Research Corporation 2023 10-K 72

Inventory - Valuation

Description of the Matter
The Company’s inventories totaled $4.8 billion as of June 25, 2023, representing 26% of total assets. As explained in Note 2 to the consolidated financial statements, the Company assesses the valuation of all inventories including manufacturing raw materials, work-in-process, finished goods, and spare parts in each reporting period. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated net realizable value if less than cost.

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
August 15, 2023

Lam Research Corporation 2023 10-K 73

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lam Research Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Lam Research Corporation’s internal control over financial reporting as of June 25, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lam Research Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 25, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 25, 2023 and June 26, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 25, 2023, and the related notes and our report dated August 15, 2023 expressed an unqualified opinion thereon.

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
August 15, 2023

Lam Research Corporation 2023 10-K 74

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
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 25, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective, as of June 25, 2023, at the reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework used by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 25, 2023, at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Ernst & Young LLP, an independent registered public accounting firm, audited the financial statements included in this 2023 Form 10-K and has issued an attestation report on the Company’s internal control over financial reporting, as stated in their report, which is included in Part II, Item 8 of this 2023 Form 10-K.
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
Item 9B.        Other Information
None.
Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Lam Research Corporation 2023 10-K 75

PART III
We have omitted from this 2023 Form 10-K certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the SEC within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders expected to be held on or about November 7, 2023, (the “Proxy Statement”), and certain information included in the Proxy Statement is incorporated into this report by reference.
Item 10.        Directors, Executive Officers and Corporate Governance
For information regarding our executive officers, see Part I, Item 1 of this 2023 Form 10-K under the caption “Information about our Executive Officers,” which information is incorporated into Part III by reference.
The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Voting Proposals — Proposal No. 1: Election of Directors — 2023 Nominees for Director.”
The information concerning our audit committee and audit committee financial experts required by this Item is incorporated by reference to our Proxy Statement under the headings “Governance Matters — Corporate Governance — Board Committees” and “Governance Matters — Corporate Governance — Board Committees — Audit Committee.”
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
Item 11.    Executive Compensation
The information required by this Item is incorporated by reference to our Proxy Statement under the headings “Compensation Matters — Executive Compensation and Other Information,” “Compensation Matters — CEO Pay Ratio,” and “Governance Matters — Director Compensation.”
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
Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to our Proxy Statement under the headings “Audit Matters — Relationship with Independent Registered Public Accounting Firm –– Fees Billed by Ernst & Young LLP” and “Audit Matters –– Relationship with Independent Registered Public Accounting Firm –– Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services.”

Lam Research Corporation 2023 10-K 76

PART IV
Item 15.    Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K.

Item 16.     Form 10-K Summary
None

Lam Research Corporation 2023 10-K 77

LAM RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 25, 2023
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

Lam Research Corporation 2023 10-K 78

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
10.19*
2004 Executive Incentive Plan, as Amended and Restated which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2023 (SEC File No. 000-12933).

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
10.28
Amendment No. 1 to Second Amended and Restated Credit Agreement dated December 7, 2022, among Lam Research Corporation, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on January 30, 2023 (SEC File No. 000-12933).

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

Lam Research Corporation 2023 10-K 79

Exhibit	Description
10.39*
Lam Research Corporation Senior Executive Transition Policy which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed on May 11, 2022 (SEC File No. 000-12933)

10.40*
Form of Restricted Stock Unit Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on January 30, 2023 (SEC File No. 000-12933).

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

Lam Research Corporation 2023 10-K 80

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 15, 2023	LAM RESEARCH CORPORATION (Registrant)

By:		/s/ Timothy M. Archer
Timothy M. Archer
President and Chief Executive Officer

Lam Research Corporation 2023 10-K 81

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

Signatures	Title	Date
Principal Executive Officer

/s/ Timothy M. Archer	President, Chief Executive Officer and Director	August 15, 2023
Timothy M. Archer

Principal Financial Officer

/s/ Douglas R. Bettinger	Executive Vice President and Chief Financial Officer	August 15, 2023
Douglas R. Bettinger

Principal Accounting Officer

/s/ Christina C. Correia	Corporate Vice President and Chief Accounting Officer	August 15, 2023
Christina C. Correia

Other Directors
Signatures	Title	Date	Signatures	Title	Date

/s/ Abhijit Y. Talwalkar	Chairman	August 15, 2023	/s/ Bethany J. Mayer	Director	August 15, 2023
Abhijit Y. Talwalkar			Bethany J. Mayer

/s/ Sohail U. Ahmed	Director	August 15, 2023	/s/ Jyoti K. Mehra	Director	August 15, 2023
Sohail U. Ahmed			Jyoti K. Mehra

/s/ Eric K. Brandt	Director	August 15, 2023	/s/ Lih Shyng Tsai	Director	August 15, 2023
Eric K. Brandt			Lih Shyng (Rick L.) Tsai

/s/ Michael R. Cannon	Director	August 15, 2023	/s/ Leslie F. Varon	Director	August 15, 2023
Michael R. Cannon			Leslie F. Varon

/s/ Ho Kyu Kang	Director	August 15, 2023
Ho Kyu Kang

Lam Research Corporation 2023 10-K 82