Form 10-Q
period 2023-09-24
LAM RESEARCH CORP
filed 2023-10-23
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 19, 2023, the Registrant had 131,792 thousand shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 24, 2023	September 25, 2022
Revenue	$3,482,062	$5,074,121
Cost of goods sold	1,819,420	2,737,286
Restructuring charges, net - cost of goods sold	7,940	—
Total cost of goods sold	1,827,360	2,737,286
Gross margin	1,654,702	2,336,835
Research and development	422,629	433,375
Selling, general, and administrative	207,023	205,620
Restructuring charges, net - operating expenses	2,021	—
Total operating expenses	631,673	638,995
Operating income	1,023,029	1,697,840
Other income (expense), net	2,601	(43,095)
Income before income taxes	1,025,630	1,654,745
Income tax expense	(138,232)	(228,866)
Net income	$887,398	$1,425,879
Net income per share:
Basic	$6.69	$10.42
Diluted	$6.66	$10.39
Number of shares used in per share calculations:
Basic	132,584	136,891
Diluted	133,166	137,208

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2024 Q1 10-Q 3

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	September 24, 2023	September 25, 2022
Net income	$887,398	$1,425,879
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(20,678)	(33,609)
Cash flow hedges:
Net unrealized gains during the period	8,598	18,803
Net gains reclassified into net income	(8,917)	(9,297)
	(319)	9,506
Available-for-sale investments:
Net unrealized gains during the period	182	80
Net gains reclassified into net income	(10)	(53)
	172	27
Defined benefit plans, net change in unrealized component	181	293
Other comprehensive loss, net of tax	(20,644)	(23,783)
Comprehensive income	$866,754	$1,402,096

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2024 Q1 10-Q 4

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 24, 2023	June 25, 2023
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$5,126,150	$5,337,056
Investments	30,557	37,641
Accounts receivable, less allowance of $5,255 as of September 24, 2023, and $5,344 as of June 25, 2023	2,810,953	2,823,376
Inventories	4,747,781	4,816,190
Prepaid expenses and other current assets	278,121	214,149
Total current assets	12,993,562	13,228,412
Property and equipment, net	2,110,511	1,856,672
Goodwill	1,626,382	1,622,489
Intangible assets, net	157,618	168,454
Other assets	1,650,384	1,905,616
Total assets	$18,538,457	$18,781,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$528,163	$470,702
Accrued expenses and other current liabilities	2,120,055	2,010,637
Deferred profit	1,595,098	1,695,221
Current portion of long-term debt and finance lease obligations	3,861	8,358
Total current liabilities	4,247,177	4,184,918
Long-term debt and finance lease obligations, less current portion	4,980,460	5,003,183
Income taxes payable	780,511	882,084
Other long-term liabilities	482,979	501,286
Total liabilities	10,491,127	10,571,471
Commitments and contingencies (refer to Note 13)
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares as of September 24, 2023 and June 25, 2023; issued and outstanding, 132,072 shares as of September 24, 2023, and 133,297 shares as of June 25, 2023	132	133
Additional paid-in capital	7,879,031	7,809,002
Treasury stock, at cost; 162,646 shares as of September 24, 2023, and 161,380 shares as of June 25, 2023	(22,365,872)	(21,530,353)
Accumulated other comprehensive loss	(121,350)	(100,706)
Retained earnings	22,655,389	22,032,096
Total stockholders’ equity	8,047,330	8,210,172
Total liabilities and stockholders’ equity	$18,538,457	$18,781,643

(1)Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2024 Q1 10-Q 5

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended
	September 24, 2023	September 25, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$887,398	$1,425,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,479	75,751
Deferred income taxes	(24,238)	(133,616)
Equity-based compensation expense	67,211	71,110
Other, net	(150)	(2,751)
Changes in operating assets and liabilities	(69,537)	(246,785)
Net cash provided by operating activities	951,163	1,189,588
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(76,992)	(140,063)
Proceeds from maturities of available-for-sales securities	7,275	14,695
Other, net	(4,966)	(2,435)
Net cash used for investing activities	(74,683)	(127,803)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt, including finance lease obligations	(253,109)	(1,854)
Treasury stock purchases	(843,238)	(109,779)
Dividends paid	(230,332)	(205,615)
Proceeds from issuance of common stock	2,818	6,796
Other, net	(2,151)	(489)
Net cash used for financing activities	(1,326,012)	(310,941)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11,031)	(16,925)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(460,563)	733,919
Cash, cash equivalents, and restricted cash at beginning of period (1)	5,587,372	3,773,535
Cash, cash equivalents, and restricted cash at end of period (1)	$5,126,809	$4,507,454
Schedule of non-cash transactions:
Accrued payables for stock repurchases	$37,768	$88
Accrued payables for capital expenditures	38,668	79,173
Dividends payable	265,040	235,980
Transfers of finished goods inventory to property and equipment	18,014	20,798

Reconciliation of cash, cash equivalents, and restricted cash	September 24, 2023	September 25, 2022
Cash and cash equivalents	$5,126,150	$4,256,499
Restricted cash and cash equivalents (1)	659	250,955
Total cash, cash equivalents, and restricted cash	$5,126,809	$4,507,454

(1) Restricted cash is reported within Other assets, in the Condensed Consolidated Balance Sheets
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2024 Q1 10-Q 6

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	September 24, 2023
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 25, 2023	133,297	$133	$7,809,002	$(21,530,353)	$(100,706)	$22,032,096	$8,210,172
Issuance of common stock	41	—	2,818	—	—	—	2,818
Purchase of treasury stock	(1,266)	(1)	—	(835,519)	—	—	(835,520)
Equity-based compensation expense	—	—	67,211	—	—	—	67,211
Net income	—	—	—	—	—	887,398	887,398
Other comprehensive loss	—	—	—	—	(20,644)	—	(20,644)
Cash dividends declared ($2.00 per common share)	—	—	—	—	—	(264,105)	(264,105)
Balance at September 24, 2023	132,072	$132	$7,879,031	$(22,365,872)	$(121,350)	$22,655,389	$8,047,330

	Three Months Ended
	September 25, 2022
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 26, 2022	136,975	$137	$7,414,916	$(19,481,429)	$(109,982)	$18,454,724	$6,278,366
Issuance of common stock	85	—	6,796	—	—	—	6,796
Purchase of treasury stock	(686)	(1)	—	(109,820)	—	—	(109,821)
Equity-based compensation expense	—	—	71,110	—	—	—	71,110
Net income	—	—	—	—	—	1,425,879	1,425,879
Other comprehensive loss	—	—	—	—	(23,783)	—	(23,783)
Cash dividends declared ($1.725 per common share)	—	—	—	—	—	(235,980)	(235,980)
Balance at September 25, 2022	136,374	$136	$7,492,822	$(19,591,249)	$(133,765)	$19,644,623	$7,412,567

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2024 Q1 10-Q 7

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2023
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 25, 2023, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended June 25, 2023 (the “2023 Form 10-K”).
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 30, 2024 and includes 53 weeks. The quarters ended September 24, 2023 (the “September 2023 quarter”) and September 25, 2022 included 13 weeks.
Reclassification: Certain amounts for the June 25, 2023 Condensed Consolidated Balance Sheet and notes to the financial statements have been reclassified to conform to the current period presentation.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted or Effective
The Company has not adopted any new accounting standards during the first quarter of fiscal year 2024 that have a material impact on the Company’s Condensed Consolidated Financial Statements.
Updates Not Yet Effective
There are no new accounting standards not yet adopted or effective that are expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.
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
The following table presents the Company’s revenues disaggregated between system and its customer support-related revenue:

	Three Months Ended
	September 24, 2023	September 25, 2022
	(In thousands)
Systems revenue	$2,056,655	$3,181,987
Customer support-related revenue and other	1,425,407	1,892,134
	$3,482,062	$5,074,121

Systems revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant product line.
Lam Research Corporation 2024 Q1 10-Q 8

The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended
	September 24, 2023	September 25, 2022
	(In thousands)
China	$1,687,311	$1,530,475
Korea	547,945	855,378
Japan	324,520	458,693
United States	282,224	304,977
Taiwan	242,490	1,120,946
Europe	238,469	262,588
Southeast Asia	159,103	541,064
	$3,482,062	$5,074,121

The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended
	September 24, 2023	September 25, 2022
Memory	38%	52%
Foundry	36%	34%
Logic/integrated device manufacturing	26%	14%
Deferred Revenue
Revenue of $561.8 million included in deferred profit at June 25, 2023 was recognized during the three months ended September 24, 2023, representing 31% of the $1,837.9 million of deferred revenue as of June 25, 2023.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of September 24, 2023 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(In thousands)
Deferred revenue	$1,421,440	$226,972	(1)	$42,035	(1)	$1,690,447

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
Lam Research Corporation 2024 Q1 10-Q 9

The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 24, 2023	September 25, 2022
	(in thousands)
Equity-based compensation expense	$67,211	$71,110
Income tax benefit recognized related to equity-based compensation expense	$9,564	$11,528

NOTE 5 — OTHER INCOME (EXPENSE), NET
The significant components of other income (expense), net, are as follows:

	Three Months Ended
	September 24, 2023	September 25, 2022
	(in thousands)
Interest income	$56,564	$15,056
Interest expense	(45,331)	(46,052)
(Losses) gains on deferred compensation plan-related assets, net	(2,901)	(12,726)
Foreign exchange gains (losses), net	1,269	6,821
Other, net	(7,000)	(6,194)
	$2,601	$(43,095)

NOTE 6 — INCOME TAX EXPENSE
The Company’s provision for income taxes and effective tax rate are as follows:

	Three Months Ended
	September 24, 2023	September 25, 2022
	(in thousands, except percentages)
Income tax expense	$138,232	$228,866
Effective tax rate	13.5%	13.8%
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three months ended September 24, 2023 and September 25, 2022 was primarily due to income in lower tax jurisdictions.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. In general, the provisions of the IRA are effective beginning with the Company’s fiscal year 2024, with certain exceptions. The IRA includes a new 15% corporate minimum tax. The Company has evaluated the potential impacts of the IRA and does not expect it to have a material impact on the effective tax rate. However, the Company expects future guidance from the Treasury Department and will further analyze when the guidance is issued.
The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2019, and June 28, 2020. To date, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitation. The change in uncertain tax positions as a result of lapses of statutes of limitation may range up to $9.8 million.
Lam Research Corporation 2024 Q1 10-Q 10

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

	Three Months Ended
	September 24, 2023	September 25, 2022
	(in thousands, except per share data)
Numerator:
Net income	$887,398	$1,425,879
Denominator:
Basic average shares outstanding	132,584	136,891
Effect of potential dilutive securities:
Employee stock plans	582	317
Diluted average shares outstanding	133,166	137,208
Net income per share - basic	$6.69	$10.42
Net income per share - diluted	$6.66	$10.39

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The impact from potentially dilutive securities, including options and RSUs, was not material for the three months ended September 24, 2023 and September 25, 2022.
NOTE 8 — FINANCIAL INSTRUMENTS
The Company’s investment strategies and investment and fair value policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to our Consolidated Financial Statements in Part II, Item 8 of our 2023 Form 10-K. The financial statement impacts to the Condensed Consolidated Statement of Operations from debt and equity investments were not material as of and for the three months ended September 24, 2023 and September 25, 2022.
Debt and Equity Investments measured at fair value on a recurring basis
The following tables set forth the Company’s cash, cash equivalents, investments, and other assets measured at fair value on a recurring basis as of September 24, 2023, and June 25, 2023:

	September 24, 2023
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Other Assets
	(in thousands)
Level 1:
Money market funds	$1,657,890	$—	$—	$1,657,890	$1,657,890	$—	$—
Mutual funds	100,113	16,826	(1,973)	114,966	—	—	114,966
Level 1 Total	1,758,003	16,826	(1,973)	1,772,856	1,657,890	—	114,966
Level 2:
Corporate notes and bonds	30,727	2	(172)	30,557	—	30,557	—
Level 2 Total	30,727	2	(172)	30,557	—	30,557	—
Total subject to fair value hierarchy	$1,788,730	$16,828	$(2,145)	$1,803,413
Cash				$1,772,866	$1,772,207	$—	$659
Time deposits				1,696,053	1,696,053	—	—
Total				$5,272,332	$5,126,150	$30,557	$115,625

Lam Research Corporation 2024 Q1 10-Q 11

	June 25, 2023
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Other Assets
	(in thousands)
Level 1:
Money market funds	$2,223,642	$—	$—	$2,223,642	$2,223,642	$—	$—
Mutual funds	96,646	12,092	(2,069)	106,669	—	—	106,669
Level 1 Total	2,320,288	12,092	(2,069)	2,330,311	2,223,642	—	106,669
Level 2:
Corporate notes and bonds	38,033	—	(392)	37,641	—	37,641	—
Level 2 Total	38,033	—	(392)	37,641	—	37,641	—
Total subject to fair value hierarchy	$2,358,321	$12,092	$(2,461)	$2,367,952
Cash				$2,132,811	$2,132,522	$—	$289
Time deposits				1,230,919	980,892	—	250,027
Total				$5,731,682	$5,337,056	$37,641	$356,985

The following is an analysis of the Company’s investments in unrealized loss positions:

	September 24, 2023
	Unrealized Losses Less than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Mutual funds	$599	$(6)	$21,788	$(1,967)	$22,387	$(1,973)
Corporate notes and bonds	5,378	(1)	17,834	(171)	23,212	(172)
	$5,977	$(7)	$39,622	$(2,138)	$45,599	$(2,145)

The amortized cost and fair value of cash equivalents, investments, and restricted investments with contractual maturities as of September 24, 2023 are as follows:

	Cost	Fair Value
	(in thousands)
Due in one year or less	$3,384,670	$3,384,500
Due after one year through five years	—	—
	$3,384,670	$3,384,500

The Company has the ability, if necessary, to liquidate its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than 12 months from the date of purchase nonetheless are classified as short-term on the accompanying Condensed Consolidated Balance Sheets.
Derivative Instruments and Hedging
The Company’s hedging strategies and policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to our Consolidated Financial Statements in Part II, Item 8 of our 2023 Form 10-K. As of September 24, 2023 and June 25, 2023 the fair value of outstanding cash flow and balance sheet hedges were not material. The financial statement impacts to the Condensed Consolidated Statement of Operations from derivative instruments and hedging activities were not material as of and for the three months ended September 24, 2023 and September 25, 2022.
Lam Research Corporation 2024 Q1 10-Q 12

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk and the Company’s mitigation strategies are unchanged from those disclosed in Note 9, “Financial Instruments,” to our Consolidated Financial Statements in Part II, Item 8 of our 2023 Form 10-K.
NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	September 24, 2023	June 25, 2023
	(in thousands)
Raw materials	$3,202,468	$3,196,988
Work-in-process	300,408	325,611
Finished goods	1,244,905	1,293,591
	$4,747,781	$4,816,190

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.6 billion as of September 24, 2023 and June 25, 2023. As of September 24, 2023 and June 25, 2023, $65.4 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Intangible Assets
The following table provides the Company’s intangible assets, other than goodwill:

	September 24, 2023			June 25, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$644,103	$(632,279)	$11,824	$644,138	$(631,420)	$12,718
Existing technology	734,885	(677,619)	57,266	717,331	(674,549)	42,782
Patents and other intangible assets	201,215	(125,134)	76,081	199,532	(116,659)	82,873
Intangible assets subject to amortization	1,580,203	(1,435,032)	145,171	1,561,001	(1,422,628)	138,373
In process research and development	12,447	—	12,447	30,081	—	30,081
Total intangible assets	$1,592,650	$(1,435,032)	$157,618	$1,591,082	$(1,422,628)	$168,454

The Company recognized $14.0 million and $11.6 million in intangible asset amortization expense during the three months ended September 24, 2023 and September 25, 2022, respectively.
Lam Research Corporation 2024 Q1 10-Q 13

The estimated future amortization expense of intangible assets as of September 24, 2023, is reflected in the table below. The table excludes $18.8 million of capitalized costs for intangible assets that have not been placed into service.

Fiscal Year	Amount
(in thousands)
2024 (remaining 9 months)	$32,556
2025	30,544
2026	20,100
2027	15,360
2028	11,842
Thereafter	15,928
$126,330

NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 24, 2023	June 25, 2023
	(in thousands)
Accrued compensation	$485,419	$481,354
Warranty reserves	240,550	256,781
Income and other taxes payable (1)	587,410	460,630
Dividend payable	265,040	231,267
Restructuring	3,095	8,014
Other	538,541	572,591
	$2,120,055	$2,010,637

(1) The balance in income and other taxes payable includes an accrual of $180.0 million related to federal estimated taxes for which payment is deferred until our quarter ending December 24, 2023, under the IRS Federal tax relief for California disaster area taxpayers.
NOTE 12 — LEASES
The Company elected to exercise purchase options available under its finance leases for certain improved properties in Fremont and Livermore, California (the “California Facility Leases”) in the three months ended September 24, 2023. As a result, the Company released cash collateral in an aggregate of approximately $250.0 million of restricted cash that is reported in Other assets in the Company’s Condensed Consolidated Balance Sheet. Additionally, guarantees made to the lessor that each property would have a certain minimum residual value totaling $298.4 million as of June 25, 2023 in the aggregate were eliminated with the extinguishment of the California Facilities Leases. As a result of the purchase of the improved properties, $250.5 million of additions were made to Property and Equipment, Net in the Company’s Condensed Consolidated Balance Sheets primarily comprised of land ($40.5 million) and buildings and improvements ($210.0 million).
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of September 24, 2023, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
Lam Research Corporation 2024 Q1 10-Q 14

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of September 24, 2023, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $197.9 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of September 24, 2023, warranty reserves totaling $24.8 million were reported in other long-term liabilities, the remainder were included in accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 24, 2023	September 25, 2022
	(in thousands)
Balance at beginning of period	$286,663	$256,258
Warranties issued during the period	44,519	88,213
Settlements made during the period	(52,236)	(64,896)
Changes in liability for warranties issued during the period	(50)	(1,269)
Changes in liability for pre-existing warranties	(13,522)	5,208
Balance at end of period	$265,374	$283,514

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
Lam Research Corporation 2024 Q1 10-Q 15

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase (2)	Average Price Paid Per Share (1,2)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 25, 2023				$3,537,217
Quarter ended September 24, 2023	1,257	$829,874	$660.01	$2,707,343

(1)    Average price paid per share excludes the effect of accelerated share repurchase activities.
(2)    The Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under the repurchase program, as applicable, and is included in the cost of shares repurchased in the Condensed Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three months ended September 24, 2023, the Company acquired 9 thousand shares at a total cost of $5.5 million, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
NOTE 15 — RESTRUCTURING CHARGES, NET
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
During the three months ending September 24, 2023, net restructuring costs of $7.9 million and $2.0 million were recorded in restructuring charges, net - cost of goods sold, and restructuring charges, net - operating expenses, respectively, in the Condensed Consolidated Statements of Operations. No restructuring charges were recognized during the three months ending September 25, 2022.
The cumulative cost of the restructuring plan as of September 24, 2023 was $130.3 million. The Company anticipates the restructuring plan to be substantially complete by December 24, 2023, and estimates that incremental restructuring charges totaling approximately $7 million will be incurred in the fiscal quarter ending December 24, 2023.
The following table is a summary of the activity related to the restructuring plan:

	Severance and Benefits	Other	Total
	(in thousands)
Restructuring liability as of June 25, 2023	$7,989	$246	$8,235
Restructuring expense	5,474	4,487	9,961
Cash payments	(10,525)	(4,262)	(14,787)
Non-cash activities	54	16	70
Restructuring liability as of September 24, 2023	$2,992	$487	$3,479

Lam Research Corporation 2024 Q1 10-Q 16

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment; trends and opportunities in the semiconductor industry, including in the end markets and applications for semiconductors, and in device complexity; growth or decline in the industry and the market for, and spending on, wafer fabrication equipment; the anticipated levels of, and rates of change in, margins, market share, served available market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; restructuring activities; business process improvements and initiatives; volatility in our quarterly results; the makeup of our customer base; customer and end user requirements and our ability to satisfy those requirements; customer spending and demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our products and services; our competition, and our ability to defend our market share and to gain new market share; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; our supply chain and the role of suppliers in our business, including the impacts of supply chain constraints and material costs; our leadership and competency, and our ability to facilitate innovation; our research and development programs; our ability to create sustainable differentiation; technology inflections in the industry and our ability to identify those inflections and to invest in research and development programs to meet them; our ability to deliver multi-product solutions; the resources invested to comply with evolving standards and the impact of such efforts; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); hedging transactions; debt or financing arrangements; our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our strategic relevance with our customers; our ability to scale our operations to respond to changes in our business; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; the impact of the COVID-19 pandemic; and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 25, 2023 (our “2023 Form 10-K”), and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three months ended September 24, 2023, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2023 Form 10-K.
Lam Research Corporation 2024 Q1 10-Q 17

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
Overall calendar year 2023 customer demand weakened due to wafer fabrication equipment spending reductions resulting primarily from weakness in the memory market. In addition, the U.S. government’s restrictions on sales of equipment, parts and service for specific technologies and customers in China further impacted equipment demand in the year. As a result of the reduced business levels in calendar year 2023, we initiated a restructuring plan in the quarter ended March 26, 2023 designed to better align the Company’s cost structure with our outlook. We incurred a charge for the workforce actions associated with the restructuring plan of approximately $107.1 million in the second half of fiscal year 2023 and $5.5 million in the September 2023 quarter. We continue to work towards a number of business process improvements and initiatives and expect to incur expenditures in the range of $250 million, inclusive of the restructuring activity. Risks and uncertainties related to trade restrictions and the semiconductor demand environment may continue to negatively impact our revenue and operating margin. Over the longer term, we believe that secular demand for semiconductors, combined with technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will drive sustainable growth and lead to an increase in the served available market for our products and services in the deposition, etch, and clean businesses.

Lam Research Corporation 2024 Q1 10-Q 18

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	September 24, 2023	June 25, 2023
	(in thousands, except per share data and percentages)
Revenue	$3,482,062	$3,207,257
Gross margin	$1,654,702	$1,458,129
Gross margin as a percent of total revenue	47.5%	45.5%
Total operating expenses	$631,673	$603,524
Net income	$887,398	$802,537
Diluted net income per share	$6.66	$5.97
In the September 2023 quarter, revenue increased 9% compared to the June 2023 quarter, primarily as a result of increased investments in the DRAM segment as well as increased spending by our China customers for mature node equipment. The deferred revenue balance was $1,690.4 million at the end of the September 2023 quarter, a decrease to the balance at the end of the June 2023 quarter of $1,837.9 million, primarily due to a decrease in advanced deposits. We aim to balance the requirements of our customers with the availability of resources, as well as performance to our operational and financial objectives. As a result, from time to time, we exercise discretion and judgment as to the timing and prioritization of manufacturing and delivery of products, which has impacted, and may in the future impact, the timing of revenue recognition with respect to such products.
The increase in gross margin as a percentage of revenue in the September 2023 quarter compared to the June 2023 quarter was primarily due to favorable customer mix, partially offset by unfavorable factory absorption costs. The increase in operating expenses in the September 2023 quarter compared to the June 2023 quarter was primarily driven by increases in employee-related costs, supplies expense, and outside service spending, partially offset by a decrease in deferred compensation plan-related costs.
Our cash and cash equivalents, investments, and restricted cash and investments balances decreased to $5.2 billion at the end of the September 2023 quarter compared to $5.6 billion at the end of the June 2023 quarter. This decrease was primarily the result of $843.2 million of share repurchases, including net share settlement of employee stock-based compensation; $253.1 million of repayment of debt, largely associated with the purchase of certain properties under finance leases; and $230.3 million of dividends paid to stockholders, partially offset by $951.2 million of cash generated from operating activities. Employee headcount as of September 24, 2023 was approximately 17,200.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended
	September 24, 2023	June 25, 2023	September 25, 2022
Revenue (in millions)	$3,482	$3,207	$5,074
China	48%	26%	30%
Korea	16%	24%	17%
Japan	9%	10%	9%
United States	8%	8%	6%
Taiwan	7%	20%	22%
Europe	7%	8%	5%
Southeast Asia	5%	4%	11%
Revenue for the September 2023 quarter increased 9% from the June 2023 quarter primarily as a result of increased investments in the DRAM segment as well as increased spending by our China customers for mature node equipment.
Lam Research Corporation 2024 Q1 10-Q 19

The following table presents our revenue disaggregated between system and customer support-related revenue:

	Three Months Ended
	September 24, 2023	June 25, 2023	September 25, 2022
	(In thousands)
Systems revenue	$2,056,655	$1,710,359	$3,181,987
Customer support-related revenue and other	1,425,407	1,496,898	1,892,134
	$3,482,062	$3,207,257	$5,074,121

Please refer to Note 3, “Revenue,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The percentage of leading- and non-leading-edge equipment and upgrade revenue from each of the markets we serve was as follows:

	Three Months Ended
	September 24, 2023	June 25, 2023	September 25, 2022
Memory	38%	27%	52%
Foundry	36%	47%	34%
Logic/integrated device manufacturing	26%	26%	14%
The decrease in the memory market for the three months ended September 24, 2023 as compared to the same period in 2022, is primarily due to decreases in NAND spending by our customers during this time period.
Gross Margin

	Three Months Ended
	September 24, 2023	June 25, 2023	September 25, 2022
	(in thousands, except percentages)
Gross margin	$1,654,702	$1,458,129	$2,336,835
Percent of revenue	47.5%	45.5%	46.1%
Gross margin as a percentage of revenue was higher in the September 2023 quarter compared to the June 2023 quarter primarily due to favorable customer mix partially offset by unfavorable factory absorption costs.
The increase in gross margin as a percentage of revenue in the three months ended September 24, 2023 compared to the same period in the prior year was primarily due to favorable customer mix as well as reduced spending on material costs, freight and logistics, partially offset by unfavorable factory utilization.
Research and Development

	Three Months Ended
	September 24, 2023	June 25, 2023	September 25, 2022
	(in thousands, except percentages)
Research & development (“R&D”)	$422,629	$401,951	$433,375
Percent of revenue	12.1%	12.5%	8.5%
We continued to make significant R&D investments in the September 2023 quarter focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. The increase in R&D expense in the September 2023 quarter compared to the June 2023 quarter was primarily driven by increases in supplies and employee-related costs, partially offset by a decrease in deferred compensation plan-related costs.
The decrease in R&D expense in the three months ended September 24, 2023 compared to the same period in the prior year was primarily driven by a decrease in outside service spending and lower employee-related costs.
Lam Research Corporation 2024 Q1 10-Q 20

Selling, General, and Administrative

	Three Months Ended
	September 24, 2023	June 25, 2023	September 25, 2022
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$207,023	$199,831	$205,620
Percent of revenue	5.9%	6.2%	4.1%
SG&A expense during the September 2023 quarter increased in comparison to the June 2023 quarter, primarily driven by an increase in employee-related costs.
SG&A expense during the three months ended September 24, 2023 is flat to the same period in the prior year.
Restructuring Charges, Net

	Three Months Ended
	September 24, 2023	June 25, 2023	September 25, 2022
	(in thousands, except percentages)
Restructuring charges, net	$9,961	$13,188	$—
Percent of revenue	0.3%	0.4%	—%
During fiscal year 2023, we initiated a restructuring plan designed to better align our cost structure with our outlook for the economic environment and business opportunities. Under the plan we terminated approximately 1,650 employees, incurring expenses related to employee severance and separation costs. Employee severance and separation costs primarily relate to severance, non-cash severance, including equity award compensation expense, pension and other termination benefits. Additionally, we made a strategic decision to relocate certain manufacturing activities to pre-existing facilities.
The restructuring charges in the September 2023 quarter decreased compared to the June 2023 quarter, due to the timing of employee separation activities. No restructuring charges were recognized during the three months ending September 25, 2022.
During the three months ended September 24, 2023 net restructuring costs of $7.9 million and $2.0 million were recorded in restructuring charges, net - cost of goods sold, and restructuring charges, net - operating expenses, respectively in our Condensed Consolidated Financial Statements, included in Part I of this Form 10-Q. Please refer to Note 15, “Restructuring charges, net,” to our Condensed Consolidated Financial Statements, included in Part I of this Form 10-Q for additional information.
Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended
	September 24, 2023	June 25, 2023	September 25, 2022
	(in thousands)
Interest income	$56,564	$55,829	$15,056
Interest expense	(45,331)	(46,532)	(46,052)
(Losses) gains on deferred compensation plan-related assets, net	(2,901)	16,598	(12,726)
Foreign exchange gains (losses), net	1,269	1,734	6,821
Other, net	(7,000)	(18,619)	(6,194)
	$2,601	$9,010	$(43,095)

Interest income increased in the September 2023 quarter as compared to the June 2023 quarter, primarily due to higher average yields partially offset by lower average cash balances. Interest income increased for the three months ended September 24, 2023, compared to the same period in 2022, because of higher average yields and higher average cash balances.
Interest expense is consistent across all periods presented.
The gains and losses on deferred compensation plan-related assets, net were driven by fluctuations in the fair market value of the underlying funds for all periods presented.
Lam Research Corporation 2024 Q1 10-Q 21

Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures for all periods presented.
The losses in other, net for the September 2023 quarter were lower compared to the June 2023 quarter, primarily driven by fluctuations in the fair market value of equity investments. The losses in other, net for the three months ended September 24, 2023, were flat compared to same period in 2022.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended
	September 24, 2023	June 25, 2023	September 25, 2022
	(in thousands, except percentages)
Income tax expense	$138,232	$61,078	$228,866
Effective tax rate	13.5%	7.1%	13.8%

The increase in the effective tax rate for the September 2023 quarter compared to the June 2023 quarter was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions, and the recognition of previously unrecognized tax benefits from lapses of statutes of limitation in the June 2023 quarter.
The effective tax rate for the September 2023 quarter compared to the same period in the prior year remained consistent.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States. International pre-tax income is taxable in the United States at a lower effective tax rate than the federal statutory tax rate. Please refer to Note 7, “Income Taxes,” to our Consolidated Financial Statements in Part II, Item 8 of our 2023 Form 10-K for additional information.
On August 16, 2022, the IRA was signed into law. In general, the provisions of the IRA are effective beginning with our fiscal year 2024, with certain exceptions. The IRA includes a new 15% corporate minimum tax. We have evaluated the potential impacts of the IRA and do not expect it to have a material impact on our effective tax rate. However, we expect future guidance from the Treasury Department and will further analyze when the guidance is issued.
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
Refer to our “Critical Accounting Policies and Estimates” included in Part II, Item 7 of our 2023 Form 10-K for a discussion of the critical accounting estimates identified above.
Lam Research Corporation 2024 Q1 10-Q 22

Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $5.2 billion at September 24, 2023 compared to $5.6 billion as of June 25, 2023. This decrease was primarily driven by $843.2 million of share repurchases, including net share settlement on employee stock-based compensation; $253.1 million of repayment of debt largely associated with the purchase of certain properties under finance leases; and $230.3 million in dividends paid; partially offset by $951.2 million of cash generated from operating activities.
Net cash provided by operating activities of $951.2 million during the three months ended September 24, 2023, consisted of (in thousands):

Net income	$887,398
Non-cash charges:
Depreciation and amortization	90,479
Equity-based compensation expense	67,211
Deferred income taxes	(24,238)
Changes in operating asset and liability accounts	(69,537)
Other	(150)
$951,163

Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: decreases in deferred profit of $100.1 million, and accrued expenses and other liabilities of $39.8 million, along with an increase in prepaid expenses and other current assets of 43.8 million. The uses of cash are offset by the following sources of cash: increase in accounts payable of $53.5 million along with decreases in inventory of $51.7 million and accounts receivable of $9.0 million.
Cash Flow from Investing Activities
Net cash used for investing activities during the three months ended September 24, 2023, was $74.7 million, primarily consisting of $77.0 million in capital expenditures, partially offset by proceeds from maturities of available-for-sale securities of $7.3 million.
Cash Flow from Financing Activities
Net cash used for financing activities during the three months ended September 24, 2023, was $1.3 billion, primarily consisting of $843.2 million in treasury stock repurchases, including net share settlement on employee stock-based compensation, $253.1 million of repayment of debt, largely associated with the purchase of certain properties under finance leases, and $230.3 million in dividends paid.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of September 24, 2023, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, factors outside of our control, including uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, are currently, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
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
Lam Research Corporation 2024 Q1 10-Q 23

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2023 Form 10-K. Our exposure related to market risk has not changed materially since June 25, 2023.
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of September 24, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Lam Research Corporation 2024 Q1 10-Q 24

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
Lam Research Corporation 2024 Q1 10-Q 25

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
We Face a Challenging and Complex Competitive Environment
We face significant competition from multiple competitors, and our competitors may be able to develop products comparable or superior to those we offer or may adapt more quickly to new technologies or evolving customer requirements. In particular, while we continue to develop product enhancements that we believe will address future customer requirements, we may fail in a timely manner to identify those future customer requirements, to devote appropriate resources to developing products to address those requirements, or to complete the development or introduction of these additional product enhancements successfully, or these product enhancements may not achieve market acceptance or be competitive. Accordingly, competition may intensify, and we may be unable to continue to compete successfully in our markets, which could have a material adverse effect on our revenues, operating results, financial condition, and/or cash flows.
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
Lam Research Corporation 2024 Q1 10-Q 26

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
Lam Research Corporation 2024 Q1 10-Q 27

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
•macroeconomic, industry and market conditions, including those caused by the Russian invasion of Ukraine, conflict in the Middle East, bank failures; and geopolitical issues;
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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part I Item 2. Results of Operations of this quarterly report on Form 10-Q, accounted for approximately 92%, 91%, and 92% of total revenue in the three months ended September 24, 2023 and fiscal years 2023, and 2022, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
Lam Research Corporation 2024 Q1 10-Q 28

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
We are exposed to potentially adverse movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations primarily related to revenues denominated in Japanese yen and expenses denominated in euro, Korean won, Malaysian ringgit, and Indian rupee. Further, in periods in which the U.S. dollar is strong relative to the local currencies of our international customers, this can potentially reduce demand for our products, which may compound the adverse effect of foreign exchange translation on our revenue. Currently, we hedge certain anticipated foreign currency cash flows, primarily anticipated revenues denominated in Japanese yen and expenses denominated in euro, Korean won, Malaysian ringgit, and Indian rupee. In addition, we enter into foreign currency hedge contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily third-party accounts receivables, accounts payables, and intercompany receivables and payables. We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of the underlying exposures and our forecasts of those exposures may leave us either over or under hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, expenses, monetary assets, and liabilities, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated monetary assets and liabilities (other than those currency exposures previously discussed), and currently we do not enter into foreign currency hedge contracts against these exposures. In addition, our currency hedges do not necessarily mitigate the potential negative impact of a strong U.S. dollar on demand for our products. Therefore, we are subject to potential unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) in these currencies.
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
The technology, data, intellectual property and other sensitive information we seek to protect are subject to loss, release, misappropriation or misuse, and the information systems containing or transmitting such technology, data, intellectual property and other sensitive information are subject to disruption, breach or failure, in each case as a result of various possible causes. Such causes may include mistakes or unauthorized actions by our employees or contractors, phishing schemes and other third-party attacks, and degradation or loss of service or access to data due to viruses, malware, denial of service attacks, destructive or inadequate code, power failures, or physical damage to computers, hard drives, communication lines, or networking equipment. Such
Lam Research Corporation 2024 Q1 10-Q 29

causes may also include the use of techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event, or that may continue undetected for an extended period of time. In addition, to the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and to implement increasingly sophisticated cybersecurity attacks. Further, the use of artificial intelligence by us, our customers, suppliers, and third-party providers, among others, may also introduce unique vulnerabilities.
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
We May Not Achieve the Expected Benefits of Our Restructuring Plans and Business Transformation Initiatives, and These Efforts Could Have a Material Adverse Effect on Our Business, Operations, Financial Condition, Results of Operations and Competitive Position
In January 2023 we announced that we are implementing a restructuring plan consisting of a workforce reduction, and that we anticipate undertaking, and may in the future undertake, additional business restructuring, realignment and transformation initiatives. We expect to incur material costs and charges in connection with these plans and initiatives. While the restructuring plan is intended to better align our cost structure with the current economic environment and future business opportunities, and our anticipated transformation initiatives have the goal of strengthening our operations and achieving operational efficiencies, there can be no assurance that we will be successful in these plans and initiatives. Implementation of these plans and initiatives may be costly and disruptive to our business, we may not be able to complete them at the cost or within the time frame contemplated, and we may not be able to obtain the anticipated benefits within the projected timing or at all. Restructuring and transformation may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, may require a significant amount of management and other employees' time and focus, and may be distracting to employees and management, which may divert attention from operating and growing our business. Additionally, reductions in our workforce may cause a reduction in our production output capabilities which could impact our ability to manufacture or ship products to customers within a mutually beneficial timeline. If we fail to achieve some or all of the expected benefits, it could have a material adverse effect on our business, operations, financial condition, results of operations and competitive position. For more information about our restructuring plan, see Note 15 to our Condensed Consolidated Financial Statements in Part I.
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
Lam Research Corporation 2024 Q1 10-Q 30

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
The COVID-19 Pandemic Adversely Impacted, and May in the Future Adversely Impact, Our Business, Operations, and Financial Results
The COVID-19 pandemic and efforts by national, state and local governments worldwide to control its spread resulted in measures aimed at containing the disease such as quarantines, travel bans, shutdowns, and shelter in place or “stay at home” orders, which collectively significantly restricted the movement of people and goods and the ability of businesses to operate. While the exceptional COVID-19 related challenges have mostly subsided, these restrictions and measures, incidents of confirmed or suspected infections within our workforce or those of our suppliers or other business partners, and our efforts to act in the best interests of our employees, customers, and suppliers, previously affected and in the future may affect our business and operations by, among other things,
Lam Research Corporation 2024 Q1 10-Q 31

causing facility closures, production delays and capacity limitations; disrupting production by our supply chain; disrupting the transport of goods from our supply chain to us and from us to our customers; requiring modifications to our business processes; requiring the implementation of business continuity plans; requiring the development and qualification of alternative sources of supply; requiring the implementation of social distancing measures that impede manufacturing processes; disrupting business travel; disrupting our ability to staff our on-site manufacturing and research and development facilities; delaying capital expansion projects; and necessitating teleworking by portions of our workforce. These impacts caused and in the future may cause delays in product shipments and product development, increases in costs, and decreases in revenue, profitability and cash from operations, which caused and in the future may cause an adverse effect on our results of operations that may be material. The pandemic resulted at various times in significant disruption of global financial markets, increases in levels of unemployment, and economic uncertainty, which adversely impacted our business and may do so in the future, and may lead to significant negative impacts on customer spending, demand for our products, the ability of our customers to pay, our financial condition and the financial condition of our suppliers, and our access to external sources of financing to fund our operations and capital expenditures.
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
Lam Research Corporation 2024 Q1 10-Q 32

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
LEGAL, REGULATORY AND TAX RISKS
Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 48%, 26%, and 31% of our total revenue for the three months ended September 24, 2023 and fiscal years 2023 and 2022, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. Recently, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. Most recently, the U.S. government has enacted new rules aimed at restricting China’s ability to manufacture advanced semiconductors, which include restrictions on exports, reexports or transfers to, or shipping, transmitting, transferring, or facilitating such movement to, or performing services at, customer facilities in China engaged in certain technology end-uses, without appropriate authorizations obtained from U.S. authorities. In addition, the U.S. Department of Commerce has enacted new rules that have expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses; has added additional Chinese companies to its restricted entity list and unverified list under suspicion of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns (including Semiconductor Manufacturing International Corporation, or SMIC, and related entities, and Yangtze Memory Technologies Co., Ltd., or YMTC, and related entities); and has expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, such as SMIC, YMTC and ChangXin Memory Technologies, Inc., and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including but not limited to Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our results of operations.
Lam Research Corporation 2024 Q1 10-Q 33

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
On August 16, 2022, the IRA was signed into law. In general, the provisions of the IRA are effective beginning with our fiscal year 2024, with certain exceptions. The IRA includes a new 15% corporate minimum tax. We have evaluated the potential impacts of the IRA and do not expect it to have a material impact on our effective tax rate. However, we expect future guidance from the Treasury Department and will further analyze when the guidance is issued.
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
Lam Research Corporation 2024 Q1 10-Q 34

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
•macroeconomic, industry and market conditions, including those caused by the Russian invasion of Ukraine, conflict in the Middle East, or bank failures; and geopolitical issues;
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
Lam Research Corporation 2024 Q1 10-Q 35

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
Lam Research Corporation 2024 Q1 10-Q 36

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
If One or More of Our Counterparty Financial Institutions Default on Their Obligations To Us or Fail, We May Incur Significant Losses
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, option contracts, collars and swaps with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions both in and out of the United States. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions, which may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default, or our assets deposited or held in accounts with such counterparty, may be limited by the counterparty's liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.

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
Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program (2)
	(in thousands, except per share data)
Available balance as of June 25, 2023					$3,537,217
June 26, 2023 - July 23, 2023	541	$640.02		539	3,191,998
July 24, 2023 - August 20, 2023	358	$682.21		355	2,949,670
August 21, 2023 - September 24, 2023	367	$667.39		363	2,707,343
Quarter ended September 24, 2023	1,266	$659.88	(3)	1,257	$2,707,343

(1)    During the three months ended September 24, 2023, we acquired 9 thousand shares at a total cost of $5.5 million, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.
(2)    Our net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under repurchase programs, as applicable, and is included in the cost of shares repurchased in the Condensed Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
(3)    Average price paid per share presented is for the quarter ended September 24, 2023.
ITEM 3.    Defaults Upon Senior Securities
None.
Lam Research Corporation 2024 Q1 10-Q 37

ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the Company’s fiscal quarter ended September 24, 2023, except for the following arrangements, none of the Company’s directors or officers adopted, modified, or terminated a trading arrangement for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Arrangement”) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K):
•On August 10, 2023, Timothy M. Archer, the President and Chief Executive Officer of the Company, adopted a Rule 10b5-1 Trading Arrangement. Mr. Archer’s Rule 10b5-1 Trading Arrangement provides for: (i) the potential exercise of 10,524 stock options expiring March 1, 2025 and the associated sale of up to 10,524 shares of the Company’s common stock resulting from such exercise; and (ii) the potential sale of up to 8,500 shares of the Company’s common stock; in each case pursuant to the terms of the Rule 10b5-1 Trading Arrangement. Mr. Archer’s Rule 10b5-1 Trading Arrangement has a termination date of August 9, 2024.
•On August 4, 2023, Christina C. Correia, the Corporate Vice President and Chief Accounting Officer of the Company, adopted a Rule 10b5-1 Trading Arrangement. Ms. Correia’s Rule 10b5-1 Trading Arrangement provides for the potential sale of up to 2,588 shares of the Company’s common stock pursuant to the terms of the Rule 10b5-1 Trading Arrangement. Ms. Correia’s Rule 10b5-1 Trading Arrangement has a termination date of December 31, 2024.
•On September 6, 2023, Ava M. Hahn, the Senior Vice President, Chief Legal Officer and Secretary of the Company, adopted a Rule 10b5-1 Trading Arrangement. Ms. Hahn’s Rule 10b5-1 Trading Arrangement provides for: (i) the potential exercise of 2,342 stock options expiring March 2, 2027 and the associated sale of up to 1,171 shares of the Company’s common stock resulting from such exercise; (ii) the potential sale of the net shares of the Company’s common stock resulting from the vesting of 1,226 service-based restricted stock units (net shares are net of tax withholding); and (iii) subject to performance conditions, the potential sale of the net shares of the Company’s common stock resulting from the vesting of 2,044 market-based performance restricted stock units (representing the maximum number of shares that may be issued; the final number of shares that may be earned is 0% to 150% of the target number of 1,363); in each case pursuant to the terms of the Rule 10b5-1 Trading Arrangement. Ms. Hahn’s Rule 10b5-1 Trading Arrangement has a termination date of September 30, 2024.
The Rule 10b5-1 Trading Arrangements contain pricing conditions that preclude or limit the sale of shares below predetermined minimum prices. Each of the Rule 10b5-1 Trading Arrangements will terminate on the earlier of: (a) its respective termination date indicated above; (b) execution of all trades or expiration of all the orders relating to such trades under the Rule 10b5-1 Trading Arrangement; or (c) such date as the Rule 10b5-1 Trading Arrangement is otherwise terminated according to its terms.
Lam Research Corporation 2024 Q1 10-Q 38

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

Lam Research Corporation 2024 Q1 10-Q 39

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 23, 2023	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Lam Research Corporation 2024 Q1 10-Q 40