Form 10-Q
period 2023-12-24
LAM RESEARCH CORP
filed 2024-01-29
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 25, 2024, the Registrant had 131,103 thousand shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
Revenue	$3,758,259	$5,277,569	$7,240,321	$10,351,690
Cost of goods sold	1,985,847	2,901,220	3,805,267	5,638,506
Restructuring charges, net - cost of goods sold	14,957	—	22,897	—
Total cost of goods sold	2,000,804	2,901,220	3,828,164	5,638,506
Gross margin	1,757,455	2,376,349	3,412,157	4,713,184
Research and development	469,712	462,385	892,341	895,760
Selling, general, and administrative	228,843	233,802	435,866	439,422
Restructuring charges, net - operating expenses	1,688	—	3,709	—
Total operating expenses	700,243	696,187	1,331,916	1,335,182
Operating income	1,057,212	1,680,162	2,080,241	3,378,002
Other income (expense), net	29,839	(28,234)	32,440	(71,329)
Income before income taxes	1,087,051	1,651,928	2,112,681	3,306,673
Income tax expense	(132,785)	(183,421)	(271,017)	(412,287)
Net income	$954,266	$1,468,507	$1,841,664	$2,894,386
Net income per share:
Basic	$7.25	$10.80	$13.94	$21.21
Diluted	$7.22	$10.77	$13.88	$21.16
Number of shares used in per share calculations:
Basic	131,629	136,018	132,107	136,455
Diluted	132,220	136,339	132,693	136,774

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2024 Q2 10-Q 3

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
Net income	$954,266	$1,468,507	$1,841,664	$2,894,386
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	14,530	41,470	(6,148)	7,861
Cash flow hedges:
Net unrealized gains (losses) during the period	1,671	(18,618)	10,269	185
Net (gains) losses reclassified into net income	(12,826)	1,273	(21,743)	(8,024)
	(11,155)	(17,345)	(11,474)	(7,839)
Available-for-sale investments:
Net unrealized gains during the period	102	490	284	570
Net gains reclassified into net income	—	—	(10)	(53)
	102	490	274	517
Defined benefit plans, net change in unrealized component	179	279	360	572
Other comprehensive income (loss), net of tax	3,656	24,894	(16,988)	1,111
Comprehensive income	$957,922	$1,493,401	$1,824,676	$2,895,497

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2024 Q2 10-Q 4

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 24, 2023	June 25, 2023
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$5,623,289	$5,337,056
Investments	14,720	37,641
Accounts receivable, less allowance of $5,322 as of December 24, 2023, and $5,344 as of June 25, 2023	2,707,458	2,823,376
Inventories	4,429,906	4,816,190
Prepaid expenses and other current assets	279,239	214,149
Total current assets	13,054,612	13,228,412
Property and equipment, net	2,147,482	1,856,672
Goodwill	1,626,512	1,622,489
Intangible assets, net	151,081	168,454
Other assets	1,804,165	1,905,616
Total assets	$18,783,852	$18,781,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$499,704	$470,702
Accrued expenses and other current liabilities	1,975,945	2,010,637
Deferred profit	1,792,955	1,695,221
Current portion of long-term debt and finance lease obligations	3,779	8,358
Total current liabilities	4,272,383	4,184,918
Long-term debt and finance lease obligations, less current portion	4,980,005	5,003,183
Income taxes payable	797,556	882,084
Other long-term liabilities	511,430	501,286
Total liabilities	10,561,374	10,571,471
Commitments and contingencies (refer to Note 13)
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares as of December 24, 2023 and June 25, 2023; issued and outstanding, 131,278 shares as of December 24, 2023, and 133,297 shares as of June 25, 2023	131	133
Additional paid-in capital	7,997,251	7,809,002
Treasury stock, at cost; 163,472 shares as of December 24, 2023, and 161,380 shares as of June 25, 2023	(23,004,358)	(21,530,353)
Accumulated other comprehensive loss	(117,694)	(100,706)
Retained earnings	23,347,148	22,032,096
Total stockholders’ equity	8,222,478	8,210,172
Total liabilities and stockholders’ equity	$18,783,852	$18,781,643

(1)Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2024 Q2 10-Q 5

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended
	December 24, 2023	December 25, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,841,664	$2,894,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,420	161,165
Deferred income taxes	(112,985)	(140,296)
Equity-based compensation expense	137,112	144,194
Other, net	4,032	9,978
Changes in operating assets and liabilities	353,760	(739,652)
Net cash provided by operating activities	2,405,003	2,329,775
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(192,268)	(303,441)
Business acquisitions, net of cash acquired	—	(119,955)
Proceeds from maturities of available-for-sales securities	23,116	32,438
Other, net	(7,489)	(4,092)
Net cash used for investing activities	(176,641)	(395,050)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt, including finance lease obligations	(254,095)	(18,936)
Treasury stock purchases	(1,488,696)	(566,055)
Dividends paid	(494,746)	(441,595)
Reissuance of treasury stock related to employee stock purchase plan	53,081	44,996
Proceeds from issuance of common stock	4,522	7,673
Other, net	(5,972)	764
Net cash used for financing activities	(2,185,906)	(973,153)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,306)	953
Net change in cash, cash equivalents, and restricted cash	38,150	962,525
Cash, cash equivalents, and restricted cash at beginning of period (1)	5,587,372	3,773,535
Cash, cash equivalents, and restricted cash at end of period (1)	$5,625,522	$4,736,060
Schedule of non-cash transactions:
Accrued payables for stock repurchases, including applicable excise tax	$37,263	$30,125
Accrued payables for capital expenditures	63,126	94,494
Dividends payable	263,133	233,977
Transfers of finished goods inventory to property and equipment	37,927	56,932

Reconciliation of cash, cash equivalents, and restricted cash	December 24, 2023	December 25, 2022
Cash and cash equivalents	$5,623,289	$4,484,716
Restricted cash and cash equivalents (1)	2,233	251,344
Total cash, cash equivalents, and restricted cash	$5,625,522	$4,736,060

(1)Restricted cash is reported within Other assets in the Condensed Consolidated Balance Sheets
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2024 Q2 10-Q 6

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	December 24, 2023
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 24, 2023	132,072	$132	$7,879,031	$(22,365,872)	$(121,350)	$22,655,389	$8,047,330
Issuance of common stock	32	—	1,704	—	—	—	1,704
Purchase of treasury stock	(976)	(1)	—	(644,952)	—	—	(644,953)
Reissuance of treasury stock	150	—	46,615	6,466	—	—	53,081
Equity-based compensation expense	—	—	69,901	—	—	—	69,901
Net income	—	—	—	—	—	954,266	954,266
Other comprehensive income	—	—	—	—	3,656	—	3,656
Cash dividends declared ($2.00 per common share)	—	—	—	—	—	(262,507)	(262,507)
Balance at December 24, 2023	131,278	$131	$7,997,251	$(23,004,358)	$(117,694)	$23,347,148	$8,222,478

	Six Months Ended
	December 24, 2023
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 25, 2023	133,297	$133	$7,809,002	$(21,530,353)	$(100,706)	$22,032,096	$8,210,172
Issuance of common stock	73	—	4,522	—	—	—	4,522
Purchase of treasury stock	(2,242)	(2)	—	(1,480,471)	—	—	(1,480,473)
Reissuance of treasury stock	150	—	46,615	6,466	—	—	53,081
Equity-based compensation expense	—	—	137,112	—	—	—	137,112
Net income	—	—	—	—	—	1,841,664	1,841,664
Other comprehensive loss	—	—	—	—	(16,988)	—	(16,988)
Cash dividends declared ($4.00 per common share)	—	—	—	—	—	(526,612)	(526,612)
Balance at December 24, 2023	131,278	$131	$7,997,251	$(23,004,358)	$(117,694)	$23,347,148	$8,222,478

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2024 Q2 10-Q 7

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
Lam Research Corporation 2024 Q2 10-Q 8

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 24, 2023
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 30, 2024 and includes 53 weeks. The quarters ended December 24, 2023 (the “December 2023 quarter”) and December 25, 2022 included 13 weeks.
Reclassification: Certain amounts for the June 25, 2023 Condensed Consolidated Balance Sheet and notes to the financial statements have been reclassified to conform to the current period presentation.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted or Effective
The Company has not adopted any new accounting standards during the six months ended December 24, 2023 that have a material impact on the Company’s Condensed Consolidated Financial Statements.
Updates Not Yet Effective
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard in the fiscal year 2025 for the annual reporting period ending June 29, 2025, with retrospective disclosure of prior periods presented. The Company is currently in the process of evaluating the impact of adoption on its Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard prospectively in fiscal year 2026 for the annual reporting period ending June 28, 2026. The Company is currently in the process of evaluating the impact of adoption on its Consolidated Financial Statements.
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
Lam Research Corporation 2024 Q2 10-Q 9

The following table presents the Company’s revenues disaggregated between system and its customer support-related revenue:

	Three Months Ended		Six Months Ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
	(In thousands)
Systems revenue	$2,299,286	$3,547,518	$4,355,941	$6,729,505
Customer support-related revenue and other	1,458,973	1,730,051	2,884,380	3,622,185
	$3,758,259	$5,277,569	$7,240,321	$10,351,690

Systems revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant product line.
The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended		Six Months Ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
	(In thousands)
China	$1,493,395	$1,263,507	$3,180,706	$2,793,982
Korea	711,951	1,077,052	1,259,896	1,932,430
Japan	512,845	575,945	837,365	1,034,638
Taiwan	499,883	991,173	742,373	2,112,119
United States	218,789	503,238	501,013	808,215
Europe	175,767	337,818	414,236	600,406
Southeast Asia	145,629	528,836	304,732	1,069,900
	$3,758,259	$5,277,569	$7,240,321	$10,351,690

The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended		Six Months Ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
Memory	48%	50%	43%	50%
Foundry	38%	31%	37%	33%
Logic/integrated device manufacturing	14%	19%	20%	17%
Deferred Revenue
Revenue of $364.1 million and $925.8 million included in deferred profit at June 25, 2023 was recognized during the three and six months ended December 24, 2023, representing 20% and 50%, respectively, of the $1,837.9 million of deferred revenue as of June 25, 2023.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of December 24, 2023 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(In thousands)
Deferred revenue	$1,593,577	$289,311	(1)	$45,156	(1)	$1,928,044

(1)This amount is reported in Deferred profit on the Company's Condensed Consolidated Balance Sheets as the customers can demand the liability to be performed at any time.
Lam Research Corporation 2024 Q2 10-Q 10

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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
	(in thousands)
Equity-based compensation expense	$69,901	$73,084	$137,112	$144,194
Income tax benefit recognized related to equity-based compensation expense	$9,354	$8,676	$18,918	$20,204
NOTE 5 — OTHER INCOME (EXPENSE), NET
The significant components of other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
	(in thousands)
Interest income	$57,595	$26,125	$114,159	$41,181
Interest expense	(46,313)	(46,661)	(91,644)	(92,713)
Gains (losses) on deferred compensation plan-related assets, net	25,530	10,871	22,629	(1,855)
Foreign exchange (losses) gains, net	(568)	(10,114)	701	(3,293)
Other, net	(6,405)	(8,455)	(13,405)	(14,649)
	$29,839	$(28,234)	$32,440	$(71,329)

NOTE 6 — INCOME TAX EXPENSE
The Company’s provision for income taxes and effective tax rate are as follows:

	Three Months Ended		Six Months Ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
	(in thousands, except percentages)
Income tax expense	$132,785	$183,421	$271,017	$412,287
Effective tax rate	12.2%	11.1%	12.8%	12.5%
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three and six months ended December 24, 2023 and December 25, 2022 was primarily due to income in lower tax jurisdictions.
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
Lam Research Corporation 2024 Q2 10-Q 11

The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitation. The change in uncertain tax positions as a result of lapses of statutes of limitation may range up to $12.4 million.
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

	Three Months Ended		Six Months Ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
	(in thousands, except per share data)
Numerator:
Net income	$954,266	$1,468,507	$1,841,664	$2,894,386
Denominator:
Basic average shares outstanding	131,629	136,018	132,107	136,455
Effect of potential dilutive securities:
Employee stock plans	591	321	586	319
Diluted average shares outstanding	132,220	136,339	132,693	136,774
Net income per share - basic	$7.25	$10.80	$13.94	$21.21
Net income per share - diluted	$7.22	$10.77	$13.88	$21.16

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The impact from potentially dilutive securities, including options and RSUs, was not material for the three and six months ended December 24, 2023 and December 25, 2022.
NOTE 8 — FINANCIAL INSTRUMENTS
The Company’s investment strategies and investment and fair value policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to our Consolidated Financial Statements in Part II, Item 8 of our 2023 Form 10-K. As of December 24, 2023 and June 25, 2023 the fair value of mutual funds and debt and equity investments were not material. The financial statement impacts to the Condensed Consolidated Statement of Operations from debt and equity investments were not material as of and for the three and six months ended December 24, 2023 and December 25, 2022.
The financial instruments reported within Cash and Cash Equivalents in the Company’s Condensed Consolidated Balance Sheets as of December 24, 2023, and June 25, 2023 consisted of the following:

	December 24, 2023	June 25, 2023
	(in thousands)
Money market funds (fair value measured on a recurring basis, level 1)	$2,155,586	$2,223,642
Cash	1,718,520	2,132,522
Time deposits	1,749,183	980,892
Total	$5,623,289	$5,337,056

In addition, as of June 25, 2023 the Company had time deposits of $250.0 million reported within other assets in the Condensed Consolidated Balance Sheets.
Derivative Instruments and Hedging
The Company’s hedging strategies and policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to our Consolidated Financial Statements in Part II, Item 8 of our 2023 Form 10-K. As of December 24, 2023 and June 25, 2023 the fair value of outstanding cash flow and balance sheet hedges were not material. The financial statement impacts to the Condensed Consolidated Statement of Operations from derivative instruments and hedging activities were not material as of and for the three and six months ended December 24, 2023 and December 25, 2022.
Lam Research Corporation 2024 Q2 10-Q 12

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
NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	December 24, 2023	June 25, 2023
	(in thousands)
Raw materials	$3,143,828	$3,196,988
Work-in-process	225,629	325,611
Finished goods	1,060,449	1,293,591
	$4,429,906	$4,816,190

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.6 billion as of December 24, 2023 and June 25, 2023. As of December 24, 2023 and June 25, 2023, $65.4 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Intangible Assets
The following table provides the Company’s intangible assets, other than goodwill:

	December 24, 2023			June 25, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$644,126	$(632,781)	$11,345	$644,138	$(631,420)	$12,718
Existing technology	734,937	(680,302)	54,635	717,331	(674,549)	42,782
Patents and other intangible assets	200,063	(127,409)	72,654	199,532	(116,659)	82,873
Intangible assets subject to amortization	1,579,126	(1,440,492)	138,634	1,561,001	(1,422,628)	138,373
In process research and development	12,447	—	12,447	30,081	—	30,081
Total intangible assets	$1,591,573	$(1,440,492)	$151,081	$1,591,082	$(1,422,628)	$168,454

The Company recognized $12.8 million and $12.2 million in intangible asset amortization expense during the three months ended December 24, 2023 and December 25, 2022, respectively. The Company recognized $26.8 million and $23.8 million in intangible asset amortization expense during the six months ended December 24, 2023 and December 25, 2022, respectively.
Lam Research Corporation 2024 Q2 10-Q 13

The estimated future amortization expense of intangible assets as of December 24, 2023, is reflected in the table below. The table excludes $22.4 million of capitalized costs for intangible assets that have not been placed into service.

Fiscal Year	Amount
(in thousands)
2024 (remaining 6 months)	$22,082
2025	30,938
2026	20,098
2027	15,200
2028	11,951
Thereafter	15,985
$116,254

NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 24, 2023	June 25, 2023
	(in thousands)
Accrued compensation	$571,517	$481,354
Warranty reserves	243,152	256,781
Income and other taxes payable	307,041	460,630
Dividend payable	263,133	231,267
Restructuring	3,269	8,014
Other	587,833	572,591
	$1,975,945	$2,010,637

NOTE 12 — LEASES
The Company elected to exercise purchase options available under its finance leases for certain improved properties in Fremont and Livermore, California (the “California Facility Leases”) in the three months ended September 24, 2023. As a result, the Company released cash collateral in an aggregate of approximately $250.0 million of restricted cash that was reported in Other assets in the Company’s Condensed Consolidated Balance Sheet. Additionally, guarantees made to the lessor that each property would have a certain minimum residual value totaling $298.4 million as of June 25, 2023 in the aggregate were eliminated with the extinguishment of the California Facilities Leases. As a result of the purchase of the improved properties, $250.5 million of additions were made to Property and Equipment, Net in the Company’s Condensed Consolidated Balance Sheets primarily comprised of land ($40.5 million) and buildings and improvements ($210.0 million).
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of December 24, 2023, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of December 24, 2023, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $196.9 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
Lam Research Corporation 2024 Q2 10-Q 14

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
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of December 24, 2023, warranty reserves totaling $17.7 million were reported in other long-term liabilities, the remainder were included in accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
	(in thousands)
Balance at beginning of period	$265,374	$283,514	$286,663	$256,258
Warranties issued during the period	51,715	83,364	96,234	171,577
Settlements made during the period	(49,443)	(61,838)	(101,679)	(126,734)
Changes in liability for warranties issued during the period	(24)	3,210	(74)	1,941
Changes in liability for pre-existing warranties	(6,782)	10,719	(20,304)	15,927
Balance at end of period	$260,840	$318,969	$260,840	$318,969

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
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase (1)	Average Price Paid Per Share (1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 25, 2023				$3,537,217
Quarter ended September 24, 2023	1,257	$829,874	$660.01	$2,707,343
Quarter ended December 24, 2023	970	$640,267	$660.04	$2,067,076

(1)    The Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under the repurchase program, as applicable, and is included in the cost of shares repurchased in the Condensed Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
Lam Research Corporation 2024 Q2 10-Q 15

In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three and six months ended December 24, 2023, the Company acquired 6 thousand shares at a total cost of $4.5 million and 15 thousand shares at a total cost of $10.0 million, respectively, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
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
In the fiscal year ended June 25, 2023, the Company initiated a restructuring plan designed to better align the Company’s cost structure with its outlook for the economic environment and business opportunities. Under the plan, through December 24, 2023, the Company terminated approximately 1,650 employees, incurring expenses related to employee severance and separation costs. Employee severance and separation costs primarily relate to severance, non-cash severance, including equity award compensation expense, pension and other termination benefits. Additionally, the Company made a strategic decision to relocate certain manufacturing activities to pre-existing facilities and incurred charges to move inventory and equipment and exit selected supplier arrangements.
During the three months ended December 24, 2023, net restructuring costs of $15.0 million and $1.7 million were recorded in restructuring charges, net - cost of goods sold, and restructuring charges, net - operating expenses, respectively, in the Condensed Consolidated Statements of Operations. During the six months ended December 24, 2023, net restructuring costs of $22.9 million and $3.7 million were recorded in restructuring charges, net - cost of goods sold, and restructuring charges, net - operating expenses, respectively. No restructuring charges were recognized during the three and six months ended December 25, 2022.
The restructuring plan is expected to be substantially completed by the June 2024 quarter, and cumulative costs as of December 24, 2023 total $146.9 million.
The following table is a summary of the activity related to the restructuring plan:

	Severance and Benefits	Other	Total
	(in thousands)
Restructuring liability as of June 25, 2023	$7,989	$246	$8,235
Restructuring expense	7,256	19,350	26,606
Cash payments	(12,475)	(11,799)	(24,274)
Non-cash activities	53	(6,923)	(6,870)
Restructuring liability as of December 24, 2023	$2,823	$874	$3,697

Lam Research Corporation 2024 Q2 10-Q 16

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include but are not limited to statements that relate to: trends and opportunities in the global economic environment; trends and opportunities in the semiconductor industry, including in the end markets and applications for semiconductors, and in device complexity; growth or decline in the industry and the market for, and spending on, wafer fabrication equipment; the anticipated levels of, and rates of change in, margins, market share, served available market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; restructuring activities; business process improvements and initiatives; volatility in our quarterly results; the makeup of our customer base; customer and end user requirements and our ability to satisfy those requirements; customer spending and demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our products and services; our competition, and our ability to defend our market share and to gain new market share; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; our supply chain and the role of suppliers in our business, including the impacts of supply chain constraints and material costs; our leadership and competency, and our ability to facilitate innovation; our research and development programs; our ability to create sustainable differentiation; technology inflections in the industry and our ability to identify those inflections and to invest in research and development programs to meet them; our ability to deliver multi-product solutions; the resources invested to comply with evolving standards and the impact of such efforts; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); hedging transactions; debt or financing arrangements; our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our strategic relevance with our customers; our ability to scale our operations to respond to changes in our business; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; the impact of the COVID-19 pandemic; and the sufficiency of our financial resources or liquidity to support future business activities (including but not limited to operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 25, 2023 (our “2023 Form 10-K”), our quarterly report on Form 10-Q for the fiscal quarter ended September 24, 2023, and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and six months ended December 24, 2023, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2023 Form 10-K.
Lam Research Corporation 2024 Q2 10-Q 17

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
Demand from cloud computing, artificial intelligence, 5G, the Internet of Things, and other markets is driving the need for increasingly powerful and cost-efficient semiconductors. At the same time, there are growing technical challenges with traditional two-dimensional scaling. These trends are driving significant inflections in semiconductor manufacturing, such as the increasing importance of vertical scaling strategies like three-dimensional architecture as well as multiple patterning to enable shrinks.
We believe we are in a strong position with our leadership and expertise in deposition, etch, and clean to facilitate some of the most significant innovations in semiconductor device manufacturing. Our Customer Support Business Group provides products and services to maximize installed equipment performance, predictability, and operational efficiency. Several factors create opportunity for sustainable differentiation for us: (i) our focus on research and development, with several on-going programs relating to sustaining engineering, product and process development, and concept and feasibility; (ii) our ability to effectively leverage cycles of learning from our broad installed base; (iii) our collaborative focus with semi-ecosystem partners, including our close to customer focus; (iv) our ability to identify and invest in the breadth of our product portfolio to meet technology inflections; and (v) our focus on delivering our multi-product solutions with a goal to enhance the value of Lam’s solutions to our customers.
Overall calendar year 2023 customer demand weakened due to wafer fabrication equipment spending reductions resulting primarily from weakness in the memory market. In addition, the U.S. government’s restrictions on sales of equipment, parts and service for specific technologies and customers in China further impacted equipment demand in the year. As a result of the reduced business levels in calendar year 2023, we initiated a restructuring plan in the quarter ended March 26, 2023 designed to better align the Company’s cost structure with our outlook. We incurred a charge for the workforce actions associated with the restructuring plan of approximately $107.1 million in the second half of fiscal year 2023 and $7.3 million in the first half of fiscal year 2024. We continue to work towards a number of business process improvements and initiatives throughout the 2024 fiscal year and expect to incur expenditures from these activities in the range of $300 million, inclusive of the restructuring activity. Risks and uncertainties such as trade restrictions and the semiconductor demand environment may continue to negatively impact our revenue and operating margin. Over the longer term, we believe that secular demand for semiconductors, combined with technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will drive sustainable growth and lead to an increase in the served available market for our products and services in the deposition, etch, and clean businesses.

Lam Research Corporation 2024 Q2 10-Q 18

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	December 24, 2023	September 24, 2023
	(in thousands, except per share data and percentages)
Revenue	$3,758,259	$3,482,062
Gross margin	$1,757,455	$1,654,702
Gross margin as a percent of total revenue	46.8%	47.5%
Total operating expenses	$700,243	$631,673
Net income	$954,266	$887,398
Diluted net income per share	$7.22	$6.66
In the December 2023 quarter, revenue increased 8% compared to the September 2023 quarter, mainly due to increased investments in the dynamic random access memory (“DRAM”) market segment. The deferred revenue balance was $1,928.0 million at the end of the December 2023 quarter, an increase to the balance at the end of the September 2023 quarter of $1,690.4 million, mainly due to an increase in advanced deposits. We aim to balance the requirements of our customers with the availability of resources, as well as performance to our operational and financial objectives. As a result, from time to time, we exercise discretion and judgment as to the timing and prioritization of manufacturing and delivery of products, which has impacted, and may in the future impact, the timing of revenue recognition with respect to such products.
The decrease in gross margin as a percentage of revenue in the December 2023 quarter compared to the September 2023 quarter was primarily a result of restructuring-related activities, deferred compensation plan-related costs and unfavorable product mix, partially offset by favorable customer mix. The increase in operating expenses in the December 2023 quarter compared to the September 2023 quarter was driven by increases in deferred compensation plan and employee-related costs, and spending for outside services and supplies, including transformational charges.
Our cash and cash equivalents, investments, and restricted cash and investments balances increased to $5.6 billion at the end of the December 2023 quarter compared to $5.2 billion at the end of the September 2023 quarter. This increase was primarily the result of $1,453.8 million of cash generated from operating activities, partially offset by $645.5 million of share repurchases, including net share settlement of employee stock-based compensation; $264.4 million of dividends paid to stockholders; and $115.3 million of capital expenditures. Employee headcount as of December 24, 2023 was approximately 17,200.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended		Six Months Ended
	December 24, 2023	September 24, 2023	December 24, 2023	December 25, 2022
Revenue (in millions)	$3,758	$3,482	$7,240	$10,352
China	40%	48%	44%	27%
Korea	19%	16%	17%	19%
Japan	14%	9%	12%	10%
Taiwan	13%	7%	10%	20%
United States	5%	8%	7%	8%
Europe	5%	7%	6%	6%
Southeast Asia	4%	5%	4%	10%
Revenue for the December 2023 quarter increased 8% from the September 2023 quarter primarily as a result of strengthening investments in the DRAM market segment.
Lam Research Corporation 2024 Q2 10-Q 19

The following table presents our revenue disaggregated between system and customer support-related revenue:

	Three Months Ended		Six Months Ended
	December 24, 2023	September 24, 2023	December 24, 2023	December 25, 2022
	(In thousands)
Systems revenue	$2,299,286	$2,056,655	$4,355,941	$6,729,505
Customer support-related revenue and other	1,458,973	1,425,407	2,884,380	3,622,185
	$3,758,259	$3,482,062	$7,240,321	$10,351,690

Please refer to Note 3, “Revenue,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The percentage of leading- and non-leading-edge equipment and upgrade revenue from each of the markets we serve was as follows:

	Three Months Ended		Six Months Ended
	December 24, 2023	September 24, 2023	December 24, 2023	December 25, 2022
Memory	48%	38%	43%	50%
Foundry	38%	36%	37%	33%
Logic/integrated device manufacturing	14%	26%	20%	17%
The increase in the memory market segment for the December 2023 quarter compared to the September 2023 quarter is primarily due to increases in DRAM spending by our customers during the period. The decrease in the memory market segment for the six months ended December 24, 2023 as compared to the same period in 2022 is primarily due to decreases in NAND spending by our customers during this time period.
Gross Margin

	Three Months Ended		Six Months Ended
	December 24, 2023	September 24, 2023	December 24, 2023	December 25, 2022
	(in thousands, except percentages)
Gross margin	$1,757,455	$1,654,702	$3,412,157	$4,713,184
Percent of revenue	46.8%	47.5%	47.1%	45.5%
Gross margin as a percentage of revenue was lower in the December 2023 quarter compared to the September 2023 quarter primarily a result of costs associated with restructuring-related activities, deferred compensation plan-related costs and unfavorable product mix, partially offset by favorable customer mix.
The increase in gross margin as a percentage of revenue in the six months ended December 24, 2023 compared to the same period in the prior year was primarily due to favorable customer mix as well as reduced spending on material costs, partially offset by increased costs associated with restructuring-related activities.
Research and Development

	Three Months Ended		Six Months Ended
	December 24, 2023	September 24, 2023	December 24, 2023	December 25, 2022
	(in thousands, except percentages)
Research & development (“R&D”)	$469,712	$422,629	$892,341	$895,760
Percent of revenue	12.5%	12.1%	12.3%	8.7%
We continued to make significant R&D investments in the December 2023 quarter focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. The increase in R&D expense in the December 2023 quarter compared to the September 2023 quarter was primarily driven by increases in deferred compensation plan-related costs, employee-related costs, and supplies expense.
Lam Research Corporation 2024 Q2 10-Q 20

R&D expense in the six months ended December 24, 2023 was flat to the same period in the prior year, as increase in deferred compensation plan-related costs were largely offset by decreases in spending for outside services.
Selling, General, and Administrative

	Three Months Ended		Six Months Ended
	December 24, 2023	September 24, 2023	December 24, 2023	December 25, 2022
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$228,843	$207,023	$435,866	$439,422
Percent of revenue	6.1%	5.9%	6.0%	4.2%
SG&A expense during the December 2023 quarter increased in comparison to the September 2023 quarter, primarily driven by increases in deferred compensation plan-related and transformational costs, as well as increased spending for outside services.
SG&A expense during the six months ended December 24, 2023 was flat to the same period in the prior year, as increases in transformational and deferred compensation-related costs were largely offset by decreases in spending for supplies and outside services.
Restructuring Charges, Net

	Three Months Ended		Six Months Ended
	December 24, 2023	September 24, 2023	December 24, 2023	December 25, 2022
	(in thousands, except percentages)
Restructuring charges, net	$16,645	$9,961	$26,606	$—
Percent of revenue	0.4%	0.3%	0.4%	—%
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
The restructuring charges in the December 2023 quarter increased compared to the September 2023 quarter, due primarily to increases in facility-related restructuring charges.
During the six months ended December 24, 2023, net restructuring costs of $22.9 million and $3.7 million were recorded in restructuring charges, net - cost of goods sold, and restructuring charges, net - operating expenses, respectively in our Condensed Consolidated Financial Statements, included in Part I of this Form 10-Q. Please refer to Note 15, “Restructuring charges, net,” to our Condensed Consolidated Financial Statements, included in Part I of this Form 10-Q for additional information. No restructuring charges were recognized during the six months ended December 25, 2022.
Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended		Six Months Ended
	December 24, 2023	September 24, 2023	December 24, 2023	December 25, 2022
	(in thousands)
Interest income	$57,595	$56,564	$114,159	$41,181
Interest expense	(46,313)	(45,331)	(91,644)	(92,713)
Gains (losses) on deferred compensation plan-related assets, net	25,530	(2,901)	22,629	(1,855)
Foreign exchange (losses) gains, net	(568)	1,269	701	(3,293)
Other, net	(6,405)	(7,000)	(13,405)	(14,649)
	$29,839	$2,601	$32,440	$(71,329)

Lam Research Corporation 2024 Q2 10-Q 21

Interest income for the three months ended December 24, 2023 is consistent with interest income for the three months ended September 24, 2023. Interest income increased for the six months ended December 24, 2023, compared to the same period in 2022, primarily because of higher yields and higher cash balances.
Interest expense is consistent across all periods presented.
The gains and losses on deferred compensation plan-related assets, net were driven by fluctuations in the fair market value of the underlying funds for all periods presented.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures for all periods presented.
The losses in other, net for the three months and six months ended December 24, 2023 were lower compared to the three months ended September 24, 2023 and six months ended December 25, 2022, respectively, primarily driven by fluctuations in the fair market value of equity investments.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	December 24, 2023	September 24, 2023	December 24, 2023	December 25, 2022
	(in thousands, except percentages)
Income tax expense	$132,785	$138,232	$271,017	$412,287
Effective tax rate	12.2%	13.5%	12.8%	12.5%

The decrease in the effective tax rate for the December 2023 quarter compared to the September 2023 quarter was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions, and the recognition of previously unrecognized tax benefits from lapses of statutes of limitation in the December 2023 quarter.
The effective tax rate for the six months ended December 24, 2023, compared to the same period in the prior year remained consistent.
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
Lam Research Corporation 2024 Q2 10-Q 22

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
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $5.6 billion at December 24, 2023, flat to June 25, 2023. Cash generated from operating activities totaling $2,405.0 million was offset by $1,488.7 million of share repurchases, including net share settlement on employee stock-based compensation; $494.7 million in dividends paid; and $254.1 million of repayment of debt largely associated with the purchase of certain properties under finance leases.
Net cash provided by operating activities of $2,405.0 million during the six months ended December 24, 2023, consisted of (in thousands):

Net income	$1,841,664
Non-cash charges:
Depreciation and amortization	181,420
Equity-based compensation expense	137,112
Deferred income taxes	(112,985)
Changes in operating asset and liability accounts	353,760
Other	4,032
$2,405,003

Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: decreases in inventory of $350.2 million and accounts receivable of $114.6 million and increases in deferred gross profit of $97.7 million, and trade accounts payable of $14.5 million. These sources of cash are offset by the following uses of cash: a decrease in accrued expenses and other liabilities of $189.8 million and an increase in prepaid expenses and other current assets of $33.4 million.
Cash Flow from Investing Activities
Net cash used for investing activities during the six months ended December 24, 2023, was $176.6 million, primarily consisting of $192.3 million in capital expenditures, partially offset by proceeds from maturities of available-for-sale securities of $23.1 million.
Cash Flow from Financing Activities
Net cash used for financing activities during the six months ended December 24, 2023, was $2.2 billion, primarily consisting of $1,488.7 million in treasury stock repurchases, including net share settlement on employee stock-based compensation, $494.7 million in dividends paid, and $254.1 million of repayment of debt, largely associated with the purchase of certain properties under finance leases.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of December 24, 2023, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, factors outside of our control, including uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, are currently, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
Lam Research Corporation 2024 Q2 10-Q 23

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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of December 24, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Lam Research Corporation 2024 Q2 10-Q 24

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
Future Declines in the Semiconductor Industry, and the Overall World Economic Conditions on Which It Is Significantly Dependent, Could Have a Material Adverse Impact on Our Results of Operations and Financial Condition
Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. With the consolidation of customers within the industry, the semiconductor capital equipment market may experience rapid changes in demand driven both by changes in the market generally and the plans and requirements of particular customers. The economic, regulatory, political, and business conditions occurring nationally, globally, or in any of our key sales regions, which are often unpredictable, have historically impacted customer demand for our products and services and normal commercial relationships with our customers, suppliers, and creditors. Additionally, in times of economic uncertainty, our customers’ budgets for our products, or their ability to access credit to purchase them, could be adversely affected. This would limit their ability to purchase our products and services. As a result, changing economic, regulatory, political or business conditions can cause material adverse changes to our results of operations and financial condition, including but not limited to:
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
Lam Research Corporation 2024 Q2 10-Q 25

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
Lam Research Corporation 2024 Q2 10-Q 26

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
In order to develop new products and processes and enhance existing products and processes, we expect to continue to make significant investments in R&D, to investigate the acquisition of products and technologies, to invest in or acquire businesses or technologies, and to pursue joint development relationships with customers, suppliers, or other members of the industry. Our investments and acquisitions may not be as successful as we may expect, particularly in the event that we invest in or acquire product lines and technologies that are new to us. We may find that acquisitions are not available to us, for regulatory or other reasons, and that we must therefore limit ourselves to collaboration and joint venture development activities that do not have the same benefits as acquisitions. Pursuing development through collaboration and/or joint development activities rather than through an acquisition may pose substantial challenges for management, including those related to aligning business objectives; sharing confidential information, intellectual property and data; sharing value with third parties; and realizing synergies that might have been available in an acquisition but are not available through a joint development project. We must manage product transitions and joint development relationships successfully, as the introduction of new products could adversely affect our sales of existing products and certain jointly developed technologies may be subject to restrictions on our ability to share that technology, which could limit our market for products incorporating those technologies. Future technologies, processes, or product developments may render our current product offerings obsolete, leaving us with non-competitive products, obsolete inventory, or both. Moreover, customers may adopt new technologies or processes to address the complex challenges associated with next-generation devices. This shift may result in a reduction in the size of our addressable markets or could increase the relative size of markets in which we either do not compete or have relatively low market share.
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
Lam Research Corporation 2024 Q2 10-Q 27

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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part I Item 2. Results of Operations of this quarterly report on Form 10-Q, accounted for approximately 93%, 91%, and 92% of total revenue in the six months ended December 24, 2023 and fiscal years 2023, and 2022, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
•changes in and compliance with U.S. and international laws and regulations affecting foreign operations, including U.S. and international trade restrictions and sanctions, international data privacy regulations, such as the General Data Protection Regulation, anti-bribery, anti-corruption, anti-boycott, environmental, tax, and labor laws;
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
Lam Research Corporation 2024 Q2 10-Q 28

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
Lam Research Corporation 2024 Q2 10-Q 29

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
•misappropriation or theft of our or a customer’s, supplier’s or other party’s assets or resources, including technology, data, intellectual property or other sensitive information and costs associated therewith;
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
We May Not Achieve the Expected Benefits of Our Restructuring Plans and Business Transformation Initiatives, and These Efforts Could Have a Material Adverse Effect on Our Business, Operations, Financial Condition, Results of Operations and Competitive Position
In January 2023, we announced that we are implementing a restructuring plan consisting of a workforce reduction, and that we anticipate undertaking, and may in the future undertake, additional business restructuring, realignment and transformation initiatives. We expect to incur material costs and charges in connection with these plans and initiatives. While the restructuring plan is intended to better align our cost structure with the current economic environment and future business opportunities, and our anticipated transformation initiatives have the goal of strengthening our operations and achieving operational efficiencies, there can be no assurance that we will be successful in these plans and initiatives. Implementation of these plans and initiatives may be costly and disruptive to our business, we may not be able to complete them at the cost or within the time frame contemplated, and we may not be able to obtain the anticipated benefits within the projected timing or at all. Restructuring and transformation may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, may require a significant amount of management and other employees' time and focus, and may be distracting to employees and management, which may divert attention from operating and growing our business. Additionally, reductions in our workforce may cause a reduction in our production output capabilities which could impact our ability to manufacture or ship products to customers within a mutually beneficial timeline. If we fail to achieve some or all of the expected benefits, it could have a material adverse effect on our business, operations, financial condition, results of operations and competitive position. For more information about our restructuring plan, see Note 15 to our Condensed Consolidated Financial Statements in Part I.
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
Lam Research Corporation 2024 Q2 10-Q 30

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
Lam Research Corporation 2024 Q2 10-Q 31

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
We May Fail to Protect Our Critical Proprietary Technology Rights, Which Could Affect Our Business
Our success depends in part on our proprietary technology and our ability to protect key components of that technology through patents, copyrights, trade secrets and other forms of protection. Protecting our key proprietary technology helps us achieve our goals of developing technological expertise and new products and systems that give us a competitive advantage; increasing market penetration and growth of our installed base; and providing comprehensive support and service to our customers. As part of our strategy to protect our technology, we currently hold a number of U.S. and foreign patents and pending patent applications, and we keep certain information, processes, and techniques confidential and/or as trade secrets. However, we may fail to apply for or obtain sufficient patent protection for our technology, other parties may challenge or attempt to invalidate or circumvent any patents the U.S. or foreign governments issue to us; these governments may fail to issue patents for pending applications; or we may lose trade secret protection over valuable information due to our or third parties’ intentional or unintentional actions or omissions or even those of our own employees. Additionally, intellectual property litigation can be expensive and time-consuming and even when patents are issued, or trade secret processes are followed, the legal systems in certain of the countries in which we do business might not enforce patents and other intellectual property rights as rigorously or effectively as the United States or may favor local entities in their intellectual property enforcement. The rights granted or anticipated under any of our patents, pending patent applications, copyrights, or trade secrets may be narrower than we expect or, in fact, provide no competitive advantages. Moreover, because we selectively file for patent protection in different jurisdictions, we may not have adequate protection in all jurisdictions based on such filing decisions. Any of these circumstances could have a material adverse impact on our business.
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
Lam Research Corporation 2024 Q2 10-Q 32

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
LEGAL, REGULATORY AND TAX RISKS
Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 44%, 26%, and 31% of our total revenue for the six months ended December 24, 2023 and fiscal years 2023 and 2022, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. Recently, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. Most recently, the U.S. government has enacted new rules aimed at restricting China’s ability to manufacture advanced semiconductors, which include restrictions on exports, reexports or transfers to, or shipping, transmitting, transferring, or facilitating such movement to, or performing services at, customer facilities in China engaged in certain technology end-uses, without appropriate authorizations obtained from U.S. authorities. In addition, the U.S. Department of Commerce has enacted new rules that have expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses; has added additional Chinese companies to its restricted entity list and unverified list under suspicion of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns (including Semiconductor Manufacturing International Corporation, or SMIC, and related entities, and Yangtze Memory Technologies Co., Ltd., or YMTC, and related entities); and has expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, such as SMIC, YMTC and ChangXin Memory Technologies, Inc., and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including but not limited to Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our results of operations.
Lam Research Corporation 2024 Q2 10-Q 33

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
Recommendations made by the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting 2.0 (“BEPS 2.0”) project have the potential to lead to changes in the tax laws in numerous countries, including the implementation of a global minimum tax. Several countries around the world have enacted or proposed changes to their existing tax laws based on these recommendations. As each country in which we operate evaluates their alignment with the recommendations and enacts minimum tax rules, the ultimate impact of any such changes on our effective tax rate remains uncertain. When fully enacted, such changes could have a material impact on our effective tax rate. We will continue to monitor the progress of the BEPS 2.0 implementation.
Lam Research Corporation 2024 Q2 10-Q 34

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
Lam Research Corporation 2024 Q2 10-Q 35

We May Incur Impairments to Goodwill or Long-lived Assets
We review our goodwill identified in business combinations for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed the fair value. We review all other long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstance indicate that these assets may not be recoverable. The process of evaluating the potential impairment of goodwill and other long-lived assets requires significant judgment. Negative industry or economic trends, including reduced market prices of our Common Stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant business units, could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets.
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
Our Leverage and Debt Service Obligations May Adversely Affect Our Financial Condition, Results of Operations, and Earnings per Share
We have $5.0 billion in aggregate principal amount of senior unsecured notes outstanding (the “Senior Notes”). Additionally, we have funding available to us under our $1.5 billion commercial paper program and our $1.5 billion revolving credit facility, which serves as a backstop to our commercial paper program. Our revolving credit facility also includes an option to increase the amount up to an additional $600.0 million, for a potential total commitment of $2.1 billion. We may, in the future, decide to enter into additional debt arrangements.
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
Lam Research Corporation 2024 Q2 10-Q 36

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
Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program (2)
	(in thousands, except per share data)
Available balance as of June 25, 2023					$3,537,217
Quarter ended September 24, 2023	1,266	$659.88		1,257	2,707,343
September 25, 2023 - October 22, 2023	304	$634.13		302	2,515,931
October 23, 2023 - November 19, 2023	403	$630.38		400	2,263,857
November 20, 2023 - December 24, 2023	269	$734.44		268	2,067,076
Quarter ended December 24, 2023	976	$660.25	(3)	970	$2,067,076

(1)    During the three and six months ended December 24, 2023, we acquired 6 thousand shares at a total cost of $4.5 million, and 15 thousand shares at a total cost of $10.0 million, respectively, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.
(2)    Our net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under repurchase programs, as applicable, and is included in the cost of shares repurchased in the Condensed Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
(3)    Average price paid per share presented is for the quarter ended December 24, 2023.
Lam Research Corporation 2024 Q2 10-Q 37

ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the Company’s fiscal quarter ended December 24, 2023, except for the following arrangements, none of the Company’s directors or officers adopted, modified, or terminated a trading arrangement for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Arrangement”) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K):
•On October 27, 2023, Patrick J. Lord, the Executive Vice President and Chief Operating Officer of the Company, adopted a Rule 10b5-1 Trading Arrangement. Dr. Lord’s Rule 10b5-1 Trading Arrangement provides for: (i) the potential exercise of 2,832 stock options expiring March 1, 2026 and the associated sale of up to 2,832 shares of the Company’s common stock resulting from such exercise; (ii) the potential exercise of 2,128 stock options expiring March 2, 2027 and the associated sale of up to 2,128 shares of the Company’s common stock resulting from such exercise; (iii) the potential exercise of 1,362 stock options expiring March 1, 2028 and the associated sale of up to 1,362 shares of the Company’s common stock resulting from such exercise; (iv) the potential exercise of 2,026 stock options expiring March 1, 2029 and the associated sale of up to 2,026 shares of the Company’s common stock resulting from such exercise; (v) the potential exercise of 1,407 stock options expiring March 1, 2030 and the associated sale of up to 1,407 shares of the Company’s common stock resulting from such exercise; and (vi) the potential sale of up to 10,893 shares of the Company’s common stock; in each case pursuant to the terms of the Rule 10b5-1 Trading Arrangement. Of the aggregate number of stock options to be exercised and shares of the Company’s common stock to be sold pursuant to the Rule 10b5-1 Trading Arrangement, a total of 4,960 stock options (and the shares of the Company’s common stock resulting from such exercise) and 7,381 shares were, at the time of adoption of the Rule 10b5-1 Trading Arrangement, subject to a prior trading arrangement previously adopted by Dr. Lord, and Dr. Lord’s Rule 10b5-1 Trading Arrangement provided that such options and shares would only be subject to the instructions under the Rule 10b5-1 Trading Arrangement if the instructions with respect to those options and shares under the prior trading arrangement had not previously been executed. As of December 24, 2023, all 4,960 stock options (and the associated shares of the Company’s common stock resulting from exercise of such options) and all 7,381 shares of the Company’s common stock that were subject both to the Rule 10b5-1 Trading Arrangement and to the prior trading arrangement had been transacted under the prior trading arrangement, and accordingly were no longer subject to exercise and/or sale, as applicable, under the Rule 20b5-1 Trading Arrangement. Dr. Lord’s Rule 10b5-1 Trading Arrangement has a termination date of March 7, 2025.
•On November 16, 2023, Seshasayee (Sesha) Varadarajan, the Senior Vice President, Global Products Group, of the Company, adopted a Rule 10b5-1 Trading Arrangement. Mr. Varadarajan’s Rule 10b5-1 Trading Arrangement provides for the potential sale of up to 11,000 shares of the Company’s common stock pursuant to the terms of the Rule 10b5-1 Trading Arrangement. Mr. Varadarajan’s Rule 10b5-1 Trading Arrangement has a termination date of November 29, 2024.
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
Lam Research Corporation 2024 Q2 10-Q 38

ITEM 6.    Exhibits

Exhibit Number	Description

3.1
Bylaws of the Registrant, as amended and restated, dated November 8, 2023 which is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2023 (SEC File No. 000-12933).

10.1*	Form of Indemnification Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________________________

*Indicates management contract or compensatory plan or arrangement.
Lam Research Corporation 2024 Q2 10-Q 39

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	January 29, 2024	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Lam Research Corporation 2024 Q2 10-Q 40