Form 10-Q
period 2024-03-31
LAM RESEARCH CORP
filed 2024-04-29
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2024, the Registrant had 130,741 thousand shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
Revenue	$3,793,558	$3,869,569	$11,033,879	$14,221,259
Cost of goods sold	1,977,820	2,197,237	5,783,087	7,835,743
Restructuring charges, net - cost of goods sold	15,202	66,720	38,099	66,720
Total cost of goods sold	1,993,022	2,263,957	5,821,186	7,902,463
Gross margin	1,800,536	1,605,612	5,212,693	6,318,796
Research and development	512,274	429,451	1,404,615	1,325,211
Selling, general, and administrative	215,904	193,500	651,770	632,922
Restructuring charges, net - operating expenses	15,246	40,408	18,955	40,408
Total operating expenses	743,424	663,359	2,075,340	1,998,541
Operating income	1,057,112	942,253	3,137,353	4,320,255
Other income (expense), net	36,073	(3,331)	68,513	(74,660)
Income before income taxes	1,093,185	938,922	3,205,866	4,245,595
Income tax expense	(127,359)	(124,914)	(398,376)	(537,201)
Net income	$965,826	$814,008	$2,807,490	$3,708,394
Net income per share:
Basic	$7.38	$6.03	$21.32	$27.28
Diluted	$7.34	$6.01	$21.22	$27.20
Number of shares used in per share calculations:
Basic	130,838	134,924	131,663	135,945
Diluted	131,518	135,395	132,282	136,314

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2024 Q3 10-Q 3

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
Net income	$965,826	$814,008	$2,807,490	$3,708,394
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(14,215)	3,727	(20,363)	11,588
Cash flow hedges:
Net unrealized gains (losses) during the period	8,145	(3,320)	18,414	(3,135)
Net (gains) losses reclassified into net income	(4,231)	2,546	(25,974)	(5,478)
	3,914	(774)	(7,560)	(8,613)
Available-for-sale investments:
Net unrealized gains during the period	30	652	314	1,222
Net gains reclassified into net income	—	(105)	(10)	(158)
	30	547	304	1,064
Defined benefit plans, net change in unrealized component	177	276	537	848
Other comprehensive income (loss), net of tax	(10,094)	3,776	(27,082)	4,887
Comprehensive income	$955,732	$817,784	$2,780,408	$3,713,281

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2024 Q3 10-Q 4

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2024	June 25, 2023
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$5,672,232	$5,337,056
Investments	—	37,641
Accounts receivable, less allowance of $5,286 as of March 31, 2024, and $5,344 as of June 25, 2023	2,203,707	2,823,376
Inventories	4,322,967	4,816,190
Prepaid expenses and other current assets	289,530	214,149
Total current assets	12,488,436	13,228,412
Property and equipment, net	2,181,741	1,856,672
Goodwill	1,626,519	1,622,489
Intangible assets, net	142,479	168,454
Other assets	1,840,475	1,905,616
Total assets	$18,279,650	$18,781,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$531,648	$470,702
Accrued expenses and other current liabilities	1,791,642	2,010,637
Deferred profit	1,601,733	1,695,221
Current portion of long-term debt and finance lease obligations	505,066	8,358
Total current liabilities	4,430,089	4,184,918
Long-term debt and finance lease obligations, less current portion	4,478,385	5,003,183
Income taxes payable	832,397	882,084
Other long-term liabilities	516,678	501,286
Total liabilities	10,257,549	10,571,471
Commitments and contingencies (refer to Note 13)
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares as of March 31, 2024 and June 25, 2023; issued and outstanding, 130,736 shares as of March 31, 2024, and 133,297 shares as of June 25, 2023	131	133
Additional paid-in capital	8,082,339	7,809,002
Treasury stock, at cost; 164,423 shares as of March 31, 2024, and 161,380 shares as of June 25, 2023	(23,984,518)	(21,530,353)
Accumulated other comprehensive loss	(127,788)	(100,706)
Retained earnings	24,051,937	22,032,096
Total stockholders’ equity	8,022,101	8,210,172
Total liabilities and stockholders’ equity	$18,279,650	$18,781,643

(1)Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2024 Q3 10-Q 5

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended
	March 31, 2024	March 26, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,807,490	$3,708,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271,342	252,828
Deferred income taxes	(137,606)	(133,101)
Equity-based compensation expense	213,966	218,105
Other, net	14,242	11,537
Changes in operating assets and liabilities	620,405	(1,550)
Net cash provided by operating activities	3,789,839	4,056,213
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(295,922)	(422,898)
Business acquisitions, net of cash acquired	—	(119,955)
Proceeds from maturities of available-for-sales securities	34,336	65,015
Proceeds from sales of available-for-sale securities	3,430	6,837
Other, net	(10,845)	(8,381)
Net cash used for investing activities	(269,001)	(479,382)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt, including finance lease obligations	(255,155)	(21,145)
Treasury stock purchases	(2,469,257)	(1,147,998)
Dividends paid	(757,453)	(675,572)
Reissuance of treasury stock related to employee stock purchase plan	53,081	44,996
Proceeds from issuance of common stock	12,757	7,673
Other, net	(5,672)	(635)
Net cash used for financing activities	(3,421,699)	(1,792,681)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(12,758)	(1,349)
Net change in cash, cash equivalents, and restricted cash	86,381	1,782,801
Cash, cash equivalents, and restricted cash at beginning of period (1)	5,587,372	3,773,535
Cash, cash equivalents, and restricted cash at end of period (1)	$5,673,753	$5,556,336
Schedule of non-cash transactions:
Accrued payables for stock repurchases, including applicable excise tax	$36,863	$4,081
Accrued payables for capital expenditures	45,122	38,225
Dividends payable	261,463	233,043
Transfers of finished goods inventory to property and equipment	55,290	64,932

Reconciliation of cash, cash equivalents, and restricted cash	March 31, 2024	March 26, 2023
Cash and cash equivalents	$5,672,232	$5,305,648
Restricted cash and cash equivalents (1)	1,521	250,688
Total cash, cash equivalents, and restricted cash	$5,673,753	$5,556,336

(1)Restricted cash is reported within Other assets in the Condensed Consolidated Balance Sheets
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2024 Q3 10-Q 6

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2024
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 24, 2023	131,278	$131	$7,997,251	$(23,004,358)	$(117,694)	$23,347,148	$8,222,478
Issuance of common stock	409	1	8,234	—	—	—	8,235
Purchase of treasury stock	(951)	(1)	—	(980,160)	—	—	(980,161)
Equity-based compensation expense	—	—	76,854	—	—	—	76,854
Net income	—	—	—	—	—	965,826	965,826
Other comprehensive loss	—	—	—	—	(10,094)	—	(10,094)
Cash dividends declared ($2.00 per common share)	—	—	—	—	—	(261,037)	(261,037)
Balance at March 31, 2024	130,736	$131	$8,082,339	$(23,984,518)	$(127,788)	$24,051,937	$8,022,101

	Nine Months Ended
	March 31, 2024
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 25, 2023	133,297	$133	$7,809,002	$(21,530,353)	$(100,706)	$22,032,096	$8,210,172
Issuance of common stock	482	1	12,756	—	—	—	12,757
Purchase of treasury stock	(3,193)	(3)	—	(2,460,631)	—	—	(2,460,634)
Reissuance of treasury stock	150	—	46,615	6,466	—	—	53,081
Equity-based compensation expense	—	—	213,966	—	—	—	213,966
Net income	—	—	—	—	—	2,807,490	2,807,490
Other comprehensive loss	—	—	—	—	(27,082)	—	(27,082)
Cash dividends declared ($6.00 per common share)	—	—	—	—	—	(787,649)	(787,649)
Balance at March 31, 2024	130,736	$131	$8,082,339	$(23,984,518)	$(127,788)	$24,051,937	$8,022,101

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2024 Q3 10-Q 7

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
Lam Research Corporation 2024 Q3 10-Q 8

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 30, 2024 and includes 53 weeks. The quarters ended March 31, 2024 (the “March 2024 quarter”) and March 26, 2023 included 14 weeks and 13 weeks, respectively.
Reclassification: Certain amounts for the June 25, 2023 Condensed Consolidated Balance Sheet and notes to the financial statements have been reclassified to conform to the current period presentation.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted or Effective
The Company has not adopted any new accounting standards during the nine months ended March 31, 2024 that have a material impact on the Company’s Condensed Consolidated Financial Statements.
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
Lam Research Corporation 2024 Q3 10-Q 9

The following table presents the Company’s revenues disaggregated between systems and customer support-related revenue:

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
	(In thousands)
Systems revenue	$2,395,817	$2,256,033	$6,751,758	$8,985,538
Customer support-related revenue and other	1,397,741	1,613,536	4,282,121	5,235,721
	$3,793,558	$3,869,569	$11,033,879	$14,221,259

Systems revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant product line.
The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
	(In thousands)
China	$1,606,693	$839,710	$4,787,399	$3,633,692
Korea	916,812	847,728	2,176,708	2,780,158
Japan	340,331	406,219	1,177,696	1,440,857
Taiwan	334,952	713,708	1,077,325	2,825,827
United States	227,085	594,426	728,098	1,402,641
Southeast Asia	190,328	155,935	495,060	1,225,835
Europe	177,357	311,843	591,593	912,249
	$3,793,558	$3,869,569	$11,033,879	$14,221,259

The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
Memory	44%	32%	44%	46%
Foundry	44%	46%	39%	36%
Logic/integrated device manufacturing	12%	22%	17%	18%
Deferred Revenue
Revenue of $302.5 million and $1,228.4 million included in deferred profit at June 25, 2023 was recognized during the three and nine months ended March 31, 2024, representing 16% and 67%, respectively, of the $1,837.9 million of deferred revenue as of June 25, 2023.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of March 31, 2024 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(In thousands)
Deferred revenue	$1,371,378	$333,416	(1)	$41,051	(1)	$1,745,845

(1)This amount is reported in Deferred profit on the Company's Condensed Consolidated Balance Sheets as the customers can demand the liability to be performed at any time.
Lam Research Corporation 2024 Q3 10-Q 10

NOTE 4 — EQUITY-BASED COMPENSATION PLANS
The Lam Research Corporation 2015 Stock Incentive Plan, as amended, provides for the grant of non-qualified equity-based awards of the Company’s Common Stock to eligible employees and non-employee directors, including stock options, restricted stock units (“RSUs”), and market-based performance RSUs (“market-based PRSUs”). An option is a right to purchase Common Stock at a set price. An RSU award is an agreement to issue a set number of shares of Common Stock at the time of vesting. The Company’s market-based PRSUs contain both a market condition and a service condition. The Company’s option, RSU, and market-based PRSU awards typically vest over a period of three years. The Company also has an employee stock purchase plan that allows eligible employees to purchase its Common Stock at a discount through payroll deductions.
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
	(in thousands)
Equity-based compensation expense	$76,854	$73,911	$213,966	$218,105
Income tax benefit recognized related to equity-based compensation expense	$24,626	$12,045	$43,544	$32,249
NOTE 5 — OTHER INCOME (EXPENSE), NET
The significant components of other income (expense), net, are as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
	(in thousands)
Interest income	$71,752	$41,974	$185,911	$83,155
Interest expense	(47,153)	(47,217)	(138,797)	(139,930)
Gains on deferred compensation plan-related assets, net	26,495	5,443	49,124	3,588
Foreign exchange losses, net	(4,344)	(5,519)	(3,643)	(8,812)
Other, net	(10,677)	1,988	(24,082)	(12,661)
	$36,073	$(3,331)	$68,513	$(74,660)

NOTE 6 — INCOME TAX EXPENSE
The Company’s provision for income taxes and effective tax rate are as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
	(in thousands, except percentages)
Income tax expense	$127,359	$124,914	$398,376	$537,201
Effective tax rate	11.7%	13.3%	12.4%	12.7%
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three and nine months ended March 31, 2024 and March 26, 2023 was primarily due to income in lower tax jurisdictions.
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
Lam Research Corporation 2024 Q3 10-Q 11

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
NOTE 7 — NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, and restricted stock units. The following table reconciles the inputs to the basic and diluted computations for net income per share.

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
	(in thousands, except per share data)
Numerator:
Net income	$965,826	$814,008	$2,807,490	$3,708,394
Denominator:
Basic average shares outstanding	130,838	134,924	131,663	135,945
Effect of potential dilutive securities:
Employee stock plans	680	471	619	369
Diluted average shares outstanding	131,518	135,395	132,282	136,314
Net income per share - basic	$7.38	$6.03	$21.32	$27.28
Net income per share - diluted	$7.34	$6.01	$21.22	$27.20

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. These anti-dilutive securities, including options and RSUs, were not material for the three and nine months ended March 31, 2024 and March 26, 2023.
NOTE 8 — FINANCIAL INSTRUMENTS
The Company’s investment strategies and investment and fair value policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2023 Form 10-K. As of March 31, 2024 and June 25, 2023, the fair value of mutual funds and debt and equity investments were not material. The financial statement impacts to the Condensed Consolidated Statement of Operations from debt and equity investments were not material as of and for the three and nine months ended March 31, 2024 and March 26, 2023.
The financial instruments reported within Cash and Cash Equivalents in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2024, and June 25, 2023 consisted of the following:

	March 31, 2024	June 25, 2023
	(in thousands)
Money market funds (fair value measured on a recurring basis, level 1)	$2,277,989	$2,223,642
Cash	1,693,654	2,132,522
Time deposits	1,700,589	980,892
Total	$5,672,232	$5,337,056

In addition, as of June 25, 2023 the Company had time deposits of $250.0 million reported within Other assets in the Condensed Consolidated Balance Sheets.
Derivative Instruments and Hedging
The Company’s hedging strategies and policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2023 Form 10-K. As of March 31, 2024 and June 25, 2023, the fair value of outstanding cash flow and balance sheet hedges were not material. The financial statement impacts to the Condensed Consolidated Statement of Operations from derivative instruments and hedging activities were not material as of and for the three and nine months ended March 31, 2024 and March 26, 2023.
Lam Research Corporation 2024 Q3 10-Q 12

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk and the Company’s mitigation strategies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2023 Form 10-K.
NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. System shipments to customers in Japan, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	March 31, 2024	June 25, 2023
	(in thousands)
Raw materials	$3,020,147	$3,196,988
Work-in-process	290,736	325,611
Finished goods	1,012,084	1,293,591
	$4,322,967	$4,816,190

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.6 billion as of March 31, 2024 and June 25, 2023. As of March 31, 2024 and June 25, 2023, $65.4 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
Intangible Assets
The following table provides the Company’s intangible assets, other than goodwill:

	March 31, 2024			June 25, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$644,126	$(633,260)	$10,866	$644,138	$(631,420)	$12,718
Existing technology	747,386	(683,380)	64,006	717,331	(674,549)	42,782
Patents and other intangible assets	202,456	(134,849)	67,607	199,532	(116,659)	82,873
Intangible assets subject to amortization	1,593,968	(1,451,489)	142,479	1,561,001	(1,422,628)	138,373
In process research and development	—	—	—	30,081	—	30,081
Total intangible assets	$1,593,968	$(1,451,489)	$142,479	$1,591,082	$(1,422,628)	$168,454

The Company recognized $15.2 million and $13.8 million in intangible asset amortization expense during the three months ended March 31, 2024 and March 26, 2023, respectively. The Company recognized $42.0 million and $37.4 million in intangible asset amortization expense during the nine months ended March 31, 2024 and March 26, 2023, respectively.
Lam Research Corporation 2024 Q3 10-Q 13

The estimated future amortization expense of intangible assets as of March 31, 2024, is reflected in the table below. The table excludes $8.2 million of capitalized costs for intangible assets that have not been placed into service.

Fiscal Year	Amount
(in thousands)
2024 (remaining 3 months)	$13,945
2025	40,461
2026	25,770
2027	18,454
2028	14,695
Thereafter	20,955
$134,280

NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 31, 2024	June 25, 2023
	(in thousands)
Accrued compensation	$478,636	$481,354
Warranty reserves	231,391	256,781
Income and other taxes payable	244,828	460,630
Dividend payable	261,463	231,267
Restructuring	21,482	8,014
Other	553,842	572,591
	$1,791,642	$2,010,637

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
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of March 31, 2024, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of March 31, 2024, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $171.0 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
Lam Research Corporation 2024 Q3 10-Q 14

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
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of March 31, 2024, warranty reserves totaling $23.2 million were reported in Other long-term liabilities, the remainder were included in Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
	(in thousands)
Balance at beginning of period	$260,840	$318,969	$286,663	$256,258
Warranties issued during the period	43,479	54,158	139,713	225,735
Settlements made during the period	(45,916)	(60,440)	(147,595)	(187,174)
Changes in liability for warranties issued during the period	(74)	(942)	(148)	999
Changes in liability for pre-existing warranties	(3,757)	1,087	(24,061)	17,014
Balance at end of period	$254,572	$312,832	$254,572	$312,832

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
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase (1)	Average Price Paid Per Share (1)		Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 25, 2023					$3,537,217
Quarter ended September 24, 2023	1,257	$829,874	$660.01		$2,707,343
Quarter ended December 24, 2023	970	$640,267	$660.04		$2,067,076
Quarter ended March 31, 2024	828	$860,084	$774.77	(2)	$1,206,992

(1)    The Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under the repurchase program, as applicable, and is included in the cost of shares repurchased in the Condensed Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
Lam Research Corporation 2024 Q3 10-Q 15

(2)    Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure below regarding the Company’s accelerated share repurchase activity during the nine months ended March 31, 2024.
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three and nine months ended March 31, 2024, the Company acquired 123 thousand shares at a total cost of $120.1 million and 138 thousand shares at a total cost of $130.0 million, respectively, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
Accelerated Share Repurchase Agreements
On February 1, 2024, the Company entered into accelerated share repurchase agreements (the "February 2024 ASRs") with two financial institutions to repurchase a total of $700 million of Common Stock. The Company took an initial delivery of approximately 631 thousand shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on February 1, 2024. The total number of shares received under the February 2024 ASRs is based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the February 2024 ASRs occurred during April 2024, resulting in the receipt of approximately 140 thousand shares, which yielded a weighted-average share price of $917.38 (net of applicable excise taxes) for the transaction period.
The Company recorded the February 2024 ASRs as equity transactions; as such, at the time of receipt, shares were included in treasury stock at fair market value as of the corresponding trade date. The Company reflects shares received as a repurchase of common stock in the weighted average common shares outstanding calculation for basic and diluted earnings per share.
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
In the fiscal year ended June 25, 2023, the Company initiated a restructuring plan designed to better align the Company’s cost structure with its outlook for the economic environment and business opportunities. Under the plan, through March 31, 2024, the Company terminated approximately 1,760 employees, incurring expenses related to employee severance and separation costs. Employee severance and separation costs primarily relate to severance, non-cash severance, including equity award compensation expense, pension and other termination benefits. Additionally, the Company made a strategic decision to relocate certain manufacturing activities to pre-existing facilities and incurred charges to move inventory and equipment and exit selected supplier arrangements.
During the three months ended March 31, 2024, net restructuring costs of $15.2 million and $15.2 million were recorded in Restructuring charges, net - cost of goods sold, and Restructuring charges, net - operating expenses, respectively, in the Condensed Consolidated Statements of Operations. During the nine months ended March 31, 2024, net restructuring costs of $38.1 million and $19.0 million were recorded in Restructuring charges, net - cost of goods sold, and Restructuring charges, net - operating expenses, respectively in the Condensed Consolidated Statements of Operations. During the three and nine months ended March 26, 2023, net restructuring costs of $66.7 million and $40.4 million were recorded in Restructuring charges, net - cost of goods sold, and Restructuring charges, net - operating expenses, respectively in the Condensed Consolidated Statements of Operations.
The restructuring plan is expected to be substantially completed by the June 2024 quarter, and cumulative costs as of March 31, 2024 total $177.4 million.
Lam Research Corporation 2024 Q3 10-Q 16

The following table is a summary of the activity related to the restructuring plan:

	Severance and Benefits	Other	Total
	(in thousands)
Restructuring liability as of June 25, 2023	$7,989	$246	$8,235
Restructuring expense	30,512	26,542	57,054
Cash payments	(18,751)	(15,722)	(34,473)
Non-cash activities	(158)	(6,936)	(7,094)
Restructuring liability as of March 31, 2024	$19,592	$4,130	$23,722

Lam Research Corporation 2024 Q3 10-Q 17

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends and opportunities in the global economic environment; trends and opportunities in the semiconductor industry, including in the end markets and applications for semiconductors, and in device complexity; growth or decline in the industry and the market for, and spending on, wafer fabrication equipment; the anticipated levels of, and rates of change in, margins, market share, served available market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; restructuring activities; business process improvements and initiatives; volatility in our quarterly results; the makeup of our customer base; customer and end user requirements and our ability to satisfy those requirements; customer spending and demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our products and services; our competition, and our ability to defend our market share and to gain new market share; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; our supply chain and the role of suppliers in our business, including the impacts of supply chain constraints and material costs; our leadership and competency, and our ability to facilitate innovation; our research and development programs; our ability to create sustainable differentiation; technology inflections in the industry and our ability to identify those inflections and to invest in research and development programs to meet them; our ability to deliver multi-product solutions; the resources invested to comply with evolving standards and the impact of such efforts; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including, but not limited to, the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); hedging transactions; debt or financing arrangements; our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our strategic relevance with our customers; our ability to scale our operations to respond to changes in our business; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; and the sufficiency of our financial resources or liquidity to support future business activities (including, but not limited to, operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 25, 2023 (our “2023 Form 10-K”), our quarterly reports on Form 10-Q for the fiscal quarters ended September 24, 2023 and December 24, 2023, and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and nine months ended March 31, 2024, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2023 Form 10-K.
Lam Research Corporation 2024 Q3 10-Q 18

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
We believe we are in a strong position with our leadership and expertise in deposition, etch, and clean markets to facilitate some of the most significant innovations in semiconductor device manufacturing. Our Customer Support Business Group provides products and services to maximize installed equipment performance, predictability, and operational efficiency. Several factors create opportunities for sustainable differentiation for us: (i) our focus on research and development, with several on-going programs relating to sustaining engineering, product and process development, and concept and feasibility; (ii) our ability to effectively leverage cycles of learning from our broad installed base; (iii) our collaborative focus with semi-ecosystem partners, including our close-to-customer focus; (iv) our ability to identify and invest in the breadth of our product portfolio to meet technology inflections; and (v) our focus on delivering our multi-product solutions with a goal to enhance the value of Lam’s solutions to our customers.
In calendar year 2024, we anticipate higher wafer fabrication equipment spending, driven primarily by an increase in memory and non-memory market segments. In calendar year 2023, customer demand weakened due to wafer fabrication equipment spending reductions resulting primarily from weakness in the memory market. We initiated a restructuring plan in the quarter ended March 26, 2023 designed to better align the Company’s cost structure with our outlook. We continue to work towards a number of business process improvements and initiatives throughout the 2024 fiscal year and expect to incur expenditures from these activities in the range of $300 million, inclusive of the restructuring activity. Risks and uncertainties such as trade restrictions and the semiconductor demand environment may continue to negatively impact our revenue and operating margin. Over the longer term, we believe that secular demand for semiconductors, combined with technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will drive sustainable growth and lead to an increase in the served available market for our products and services in the deposition, etch, and clean businesses.

Lam Research Corporation 2024 Q3 10-Q 19

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	March 31, 2024	December 24, 2023
	(in thousands, except per share data and percentages)
Revenue	$3,793,558	$3,758,259
Gross margin	$1,800,536	$1,757,455
Gross margin as a percent of total revenue	47.5%	46.8%
Total operating expenses	$743,424	$700,243
Net income	$965,826	$954,266
Diluted net income per share	$7.34	$7.22
In the March 2024 quarter, revenue increased 1% compared to the three months ended December 24, 2023 (the “December 2023 quarter”), primarily driven by an increase in revenue generated in our China region. The deferred revenue balance was $1,745.8 million at the end of the March 2024 quarter, a decrease relative to the balance at the end of the December 2023 quarter of $1,928.0 million, mainly due to a decrease in advanced deposits. We aim to balance the requirements of our customers with the availability of resources, as well as performance to our operational and financial objectives. As a result, from time to time, we exercise discretion and judgment as to the timing and prioritization of manufacturing and delivery of products, which has impacted, and may in the future impact, the timing of revenue recognition with respect to such products.
The increase in gross margin as a percentage of revenue in the March 2024 quarter compared to the December 2023 quarter was primarily a result of favorable changes in product and customer mix, as well as improved factory efficiencies, partially offset by increased transformational charges and costs associated with the impairment of long-lived assets. The increase in operating expenses in the March 2024 quarter compared to the December 2023 quarter was driven by increases in employee-related costs as a result of the extra week in the March 2024 quarter and seasonality, partially offset by reduced spending on transformational activities.
Our cash and cash equivalents, investments, and restricted cash and investments balances increased slightly to $5.7 billion at the end of the March 2024 quarter compared to $5.6 billion at the end of the December 2023 quarter. This increase was primarily the result of $1,384.8 million of cash generated from operating activities, partially offset by $980.6 million of share repurchases, including net share settlement of employee stock-based compensation; $262.7 million of dividends paid to stockholders; and $103.7 million of capital expenditures. Employee headcount as of March 31, 2024 was approximately 17,200.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended		Nine Months Ended
	March 31, 2024	December 24, 2023	March 31, 2024	March 26, 2023
Revenue (in millions)	$3,794	$3,758	$11,034	$14,221
China	42%	40%	43%	26%
Korea	24%	19%	20%	20%
Japan	9%	14%	11%	10%
Taiwan	9%	13%	10%	20%
United States	6%	5%	7%	9%
Southeast Asia	5%	4%	4%	9%
Europe	5%	5%	5%	6%
The decrease in revenue for the nine months ended March 31, 2024 as compared to the same period in 2023 is primarily due to decreases in NAND as well as Foundry and Logic spending by our customers, partially offset by increases in dynamic random-access memory (“DRAM”) spending during this period.
Lam Research Corporation 2024 Q3 10-Q 20

The following table presents our revenue disaggregated between systems and customer support-related revenue:

	Three Months Ended		Nine Months Ended
	March 31, 2024	December 24, 2023	March 31, 2024	March 26, 2023
	(In thousands)
Systems revenue	$2,395,817	$2,299,286	$6,751,758	$8,985,538
Customer support-related revenue and other	1,397,741	1,458,973	4,282,121	5,235,721
	$3,793,558	$3,758,259	$11,033,879	$14,221,259

Please refer to Note 3, “Revenue,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The percentage of leading- and non-leading-edge equipment and upgrade revenue from each of the markets we serve was as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2024	December 24, 2023	March 31, 2024	March 26, 2023
Memory	44%	48%	44%	46%
Foundry	44%	38%	39%	36%
Logic/integrated device manufacturing	12%	14%	17%	18%
The decrease in the memory market segment for the March 2024 quarter compared to the December 2023 quarter is primarily attributable to DRAM spending. This is partially offset by increases in the Foundry market segment predominantly related to spending by our domestic China customers in the same period.
Gross Margin

	Three Months Ended		Nine Months Ended
	March 31, 2024	December 24, 2023	March 31, 2024	March 26, 2023
	(in thousands, except percentages)
Gross margin	$1,800,536	$1,757,455	$5,212,693	$6,318,796
Percent of revenue	47.5%	46.8%	47.2%	44.4%
Gross margin as a percentage of revenue was higher in the March 2024 quarter compared to the December 2023 quarter primarily as a result of favorable changes in product and customer mix, as well as improved factory efficiencies, partially offset by increased transformational charges and costs associated with the impairment of long-lived assets.
The increase in gross margin as a percentage of revenue in the nine months ended March 31, 2024 compared to the same period in the prior year was primarily due to favorable customer mix and reduced spending on material costs.
Research and Development

	Three Months Ended		Nine Months Ended
	March 31, 2024	December 24, 2023	March 31, 2024	March 26, 2023
	(in thousands, except percentages)
Research & development (“R&D”)	$512,274	$469,712	$1,404,615	$1,325,211
Percent of revenue	13.5%	12.5%	12.7%	9.3%
We continued to make significant R&D investments in the March 2024 quarter focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. The increase in R&D expense in the March 2024 quarter compared to the December 2023 quarter was primarily driven by increases in employee-related costs as a result of seasonality and the extra week in the quarter, as well as increased spending on transformational activities.
R&D expense in the nine months ended March 31, 2024 increased compared to the same period in the prior year, driven by increases in employee-related costs, deferred compensation plan-related costs and depreciation, as well as higher spending on supplies.
Lam Research Corporation 2024 Q3 10-Q 21

Selling, General, and Administrative

	Three Months Ended		Nine Months Ended
	March 31, 2024	December 24, 2023	March 31, 2024	March 26, 2023
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$215,904	$228,843	$651,770	$632,922
Percent of revenue	5.7%	6.1%	5.9%	4.5%
SG&A expense during the March 2024 quarter decreased in comparison to the December 2023 quarter, primarily driven by decreases in transformational costs.
SG&A expense during the nine months ended March 31, 2024 increased compared to the same period in the prior year, driven by increases in transformational and deferred compensation-related costs, partially offset by decreases in spending for outside services and supplies.
Restructuring Charges, Net

	Three Months Ended		Nine Months Ended
	March 31, 2024	December 24, 2023	March 31, 2024	March 26, 2023
	(in thousands, except percentages)
Restructuring charges, net	$30,448	$16,645	$57,054	$107,128
Percent of revenue	0.8%	0.4%	0.5%	0.8%
During fiscal year 2023, we initiated a restructuring plan designed to better align our cost structure with our outlook for the economic environment and business opportunities. Under the plan we terminated approximately 1,760 employees, incurring expenses related to employee severance and separation costs. Employee severance and separation costs primarily relate to severance, non-cash severance, including equity award compensation expense, pension and other termination benefits. Additionally, we made a strategic decision to relocate certain manufacturing activities to pre-existing facilities.
Restructuring charges in the March 2024 quarter increased compared to the December 2023 quarter, due primarily to employee severance and separation costs associated with workforce reduction activities during the March 2024 quarter.
Restructuring charges decreased during the nine months ended March 31, 2024 compared to the same period in the prior year due primarily to lower employee severance and separation costs.
Please refer to Note 15, “Restructuring charges, net,” to our Condensed Consolidated Financial Statements, included in Part I of this Form 10-Q for additional information.
Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31, 2024	December 24, 2023	March 31, 2024	March 26, 2023
	(in thousands)
Interest income	$71,752	$57,595	$185,911	$83,155
Interest expense	(47,153)	(46,313)	(138,797)	(139,930)
Gains on deferred compensation plan-related assets, net	26,495	25,530	49,124	3,588
Foreign exchange losses, net	(4,344)	(568)	(3,643)	(8,812)
Other, net	(10,677)	(6,405)	(24,082)	(12,661)
	$36,073	$29,839	$68,513	$(74,660)

Interest income increased for the three and nine months ended March 31, 2024 compared to the three months ended December 24, 2023, and nine months ended March 26, 2023, respectively, primarily due to higher yields and higher average balances.
Interest expense is consistent across all periods presented.
Lam Research Corporation 2024 Q3 10-Q 22

The gains on deferred compensation plan-related assets, net were driven by fluctuations in the fair market value of the underlying funds for all periods presented.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures for all periods presented.
The losses in other, net for the three and nine months ended March 31, 2024 increased compared to the three months ended December 24, 2023 and nine months ended March 26, 2023, respectively, primarily driven by fluctuations in the fair market value of equity investments.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2024	December 24, 2023	March 31, 2024	March 26, 2023
	(in thousands, except percentages)
Income tax expense	$127,359	$132,785	$398,376	$537,201
Effective tax rate	11.7%	12.2%	12.4%	12.7%

The decrease in the effective tax rate for the March 2024 quarter compared to the December 2023 quarter and for the nine months ended March 31, 2024 compared to the same period in the prior year was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions and higher stock-based compensation excess tax benefits.
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
Lam Research Corporation 2024 Q3 10-Q 23

Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, investments, and restricted cash and investments balances were $5.7 billion at March 31, 2024 compared to $5.6 billion as of June 25, 2023. This slight increase was primarily driven by cash generated from operating activities totaling $3,789.8 million, partially offset by $2,469.3 million of share repurchases, including net share settlement on employee stock-based compensation; $757.5 million in dividends paid, $295.9 million in capital expenditures; and $255.2 million of repayment of debt largely associated with the purchase of certain properties under finance leases.
Net cash provided by operating activities of $3,789.8 million during the nine months ended March 31, 2024, consisted of (in thousands):

Net income	$2,807,490
Non-cash charges:
Depreciation and amortization	271,342
Equity-based compensation expense	213,966
Deferred income taxes	(137,606)
Changes in operating asset and liability accounts	620,405
Other	14,242
$3,789,839

Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: decreases in accounts receivable of $614.5 million and inventory of $439.4 million, and an increase in trade accounts payable of $55.9 million. These sources of cash are offset by the following uses of cash: a decrease in accrued expenses and other liabilities of $354.3 million, a decrease in deferred gross profit of $93.5 million, and an increase in prepaid expenses and other current assets of $41.6 million.
Cash Flow from Investing Activities
Net cash used for investing activities during the nine months ended March 31, 2024, was $269.0 million, primarily consisting of $295.9 million in capital expenditures, partially offset by proceeds from net maturities of available-for-sale securities of $37.8 million.
Cash Flow from Financing Activities
Net cash used for financing activities during the nine months ended March 31, 2024, was $3,421.7 million, primarily consisting of $2,469.3 million in treasury stock repurchases, including net share settlement on employee stock-based compensation, $757.5 million in dividends paid, and $255.2 million of repayment of debt, largely associated with the purchase of certain properties under finance leases.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments as of March 31, 2024, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, factors outside of our control, including uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, are currently, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
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
Lam Research Corporation 2024 Q3 10-Q 24

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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Lam Research Corporation 2024 Q3 10-Q 25

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
INDUSTRY AND CUSTOMER RISKS
The Semiconductor Capital Equipment Industry Is Subject to Variability and Periods of Rapid Growth or Decline; We Therefore Face Risks Related to Our Strategic Resource Allocation Decisions
The semiconductor capital equipment industry has historically been characterized by rapid changes in demand. Variability in our customers’ business plans may lead to changes in demand for our equipment and services, which could negatively impact our results. The variability in our customers’ investments during any particular period is dependent on several factors, including, but not limited to, electronics demand, economic conditions (both general and in the semiconductor and electronics industries), industry supply and demand, prices for semiconductors, and our customers’ ability to develop and manufacture increasingly complex and costly semiconductor devices. The changes in demand may require our management to adjust spending and other resources allocated to operating activities.
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
Future Declines in the Semiconductor Industry, and the Overall World Economic Conditions on Which It Is Significantly Dependent, Could Have a Material Adverse Impact on Our Results of Operations and Financial Condition
Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. With the consolidation of customers within the industry, the semiconductor capital equipment market may experience rapid changes in demand driven both by changes in the market generally and the plans and requirements of particular customers. The economic, regulatory, political, and business conditions occurring nationally, globally, or in any of our key sales regions, which are often unpredictable, have historically impacted customer demand for our products and services and normal commercial relationships with our customers, suppliers, and creditors. Additionally, in times of economic uncertainty, our customers’ budgets for our products, or their ability to access credit to purchase them, could be adversely affected. This would limit their ability to purchase our products and services. As a result, changing economic, regulatory, political or business conditions can cause material adverse changes to our results of operations and financial condition, including, but not limited to:
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
Lam Research Corporation 2024 Q3 10-Q 26

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
Lam Research Corporation 2024 Q3 10-Q 27

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
Lam Research Corporation 2024 Q3 10-Q 28

affect operating results in a particular quarter or year. Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:
•legal, tax, accounting, or regulatory changes (including, but not limited to, changes in import/export regulations and tariffs, such as regulations imposed by the U.S. government restricting exports to China) or changes in the interpretation or enforcement of existing requirements;
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
•transportation, communication, demand, information technology, or supply disruptions based on factors outside our control, such as strikes, acts of God, wars, terrorist activities, widespread outbreak of illness, natural or man-made disasters, international conflict, or climate change;
•management of supply chain risks;
•rising inflation or interest rates; and
•changes in our estimated effective tax rate.
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part I Item 2. Results of Operations of this quarterly report on Form 10-Q, accounted for approximately 93%, 91%, and 92% of total revenue in the nine months ended March 31, 2024 and fiscal years 2023, and 2022, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
Lam Research Corporation 2024 Q3 10-Q 29

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
Lam Research Corporation 2024 Q3 10-Q 30

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
Lam Research Corporation 2024 Q3 10-Q 31

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
•information technology or infrastructure failures, including those of a third-party supplier or service provider; and
•transportation or supply disruptions based on factors outside our control, such as strikes, acts of God, wars, terrorist activities, widespread outbreak of illness, natural or man-made disasters, international conflict, or climate change.
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
We Face Risks Related to the Disruption of Our Primary Manufacturing and R&D Facilities
While we maintain business continuity plans, our manufacturing and R&D facilities are concentrated in a limited number of locations. These locations are subject to disruption for a variety of reasons, such as natural or man-made disasters, widespread outbreaks of illness, war, terrorist activities, political or governmental unrest or instability, disruptions of our information technology resources, utility interruptions, international conflict, the effects of climate change, or other events beyond our control. Such disruptions may cause delays in developing or shipping our products, in engaging with customers on new product applications, or in supporting customers, which could result in the loss of business or customer trust, adversely affecting our business and operating results.
The COVID-19 Pandemic Adversely Impacted, and May in the Future Adversely Impact, Our Business, Operations, and Financial Results
The COVID-19 pandemic and efforts by national, state and local governments worldwide to control its spread resulted in measures aimed at containing the disease such as quarantines, travel bans, shutdowns, and shelter in place or “stay at home” orders, which collectively significantly restricted the movement of people and goods and the ability of businesses to operate. While the exceptional COVID-19 related challenges have mostly subsided, these restrictions and measures, incidents of confirmed or suspected infections within our workforce or those of our suppliers or other business partners, and our efforts to act in the best interests of our employees,
Lam Research Corporation 2024 Q3 10-Q 32

customers, and suppliers, previously affected and in the future may affect our business and operations by, among other things, causing facility closures, production delays and capacity limitations; disrupting production by our supply chain; disrupting the transport of goods from our supply chain to us and from us to our customers; requiring modifications to our business processes; requiring the implementation of business continuity plans; requiring the development and qualification of alternative sources of supply; requiring the implementation of social distancing measures that impede manufacturing processes; disrupting business travel; disrupting our ability to staff our on-site manufacturing and research and development facilities; delaying capital expansion projects; and necessitating teleworking by portions of our workforce. These impacts caused and, in the future, may cause delays in product shipments and product development, increases in costs, and decreases in revenue, profitability and cash from operations, which caused and, in the future, may cause an adverse effect on our results of operations that may be material. The pandemic resulted at various times in significant disruption of global financial markets, increases in levels of unemployment, and economic uncertainty, which adversely impacted our business and may do so in the future, and may lead to significant negative impacts on customer spending, demand for our products, the ability of our customers to pay, our financial condition and the financial condition of our suppliers, and our access to external sources of financing to fund our operations and capital expenditures.
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
Lam Research Corporation 2024 Q3 10-Q 33

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
LEGAL, REGULATORY AND TAX RISKS
Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 43%, 26%, and 31% of our total revenue for the nine months ended March 31, 2024 and fiscal years 2023 and 2022, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. Recently, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. Most recently, the U.S. government has enacted new rules aimed at restricting China’s ability to manufacture advanced semiconductors, which include restrictions on exports, reexports or transfers to, or shipping, transmitting, transferring, or facilitating such movement to, or performing services at, customer facilities in China engaged in certain technology end-uses, without appropriate authorizations obtained from U.S. authorities. In addition, the U.S. Department of Commerce has enacted new rules that have expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses; has added additional Chinese companies to its restricted entity list and unverified list under suspicion of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns (including Semiconductor Manufacturing International Corporation, or SMIC, and related entities, and Yangtze Memory Technologies Co., Ltd., or YMTC, and related entities); and has expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, such as SMIC, YMTC and ChangXin Memory Technologies, Inc., and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including, but not limited to, Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our results of operations.
Lam Research Corporation 2024 Q3 10-Q 34

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
Lam Research Corporation 2024 Q3 10-Q 35

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
Lam Research Corporation 2024 Q3 10-Q 36

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
Lam Research Corporation 2024 Q3 10-Q 37

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
Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2, 3)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program (3)
	(in thousands, except per share data)
Available balance as of June 25, 2023					$3,537,217
Quarter ended September 24, 2023	1,266	$659.88		1,257	2,707,343
Quarter ended December 24, 2023	976	$660.25		970	2,067,076
December 25, 2023 - January 21, 2024	156	$757.33		156	1,949,025
January 22, 2024 - February 18, 2024	674	$843.30		672	1,206,992
February 19, 2024 - March 31, 2024	121	$980.72		—	1,206,992
Quarter ended March 31, 2024	951	$853.12	(4)	828	$1,206,992

(1)    During the three and nine months ended March 31, 2024, we acquired 123 thousand shares at a total cost of $120.1 million, and 138 thousand shares at a total cost of $130.0 million, respectively, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.
(2)    Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure below regarding our accelerated share repurchase activity during the nine months ended March 31, 2024.
Lam Research Corporation 2024 Q3 10-Q 38

(3)    Our net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under repurchase programs, as applicable, and is included in the cost of shares repurchased in the Condensed Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
(4)    Average price paid per share presented is for the quarter ended March 31, 2024.
Accelerated Share Repurchase Agreements
On February 1, 2024, we entered into accelerated share repurchase agreements (the "February 2024 ASRs") with two financial institutions to repurchase a total of $700 million of Common Stock. We took an initial delivery of approximately 631 thousand shares, which represented 75% of the prepayment amount divided by our closing stock price on February 1, 2024. The total number of shares received under the February 2024 ASRs is based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the February 2024 ASRs occurred during April 2024, resulting in the receipt of approximately 140 thousand shares, which yielded a weighted-average share price of $917.38 (net of applicable excise taxes) for the transaction period.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the Company’s fiscal quarter ended March 31, 2024, except for the following arrangements, none of the Company’s directors or officers adopted, modified, or terminated a trading arrangement for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Arrangement”) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K):
•On February 27, 2024, Timothy M. Archer, the President and Chief Executive Officer of the Company, adopted a Rule 10b5-1 Trading Arrangement. Mr. Archer’s Rule 10b5-1 Trading Arrangement provides for: (i) the potential sale of up to 9,650 shares of the Company’s common stock; and (ii) the potential exercise of 19,347 stock options expiring on December 6, 2025, and the associated sale of up to 19,347 shares of the Company’s common stock resulting from such exercise. Mr. Archer’s Rule 10b5-1 Trading Arrangement has a termination date of February 27, 2025.
•On February 15, 2024, Neil J. Fernandes, the Senior Vice President, Global Customer Operations, of the Company, adopted a Rule 10b5-1 Trading Arrangement. Mr. Fernandes’ Rule 10b5-1 Trading Arrangement provides for a contribution of up to 4,409 shares of the Company’s common stock to an exchange fund in exchange for shares of that fund. Mr. Fernandes’ Rule 10b5-1 Trading Arrangement has a termination date of June 27, 2024.
•In addition, on February 23, 2024, Mr. Fernandes adopted a second Rule 10b5-1 Trading Arrangement. Mr. Fernandes’ second Rule 10b5-1 Trading Arrangement provides for the potential sale of up to 2,370 shares of the Company’s common stock pursuant to the terms of the Rule 10b5-1 Trading Arrangement. Trading under Mr. Fernandes’ second Rule 10b5-1 Trading Arrangement is not authorized to begin until after all transactions under his earlier-commencing Rule 10b5-1 Trading Arrangement are completed or expired without execution. Mr. Fernandes’ second Rule 10b5-1 Trading Arrangement has a termination date of March 14, 2025.
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
Lam Research Corporation 2024 Q3 10-Q 39

ITEM 6.    Exhibits

Exhibit Number	Description

10.1*	Form of Restricted Stock Unit Agreement (U.S. Participants) - 2015 Stock Incentive Plan

10.2*	Form of Restricted Stock Unit Agreement (International Participants) - 2015 Stock Incentive Plan

10.3*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan

10.4*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________________________

*Indicates management contract or compensatory plan or arrangement.

Lam Research Corporation 2024 Q3 10-Q 40

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 29, 2024	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Lam Research Corporation 2024 Q3 10-Q 41