Form 10-K
period 2024-06-30
LAM RESEARCH CORP
filed 2024-08-29
CIK 707549

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
None
(Title of class)
_______________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 24, 2023, the last business day of the most recently completed second fiscal quarter, was $83,831,499,278. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation based on the assumption that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.
As of August 22, 2024, the Registrant had 129,876 thousand outstanding shares of Common Stock.
_________________________
Documents Incorporated by Reference
Parts of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders expected to be held on or about November 5, 2024, are incorporated by reference into Part III of this Form 10-K. Except as expressly incorporated by reference herein, the Registrant’s proxy statement shall not be deemed to be part of this report.

Table of Content
 LAM RESEARCH CORPORATION
2024 ANNUAL REPORT ON FORM 10-K

Lam Research Corporation 2024 10-K 2

Table of Content
PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends and opportunities in the global economic environment; trends and opportunities in the semiconductor industry, including in the end markets and applications for semiconductors, in device complexity, and in the complexity of device manufacturing; growth or decline in the industry and the market for, and spending on, wafer fabrication equipment; the anticipated levels of, and rates of change in, margins, market share, served available market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; restructuring activities; business process improvements and initiatives; volatility in our quarterly results; the makeup of our customer base; customer and end user requirements and our ability to satisfy those requirements; the performance and benefits of our products and services; customer spending and demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our products and services; our competition, and our ability to defend our market share and to gain new market share; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; our supply chain and the role of suppliers in our business, including the impacts of supply chain constraints and material costs; our leadership and competency, and our ability to facilitate innovation; our research and development programs; the opportunities in our industry for, and our ability to create, sustainable differentiation; technology inflections in the industry and our ability to identify those inflections and to invest in research and development programs to meet them; our ability to deliver multi-product solutions; the resources invested to comply with evolving standards and the impact of such efforts; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including, but not limited to, the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); hedging transactions; debt or financing arrangements; our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our ability to scale our operations to respond to changes in our business; our goals and initiatives with respect to environmental, social and governance matters, including emissions, and human capital, including inclusion and diversity; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; and the sufficiency of our financial resources or liquidity to support future business activities (including, but not limited to, operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
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

Lam Research Corporation 2024 10-K 3

Table of Content
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
Demand from cloud computing (the “Cloud”), artificial intelligence, 5G, the Internet of Things (“IoT”), and other markets is driving the need for increasingly powerful and cost-efficient semiconductors. At the same time, there are growing technical challenges with traditional two-dimensional scaling. These trends are driving significant inflections in semiconductor manufacturing, such as the increasing importance of vertical scaling strategies like three-dimensional (“3D”) architecture as well as multiple patterning to enable shrinks.
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
Our Customer Support Business Group (“CSBG”) provides products and services to maximize installed equipment performance, predictability, and operational efficiency. We offer a broad range of services to deliver value throughout the lifecycle of our equipment, including customer service, spares, upgrades, and new and refurbished non-leading edge products in our deposition, etch, and clean markets. Many of the technical advances that we introduce in our newest products are also available as upgrades, which provide customers with a cost-effective strategy for extending the performance and capabilities of their existing wafer fabrication lines. Service offerings include fleet level Equipment Intelligence® solutions to maximize the productivity of our customers through system uptime or availability optimization, throughput improvements, and defect reduction. Our spares product line offers running cost optimization programs and focuses on product life extension to help customers increase the return on their capital purchases. Additionally, within CSBG, our Reliant® product line offers new and refurbished non-leading edge products in deposition, etch and clean markets for those applications that do not require the most advanced wafer processing capability.

Lam Research Corporation 2024 10-K 4

Table of Content
Products

Market	Process/Application	Technology	Products
Deposition	Metal Films	Electrochemical Deposition (“ECD”) (Copper & Other)	SABRE® family
		Chemical Vapor Deposition (“CVD”) Atomic Layer Deposition (“ALD”) (Tungsten & Molybdenum)	ALTUS® family
	Dielectric Films	Plasma-enhanced CVD (“PECVD”) ALD Gapfill High-Density Plasma CVD (“HDP-CVD”)	VECTOR® family Striker® family SPEED® family
Etch	Conductor Etch	Reactive Ion Etch	Kiyo® family, Versys® Metal family
	Dielectric Etch	Reactive Ion Etch	Flex® family Vantex® family
	Through-silicon Via (“TSV”) Etch	Deep Reactive Ion Etch	Syndion® family
Clean	Wafer Cleaning	Wet Clean	EOS®, DV-Prime®, Da Vinci®, SP Series
	Bevel Cleaning	Dry Plasma Clean	Coronus® family
Deposition Processes and Product Families
Deposition processes create layers of dielectric (insulating) and metal (conducting) materials used to build a semiconductor device. Depending on the type of material and structure being made, different techniques are employed. Electrochemical deposition creates the copper wiring (interconnect) that links devices in an integrated circuit (“IC” or “chip”). Plating of copper and other metals is also used for TSV and WLP applications. Tiny molybdenum or tungsten connectors and thin barriers are made with the precision of chemical vapor deposition and atomic layer deposition, which adds only a few layers of atoms at a time. Plasma-enhanced CVD, high-density plasma CVD, and ALD are used to form the critical insulating layers that isolate and protect all of these electrical structures. Lastly, post-deposition treatments such as ultraviolet thermal processing are used to improve dielectric film properties.
ALTUS® Product Family
Tungsten and/or molybdenum deposition is used to form conductive features such as contacts, vias, and wordlines on a chip. These features are small, often narrow, and use only a small amount of metal, so minimizing resistance and achieving complete fill can be difficult. At these nanoscale dimensions, even slight imperfections can impact device performance or cause a chip to fail. Our ALTUS® systems combine CVD and ALD technologies to deposit the highly conformal or selective films as needed for advanced tungsten or molybdenum metallization applications in both logic and memory. The Multi-Station Sequential Deposition architecture enables nucleation layer formation and bulk CVD/ALD fill to be performed in the same chamber (“in situ”). Our ALD technologies are used in the deposition of barrier films to achieve high step coverage with reduced thickness at lower temperatures relative to a conventional process.
SABRE® Product Family
Copper deposition lays down the electrical wiring for most semiconductor devices. Even the smallest defect - say, a microscopic pinhole or dust particle - in these conductive structures can impact device performance, from loss of speed to complete failure. The SABRE® ECD product family, which helped pioneer the copper interconnect transition, offers the precision needed for copper damascene manufacturing in logic and memory. System capabilities include cobalt deposition for logic applications and copper deposition directly on various liner materials, which is important for next-generation metallization schemes. For advanced packaging applications, such as forming conductive bumps, redistribution layers, TSV filing, and wafer level bonding, the SABRE® 3D family combines Lam’s SABRE Electrofill® technology with additional innovation to deliver the high-quality films needed at high productivity. The modular architecture can be configured with multiple plating and pre/post-treatment cells, providing flexibility to address a variety of packaging applications, including HBM.
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

Lam Research Corporation 2024 10-K 5

Table of Content
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
VECTOR® Product Family
Dielectric film deposition processes are used to form some of the most difficult-to-produce insulating layers in a semiconductor device, including those used in the latest transistors and 3D structures. In some applications, these films require dielectric films to be exceptionally uniform and defect free since slight imperfections are multiplied greatly in subsequent layers. Our VECTOR® PECVD products are designed to provide the performance and flexibility needed to create these enabling structures within a wide range of challenging device applications. As a result of its design, VECTOR® produces superior thin film quality, along with exceptional within-wafer and wafer-to-wafer uniformity.
Etch Processes and Product Families
Etch processes create chip features by selectively removing dielectric, metal, silicon and poly silicon materials, including films that have been added during deposition. Reactive ion etch processing enables device-critical formation steps to enable transistor performance, create storage capacitors, and memory cells. Low temperature, cryogenic etching enables the use of new, novel chemistries to deliver increased high aspect ratio etch capability.
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
Vantex® Product Family
Dielectric etch processes remove non-conductive materials during the manufacturing of a semiconductor device. Leading-edge memory devices have especially challenging structures, such as extremely deep holes and trenches, that must be manufactured with tight tolerances. Our latest dielectric etch system, Vantex® creates high aspect ratio device features while maintaining critical dimension (“CD”) uniformity and selectivity. Vantex® is part of our Sense.i® platform and offers advanced RF technology and repeatable wafer-to-wafer performance enabled by Equipment Intelligence® solutions to meet the needs of advanced memory manufacturing, primarily in 3D NAND high aspect ratio hole, trench, contact, and capacitor cell applications.
Kiyo® Product Family
Conductor etch helps shape the electrically active materials used in the parts of a semiconductor device. Even a slight variation in these miniature structures can degrade device performance. In fact, these structures are so tiny and sensitive that etch processes push the boundaries of the basic laws of physics and chemistry. Our Kiyo® product family delivers the high-performance capabilities needed to precisely and consistently form these features precisely and with high productivity. Proprietary Hydra technology in Kiyo® products improves CD uniformity by correcting for incoming pattern variability, and atomic-scale variability control with production-worthy throughput.
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

Lam Research Corporation 2024 10-K 6

Table of Content
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
Fiscal Periods Presented
All references to fiscal years apply to our fiscal years, which ended June 30, 2024, June 25, 2023, and June 26, 2022.
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

Lam Research Corporation 2024 10-K 7

Table of Content
or non-conformity and also makes the items available for inspection and repair. We also offer extended warranty packages to our customers to purchase as desired.
International Sales
A significant portion of our sales and operations occur outside the United States (“U.S.”) and, therefore, may be subject to certain risks, including but not limited to compliance with U.S. and international laws and regulations, including U.S. export restrictions; tariffs and other barriers; difficulties in staffing and managing non-U.S. operations; adverse tax consequences; foreign currency exchange rate fluctuations; changes in currency controls; and economic and political conditions. Any of these factors may have a material adverse effect on our business, financial position, and results of operations and cash flows. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Refer to Note 19 of our Consolidated Financial Statements, included in Part II, Item 8 of this 2024 Form 10-K, for the attribution of revenue by geographic region.
Long-lived Assets
Refer to Note 19 of our Consolidated Financial Statements, included in Part II, Item 8 of this 2024 Form 10-K, for information concerning the geographic locations of long-lived assets.
Customers
Our customers include many of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances, and licensing arrangements which have the potential to positively or negatively impact our competitive position and market opportunities. Refer to Note 9 of our Consolidated Financial Statements, included in Part II, Item 8 of this report, for information concerning customer concentrations. Our most significant customers during the fiscal years ending June 30, 2024, June 25, 2023, and June 26, 2022 included Micron Technology, Inc.; Samsung Electronics Company, Ltd.; SK hynix Inc.; and Taiwan Semiconductor Manufacturing Company.
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

Lam Research Corporation 2024 10-K 8

Table of Content
Regulations that impact trade, including tariffs, export controls, taxes, trade barriers, sanctions, the termination or modification of trade agreements, trade zones, and other duty mitigation initiatives, have the potential to increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition. For additional details regarding the impacts of compliance with trade laws and regulations, please refer to “Business and Operational Risks – Our Future Success Depends Heavily on International Sales and the Management of Global Operations” and “Legal, Regulatory and Tax Risks – Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China” in Item 1A: Risk Factors.
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
An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, enhance our technological capabilities, or accomplish other strategic objectives. However, for regulatory or other reasons, we may not be successful in our attempts to acquire or dispose of businesses, products, or technologies. For additional details regarding the impacts of regulations on acquisitions or dispositions we may attempt, please refer to “Business and Operational Risks – If We Choose to Acquire or Dispose of Businesses, Product Lines, and Technologies, We May Encounter Unforeseen Costs and Difficulties That Could Impair Our Financial Performance” in Item 1A: Risk Factors.
We are subject to a variety of domestic and international governmental regulations related to the handling, discharge, and disposal of toxic, volatile, or otherwise hazardous chemicals. For additional details regarding the impacts of compliance with environmental laws and regulations, please refer to “Legal, Regulatory and Tax Risks – Increasing and Evolving Environmental Regulations May Adversely Affect Our Operating Results” in Item 1A: Risk Factors.
Environmental, Social, and Governance
We strive to incorporate environmental, social and governance ("ESG") considerations into everything we do – from our operations and workplace practices, to how we source our materials and design our products. Our ESG report for calendar year 2023 details, among other items, a number of ESG goals. One such goal is to achieve net zero emissions by 2050, which we are working to achieve in part by meeting a number of interim targets related to our environmental impact. There have been no material impacts to capital expenditures or our results of operations associated with this goal, and there are no material cash commitments associated with the goal as of the fiscal year ended June 30, 2024.
Information contained on our website or in our annual ESG Report is not incorporated by reference into this or any other report we file with the Securities and Exchange Commission, or the SEC. Refer to Item 1A: Risk Factors for a discussion of risks and uncertainties we face related to ESG.
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

Lam Research Corporation 2024 10-K 9

Table of Content
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
As of August 22, 2024, we had approximately 17,450 regular full-time employees, of which over 29% were engaged in research and development. Approximately 44% of our regular full-time employees are located in the United States, 49% in Asia, and 7% in Europe.
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
Employment, Recruitment and Development
Our talented people are what makes our success possible. Many of our recruitment efforts are carried out through partnerships with key universities. In fact, many of our senior executives began their careers with us right out of college, demonstrating that programs that recruit university students have the potential to contribute to our leadership pipeline. To tap into the best and brightest students, we prioritize core initiatives including an internship program, campus events, and thesis awards and scholarships. Through the spirit of continuous improvement, we accelerate skill building and development, create career opportunities, and expand professional networks for employees. We provide a wide range of opportunities globally to support our commitment to developing the best talent. Our mentorship, coaching, and professional development programs support this commitment along with our self-directed online learning platform that intelligently aligns content with skill building needs. Additionally, our leadership development programs are designed to scale leadership across our business, empowering leaders to motivate, inspire, and lead employees through change, ultimately accelerating business outcomes.
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
Total Rewards
Our Total Rewards program incorporates a comprehensive compensation and benefits package aimed at supporting employees and their families with financial, physical, and mental well-being programs that meet their needs. We conduct an annual review of salaries and benefits packages using third-party benchmarking surveys to ensure that our offerings are aligned with the marketplace and attractive to top talent. We offer our employees a competitive 401(k) benefit, an employee stock purchase plan, tuition reimbursement, and annual cash bonuses. Stock awards are offered to executives and select employees.

Lam Research Corporation 2024 10-K 10

Table of Content
We recognize the importance of time away from work, so we offer annual paid holidays and time off to relax and recharge or take care of personal business. Additionally, we offer paid parental leave benefits for parents welcoming a new child to the family through birth, adoption, or foster care placement.
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
Information about our Executive Officers
As of August 22, 2024, the executive officers of Lam Research were as follows:

Name	Age	Position(s)
Timothy M. Archer	57	President, Chief Executive Officer
Douglas R. Bettinger	57	Executive Vice President, Chief Financial Officer
Patrick J. Lord	58	Executive Vice President, Chief Operating Officer
Neil J. Fernandes	57	Senior Vice President, Global Customer Operations
Ava A. Harter	54	Senior Vice President, Chief Legal Officer and Secretary
Vahid Vahedi	58	Senior Vice President, Chief Technology and Sustainability Officer
Seshasayee (Sesha) Varadarajan	49	Senior Vice President, Global Products Group
Timothy M. Archer has been our president and chief executive officer since December 2018. Prior to this, he served as our president and chief operating officer, from January 2018 to November 2018. Mr. Archer joined us in June 2012 as our executive vice president, chief operating officer. Prior to joining us, he spent 18 years at Novellus Systems, Inc., (“Novellus”) in various technology development and business leadership roles, including most recently as chief operating officer from January 2011 to June 2012; executive vice president of Worldwide Sales, Marketing, and Customer Satisfaction from September 2009 to January 2011; and executive vice president of the PECVD and Electrofill Business Units from November 2008 to September 2009. His tenure at Novellus also included assignments as senior director of technology for Novellus Systems Japan from 1999 to 2001 and senior director of technology for the Electrofill Business Unit from April 2001 to April 2002. He started his career in 1989 at Tektronix, where he was responsible for process development for high-speed bipolar ICs. Mr. Archer has served as a member of the board of directors of Johnson Controls International public limited company, a global provider of building technology, software, and services, since March 2024, where he is a member of the compensation and talent development committee. He also serves on the International Board of Directors for SEMI, the global industry association representing the electronics manufacturing and design supply chain. From 2020 to 2022, Mr. Archer served as chairman of the board for the National GEM Consortium, a nonprofit organization that is dedicated to increasing the participation of underrepresented groups at the master’s and doctoral levels in engineering and science. Mr. Archer completed the Program for Management Development at the Harvard Graduate School of Business and earned a B.S. degree in applied physics from the California Institute of Technology.
Douglas R. Bettinger is our executive vice president and chief financial officer with responsibility for Finance, Tax, Treasury, and Investor Relations and Corporate Analytics. Prior to joining the Company in 2013, Mr. Bettinger served as senior vice president and chief financial officer of Avago Technologies from 2008 to 2013. From 2007 to 2008, he served as vice president of Finance and corporate controller at Xilinx, Inc., and from 2004 to 2007, he was chief financial officer at 24/7 Customer, a privately held company. Mr. Bettinger worked at Intel Corporation from 1993 to 2004, where he held several senior-level finance positions, including corporate planning and reporting controller and Malaysia site operations controller. Mr. Bettinger currently serves on the Board of Directors of Lattice Semiconductor Corporation, the SEMI Board of Industry Leaders, and the Industrial Advisory Board of the University of Wisconsin School of Engineering. Mr. Bettinger earned an M.B.A. degree in finance from the University of Michigan and a B.S. degree in economics from the University of Wisconsin in Madison.
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

Lam Research Corporation 2024 10-K 11

Table of Content
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
Neil J. Fernandes is our senior vice president of Global Customer Operations, a position he has held since March 2023. Previously, he was group vice president of Business Development and Sales Operations and held other senior sales and customer-focused leadership positions at Lam. He joined the company in 2012 through the acquisition of Novellus, where he was the vice president of Sales Operations. Prior to that role, he held range of management positions in product marketing and process engineering at Novellus, Gasonics and Watkins-Johnson. Mr. Fernandes earned an M.S. degree in mechanical engineering from the University of Texas at Austin and a B.E. in mechanical engineering from the Manipal Institute of Technology.
Ava A. Harter is our senior vice president, chief legal officer and secretary. She joined us in July 2024 and is responsible for global legal matters, ethics and compliance, global trade, and government affairs. Prior to joining us, she served as executive vice president and chief legal officer at Whirlpool Corporation, a home appliance and consumer products company, from December 2020 to March 2024, and as senior vice president, general counsel, and corporate secretary at Owens Corning, a building and construction materials company, from May 2015 to November 2020. Prior to that, she held legal roles at General Electric and The Dow Chemical Company. She also worked at the law firms of Jones Day and Thompson Hine LLP and was an adjunct professor at the Case Western Reserve University Law School. Ms. Harter earned her J.D. from Northwestern University School of Law, an M.B.A. in sociology from the University of Nebraska, and a B.A. in political science from Northwestern University.
Vahid Vahedi is our senior vice president and chief technology and sustainability officer, a position he has held since March 2024. Dr. Vahedi previously served as senior vice president and chief technology officer beginning March 2023; senior vice president and general manager of the Etch business unit beginning February 2018; and group vice president of the Etch product group beginning March 2012. Previously, he served as vice president of Etch Business Product Management and Marketing, vice president of Dielectric Etch, vice president of Conductor and 3DIC Etch, and director of Conductor Etch Technology Development. He joined us in 1995. He earned his Ph.D., M.S., and B.S. degrees in electrical engineering and computer science from the University of California at Berkeley.
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
Item 1A.     Risk Factors
In addition to the other information in this Annual Report on Form 10-K (“2024 Form 10-K”), the following risk factors should be carefully considered in evaluating us and our business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended by, nor should be attached to, the order in which the risk factors appear.
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

Lam Research Corporation 2024 10-K 12

Table of Content
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
We Have a Limited Number of Key Customers
Sales to a limited number of large customers constitute a significant portion of our overall shipments, revenue, cash flows and profitability. As a result, the actions of even one customer may subject us to variability in those areas that is difficult to predict. In addition, large customers may be able to negotiate requirements that result in decreased pricing, increased costs, and/or lower margins for us and limitations on our ability to share technology with others. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results.
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

Lam Research Corporation 2024 10-K 13

Table of Content
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

Lam Research Corporation 2024 10-K 14

Table of Content
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

Lam Research Corporation 2024 10-K 15

Table of Content
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part II Item 7. Results of Operations of this 2024 Form 10-K, accounted for approximately 93%, 91%, and 92% of total revenue in fiscal years 2024, 2023, and 2022, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
There is inherent risk, based on the complex relationships among the world’s major trading nations, that political, diplomatic and national security influences can lead to trade disputes, impacts and/or disruptions, in particular those affecting the semiconductor industry. This can adversely affect our business with China, Japan, Korea, and/or Taiwan and perhaps the entire Asia Pacific region or global economy. A significant trade dispute, impact and/or disruption in any area where we do business could have a materially adverse impact on our future revenue and profits.
Tariffs, export controls, additional taxes, trade barriers, sanctions, the termination or modification of trade agreements, trade zones, and other duty mitigation initiatives, and any reciprocal retaliatory actions, can increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, disrupt our supply chain operations, or inhibit our ability to sell products or provide services, which has had and in the future could have a material adverse effect on our business, results of operations, or financial conditions. Certain of our international sales depend on our ability to obtain export licenses from the U.S. or foreign governments, and our inability to obtain such licenses, or an expansion of the number or kinds of sales for which export licenses are required, has limited and could in the future further limit the market for our products and has had and could in the future have an adverse impact on our revenues. As is discussed below under the heading “Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China,” the U.S. government has in recent years imposed new controls, including expanded export license requirements and restrictions on sales to certain Chinese entities that significantly impact trade with China. In addition, the U.S. government has an ongoing process of assessing technologies that may be subject to new or additional export controls, and it is possible that such additional controls, if and when imposed, could further adversely impact our ability to sell our products outside the U.S. The implementation by the U.S. government of broad export controls restricting access to our technology (such as recent controls limiting exports to China) may cause customers with international operations to reconsider their use of and reliance on our products, which could adversely impact our future revenue and profits. Furthermore, there are risks that foreign governments may, among other things, take retaliatory actions; insist on the use of local suppliers; compel companies to partner with local companies to design and supply equipment on a local basis, requiring the transfer of intellectual property rights and/or local manufacturing; utilize their influence over their judicial systems to respond to intellectual property disputes or issues; and provide special incentives to government-backed local customers to buy from local competitors, even if their products are inferior to ours; all of which could adversely impact our revenues and margins.
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

Lam Research Corporation 2024 10-K 16

Table of Content
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
Our Business Relies on Technology, Data, Intellectual Property and Other Sensitive Information That is Susceptible to Cybersecurity and Other Threats or Incidents
Our business is dependent upon the use and protection of technology, data, intellectual property and other sensitive information, which may be owned by, or licensed to, us or third parties, such as our customers and vendors. We maintain and rely upon certain critical information systems for the creation, transmission, use and storage of much of this information, and for the effective operation of our business. These information systems include, but are not limited to, telecommunications, the Internet, our corporate intranet, various computer hardware and software applications (some of which may be integrated into the products that we sell or be required in order to provide the services that we offer), network communications, and email. These information systems may be owned and maintained by us, our outsourced providers, or third parties such as vendors, contractors, customers and Cloud providers. In addition, we make use of Software-as-a-Service (SaaS) products for certain important business functions that are provided by third parties and hosted on their own networks and servers, or third-party networks and servers, all of which rely on networks, email and/or the Internet for their function.
The technology, data, intellectual property and other sensitive information we seek to protect are subject to loss, release, misappropriation or misuse, and the information systems containing or transmitting such technology, data, intellectual property and other sensitive information are subject to disruption, breach or failure, in each case as a result of various possible causes, any of which could have a material adverse effect on our business or operations. Such causes may include mistakes or unauthorized actions by our employees or contractors, phishing schemes and other third-party attacks, and degradation or loss of service or access to data due to viruses, malware, denial of service attacks, destructive or inadequate code, power failures, or physical damage to computers, hard drives, communication lines, or networking equipment, in each case with respect to us or the third-party product and service providers upon which we rely. Such causes may also include the use of techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event, or that may continue undetected for an extended period of time. In addition, to the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and to implement increasingly sophisticated cybersecurity attacks. Further, the use of artificial intelligence by us, our customers, suppliers, and third-party providers, among others, may also introduce unique vulnerabilities whose existence or exploitation could have a material adverse effect on our business or operations.
We experience cybersecurity and other threats and incidents in the course of our operations. Although past threats and incidents have not resulted in a material adverse effect, we may incur material losses related to cybersecurity and other threats or incidents in the future. Cybersecurity or other incidents could have a material adverse effect on our business. Such adverse effects might include:
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

Lam Research Corporation 2024 10-K 17

Table of Content
While we have implemented International Organization for Standardization (“ISO”) 27001 compliant security procedures and virus protection software, intrusion prevention systems, identity and access control, and emergency recovery processes, and we carefully select our third-party providers of information systems, to mitigate risks to the information systems that we rely on and to the technology, data, intellectual property and other sensitive information we seek to protect, those security procedures and mitigation and protection systems cannot be guaranteed to be fail-safe, and we may still suffer cybersecurity and other incidents, which could have a material adverse effect on our business or operations. It has been difficult and may continue to be difficult to hire and retain employees with substantial cybersecurity acumen. In addition, there have been and may continue to be instances of our policies and procedures not being effective in enabling us to identify risks, threats and incidents in a timely manner, or at all, or to respond expediently, appropriately and effectively when incidents occur and repair any damage caused by such incidents, and such occurrences could have a material adverse effect on our business.
We May Not Achieve the Expected Benefits of Our Restructuring Plans and Business Transformation Initiatives, and These Efforts Could Have a Material Adverse Effect on Our Business, Operations, Financial Condition, Results of Operations and Competitive Position
In January 2023, we announced that we were implementing a restructuring plan consisting of a workforce reduction, and that we anticipated undertaking, and may in the future undertake, additional business restructuring, realignment and transformation initiatives. While the restructuring plan was intended to better align our cost structure with the current economic environment and future business opportunities, and our anticipated transformation initiatives have the goal of strengthening our operations and achieving operational efficiencies, there can be no assurance that we will be successful in these plans and initiatives. Implementation of such plans and initiatives may be costly and disruptive to our business, we may not be able to complete them at the cost or within the time frame contemplated, and we may not be able to obtain the anticipated benefits within the projected timing or at all. Restructuring and transformation may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, may require a significant amount of management and other employees' time and focus, and may be distracting to employees and management, which may divert attention from operating and growing our business. Additionally, reductions in our workforce may cause a reduction in our production output capabilities which could impact our ability to manufacture or ship products to customers within a mutually beneficial timeline. If we fail to achieve some or all of the expected benefits, it could have a material adverse effect on our business, operations, financial condition, results of operations and competitive position. For more information about our restructuring plan, see Note 21: Restructuring charges, net of our Consolidated Financial Statements in Part II, Item 8 of this 2024 Form 10-K.
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

Lam Research Corporation 2024 10-K 18

Table of Content
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

Lam Research Corporation 2024 10-K 19

Table of Content
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

Lam Research Corporation 2024 10-K 20

Table of Content
LEGAL, REGULATORY AND TAX RISKS
Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 42%, 26%, and 31% of our total revenue for fiscal years 2024, 2023, and 2022, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. In recent years, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. Additionally, the U.S. government has enacted new rules aimed at restricting China’s ability to manufacture advanced semiconductors, which include restrictions on exports, reexports or transfers to, or shipping, transmitting, transferring, or facilitating such movement to, or performing services at, customer facilities in China engaged in certain technology end-uses, without appropriate authorizations obtained from U.S. authorities. The U.S. Department of Commerce has also enacted rules that have expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses; has added additional Chinese companies to its restricted entity list and unverified list under suspicion of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns; and has expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including, but not limited to, Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could materially and adversely affect our results of operations.
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

Lam Research Corporation 2024 10-K 21

Table of Content
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
Our Financial Results May Be Adversely Impacted by Higher than Expected Tax Rates or Exposure to Additional Tax Liabilities
We are subject to income, transaction, and other taxes in the United States and various foreign jurisdictions, and judgment is required to determine worldwide tax liabilities. The amount of taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. Changes in the split of earnings between countries with differing statutory tax rates, in the valuation allowance of deferred tax assets, in tax laws, in material audit assessments, or in expirations of agreements with tax authorities could adversely affect our effective tax rate. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent upon our ability to generate future taxable income in the United States.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. In general, the provisions of the IRA are effective beginning with our fiscal year 2024, with certain exceptions. The IRA includes a new 15% corporate alternative minimum tax. We have evaluated the impacts of the IRA, including guidance issued by the Treasury Department, and do not expect it to have a material impact on our effective tax rate.
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

Lam Research Corporation 2024 10-K 22

Table of Content
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
We May Incur Impairments to Goodwill or Long-lived Assets
We review our goodwill identified in business combinations for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed the fair value. We review all other long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstance indicate that these assets may not be recoverable. The process of evaluating the potential impairment of goodwill and other long-lived assets requires judgment. Negative industry or economic trends, including reduced market prices of our Common Stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant business units, could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets.
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

Lam Research Corporation 2024 10-K 23

Table of Content
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
Item 1B.    Unresolved Staff Comments
None.

Lam Research Corporation 2024 10-K 24

Table of Content
Item 1C.    Cybersecurity
We recognize the significant role of information security in safeguarding our valuable intellectual property along with the confidentiality, integrity and availability of the data of our customers, employees, and suppliers. We have implemented certain policies, procedures, and systems that are designed to identify and address material risks related to cybersecurity and cybersecurity incidents.
We have a comprehensive enterprise risk management (“ERM”) program, which is implemented by management and overseen by our Board of Directors (“Board”).
Our identification, assessment, and management of material risks from cybersecurity threats is integrated into the Company’s overall ERM system and processes. Our ERM program is designed to leverage existing management processes to (i) identify critical enterprise risks, including both information security and cybersecurity risks, (ii) design and implement appropriate risk mitigation strategies, and (iii) assess the status of risks and mitigation plans.
A key component within our ERM framework is a robust information security risk management program, which includes:
•risk assessments designed to help identify risks to our critical systems, information, services, and our broader global information systems environment;
•a security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to aid in assessing specific risks, providing benchmarking data, providing information regarding trends or recent regulatory changes applicable to our risk profile, or to test or otherwise assist with aspects of our security processes;
•the periodic engagement of an independent third-party expert to evaluate our security capabilities;
•mandatory annual cybersecurity awareness training of our employees, including incident response personnel and senior management, as well as conducting periodic tests with our user population to reinforce good information security practices;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents, including those impacting the Company’s manufacturing sites;
•processes to identify vulnerabilities, breach attempts and possible criminal activity by external parties; and
•processes to assess the practices of our suppliers and third-party service providers relative to protecting the security of our information.
The Company holds ISO 27001-2022 certification for information security at our corporate headquarters. Our Chief Information Security Officer (“CISO”), who has over 30 years of experience in information security and technology leadership, has primary responsibility for (i) leading our global information security program, (ii) managing the cybersecurity risks identified as part of the ERM program, and (iii) developing, implementing, and enforcing security policies and maintaining information security systems.
Our global information security program, led by our CISO, includes dedicated teams specialized in (i) identity access management, (ii) data protection, (iii) incident response, (iv) vulnerability governance, (v) security operations and engineering (vi) governance, risk, and compliance, and (vii) insider risk and intelligence. The members of the information security team are responsible for managing, maintaining, and monitoring the systems and processes that prevent, detect, mitigate and remediate cybersecurity incidents, and for informing our CISO of status of such systems and processes, as well as any significant incidents.
Our Board is responsible for overseeing our strategy and approach to addressing information security risks, including managing and assessing risks from cybersecurity threats, both directly and through the audit committee. The audit committee is responsible for reviewing and monitoring the Company’s cybersecurity and information security policies and its internal controls regarding cybersecurity and information security. In addition, the audit committee is responsible for regularly reporting to the Board on the substance of such reviews and, as necessary, recommending to the Board such actions as it deems appropriate. Our CISO reports on information security risks at least quarterly to the audit committee and at least annually to the Board.
We experience cybersecurity and other threats and incidents in the course of our operations. To date, we have not determined that such threats and incidents have materially and adversely affected the Company, including our business strategy, results of operations or financial condition. Furthermore, to date, we have not determined that such threats and incidents are reasonably likely to materially and adversely affect the Company, including our business strategy, results of operations or financial condition.
For additional information on certain risks associated with cybersecurity, please refer to “Our Business Relies on Technology, Data, Intellectual Property and Other Sensitive information That is Susceptible to Cybersecurity and Other Threats or Incidents” in Item 1A: Risk Factors.

Lam Research Corporation 2024 10-K 25

Table of Content
Item 2.    Properties
Our executive offices and principal operating and R&D facilities are located in Fremont and Livermore, California; Tualatin, Oregon; Yongin, Gyeonggi Province, Korea; Bengaluru, India; Salzburg, Austria; and Villach, Austria. In addition, we lease or own properties for our service, technical support, and sales personnel throughout the United States, China, Europe, India, Japan, Korea, Southeast Asia, and Taiwan and lease or own manufacturing and warehouse facilities located in California, Ohio, Oregon, Austria, Korea, Malaysia, and Taiwan. The Company owns the majority of the Fremont, Livermore, and Tualatin facilities, as well as the manufacturing facilities in Ohio and Malaysia. Our Villach facility is leased; the lease includes an option to renew the lease or purchase the facilities. Our facilities lease obligations are subject to periodic increases. We believe that our existing facilities are well-maintained and in good operating condition.
Item 3.     Legal Proceedings
Please refer to the subsection entities “Legal Proceedings” within Note 17: Commitments and Contingencies to our Consolidated Financial Statements included in Part II, Item 8 of this 2024 Form 10-K.
Item 4.     Mine Safety Disclosures
Not applicable.

Lam Research Corporation 2024 10-K 26

Table of Content
PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Information
Our Common Stock is traded on the Nasdaq Global Select MarketSM under the symbol “LRCX.” As of August 22, 2024, we had 416 stockholders of record.
On May 21, 2024, we announced a 10-for-one stock split, which is expected to be effective after market close on October 2, 2024, for stockholders of record at that time. Share and per share information throughout this Annual Report on Form 10-K has not been adjusted for the effects of the stock split.
Dividends
Our Board of Directors has declared quarterly dividends since April 2014. Our intent to continue to pay quarterly dividends is subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. During fiscal year 2024, our quarterly dividend declared was $2.00 per share.
Repurchases of Company Shares
In May 2024, the Board of Directors authorized management to repurchase up to an additional $10.0 billion of Common Stock; this authorization supplements the remaining balance from any prior authorization. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time.
Accelerated Share Repurchase Agreements
On February 1, 2024, we entered into accelerated share repurchase agreements (the "February 2024 ASRs") with two financial institutions to repurchase a total of $700 million of Common Stock. We took an initial delivery of approximately 631 thousand shares, which represented 75% of the prepayment amount divided by our closing stock price on February 1, 2024. The total number of shares received under the February 2024 ASRs was based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the February 2024 ASRs occurred during April 2024, resulting in the receipt of approximately 140 thousand additional shares, which yielded a weighted-average share price of $917.38 (net of applicable excise taxes) for the transaction period.
Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2, 3)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 25, 2023						$3,537,217
Quarter ended September 24, 2023	1,266	$659.88		1,257		2,707,343
Quarter ended December 24, 2023	976	$660.25		970		2,067,076
Quarter ended March 31, 2024	951	$853.12		828	(4)	1,206,992
April 1, 2024 - April 28, 2024	142	$882.88		140	(4)	1,206,729
Board authorization, $10.0 billion, May 2024	—	$—		—		11,206,729
April 29, 2024 - May 26, 2024	24	$974.07		21		11,186,612
May 27, 2024 - June 30, 2024	365	$994.90		364		10,824,660
Total	3,724	$993.29	(5)	3,580		$10,824,660

(1)During the fiscal year ended June 30, 2024, we acquired 144 thousand shares at a total cost of $135.9 million which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.
(2)Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure above regarding our accelerated share repurchase activity during the fiscal year.

Lam Research Corporation 2024 10-K 27

Table of Content
(3)Our net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under repurchase programs, as applicable, and is included in the cost of shares repurchased in the Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
(4)Includes shares received at initial or final settlement of accelerated share repurchase agreements; see additional disclosures above regarding our accelerated share repurchase activity during the fiscal year.
(5)Average price paid per share presented is for the quarter ended June 30, 2024.
Cumulative Five-Year Return
The graph below compares Lam Research Corporation’s cumulative five-year total shareholder return on Common Stock with the cumulative total returns of the Philadelphia Semiconductor Sector Total Return Index, the Nasdaq Composite Total Return index, and the Standard & Poor’s (“S&P”) 500 (TR) index. The graph tracks the performance of a $100 investment in our Common Stock and in each of the indices (with the reinvestment of all dividends) for the five years ended June 30, 2024.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Lam Research Corporation, the Philadelphia Semiconductor Sector Total Return Index, the Nasdaq Composite Total Return Index, and the S&P 500 (TR) Index.

$600
$500
$400
$300
$200
$100
06/30/19
06/28/20
06/27/21
06/26/22
06/25/23
06/30/24
S&P 500 (TR) Index
Nasdaq Composite Total Return Index
Philadelphia Semiconductor Sector Total Return Index
Lam Research Corporation

*$100 invested on June 30, 2019 in stock or index, including reinvestment of dividends.
Copyright © 2024 Standard & Poor’s, a division of S&P Global. All rights reserved.

	June 30, 2019	June 28, 2020	June 27, 2021	June 26, 2022	June 25, 2023	June 30, 2024
Lam Research Corporation	$100.00	$163.97	$345.41	$249.39	$341.98	$604.09
Philadelphia Semiconductor Sector Total Return Index	$100.00	$134.13	$229.27	$194.74	$254.85	$402.02
Nasdaq Composite Total Return Index	$100.00	$123.12	$182.53	$148.57	$174.25	$230.80
S&P 500 (TR) Index	$100.00	$104.32	$150.75	$139.77	$158.06	$201.53

Lam Research Corporation 2024 10-K 28

Table of Content
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties, and changes in condition, significance, value, and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this 2024 Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this 2024 Form 10-K.)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a description of our results of operations and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this 2024 Form 10-K. MD&A consists of the following sections:
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
During fiscal year 2024, wafer fabrication equipment spending was roughly flat on a year-on-year basis, with strength in the DRAM market, offset by declines in the non-volatile memory, Foundry, and Logic markets. In the quarter ended March 26, 2023, we initiated a restructuring plan designed to better align the Company’s cost structure with industry investment levels. We invested in a number of business process improvements and initiatives and incurred expenditures from these activities of approximately $315 million, inclusive of the restructuring activity during the second half of fiscal year 2023 and the 2024 fiscal year. In the short term, the uncertain semiconductor demand environment, as well as other risks and uncertainties, may continue to negatively impact our revenue and operating margin. Over the longer term, we believe that secular demand for semiconductors, combined with technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will

Lam Research Corporation 2024 10-K 29

Table of Content
drive sustainable growth and lead to an increase in the served available market for our products and services in the deposition, etch, and clean businesses.
The following table summarizes certain key financial information for the periods indicated below:

	Year Ended			Change
	June 30, 2024	June 25, 2023	June 26, 2022	FY24 vs. FY23		FY23 vs. FY22

	(in thousands, except per share data, percentages and basis points)
Revenue	$14,905,386	$17,428,516	$17,227,039	$(2,523,130)	(14.5)%	$201,477	1.2%
Gross margin	$7,052,791	$7,776,925	$7,871,807	$(724,134)	(9.3)%	$(94,882)	(1.2)%
Gross margin as a percent of total revenue	47.3%	44.6%	45.7%	+ 270 bps		- 110 bps
Total operating expenses	$2,788,878	$2,602,065	$2,489,985	$186,813	7.2%	$112,080	4.5%
Net income	$3,827,772	$4,510,931	$4,605,286	$(683,159)	(15.1)%	$(94,355)	(2.0)%
Net income per diluted share	$29.00	$33.21	$32.75	$(4.21)	(12.7)%	$0.46	1.4%
Fiscal year 2024 revenue decreased 14.5% compared to fiscal year 2023. Systems and customer-support related revenues declined in fiscal year 2024 primarily from weakness in the non-volatile memory market, partially offset by strength in DRAM as well as increased revenue generation from our China regional customers. Gross margin as a percentage of revenue increased in fiscal year 2024 compared to fiscal year 2023 largely due to a more favorable customer mix, lower spending on material costs, and higher field resource utilization, partially offset by lower factory efficiencies. The increase in operating expenses in fiscal year 2024 compared to fiscal year 2023 was driven by higher employee-related costs primarily as a result of increased research and development-related headcount, increased spending on transformational activities, higher deferred compensation plan-related costs, and increased spending on supplies.
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
Our cash and cash equivalents and restricted cash balances totaled approximately $5.9 billion as of June 30, 2024, compared to $5.6 billion as of June 25, 2023. Cash flows provided from operating activities was $4.7 billion for fiscal year 2024 compared to $5.2 billion for fiscal year 2023. Cash flows provided from operating activities in fiscal year 2024 was primarily used for $2.8 billion in treasury stock purchases, including net share settlement on employee stock-based compensation; $1.0 billion in dividends paid to our stockholders; and $397 million of capital expenditures.
Results of Operations
Revenue

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
Revenue (in millions)	$14,905	$17,429	$17,227
China	42%	26%	31%
Korea	19%	20%	23%
Taiwan	11%	20%	17%
Japan	10%	10%	9%
United States	7%	9%	8%
Southeast Asia	6%	8%	8%
Europe	5%	7%	4%

Lam Research Corporation 2024 10-K 30

Table of Content
Revenue decreased in fiscal year 2024 compared to fiscal year 2023 mainly due to decreases in non-volatile memory, partially offset by increases in DRAM spending by our customers. The China region had the largest geographic concentration with 42% of our revenues during this period. Revenue increased in fiscal year 2023 compared to fiscal year 2022 primarily due higher revenue from CSBG related to strength in mature node equipment, while the overall Asia region continued to account for a majority of our revenues.
The deferred revenue balance decreased to $1.6 billion as of June 30, 2024 compared to $1.8 billion as of June 25, 2023. primarily due to a decrease in advance deposits from newer customers.
The following table presents our revenue disaggregated between system and customer support-related revenue:

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
	(in thousands)
Systems Revenue	$8,921,643	$10,695,897	$11,322,271
Customer support-related revenue and other	5,983,743	6,732,619	5,904,768
	$14,905,386	$17,428,516	$17,227,039

Please refer to Note 4: Revenue of our Consolidated Financial Statements in Part II, Item 8 of this 2024 Form 10-K for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The percentage of leading- and non-leading-edge equipment and upgrade revenue from each of the markets we serve was as follows:

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
Memory	42%	42%	60%
Foundry	40%	38%	26%
Logic/integrated device manufacturing	18%	20%	14%
Gross Margin

	Year Ended			Change
	June 30, 2024	June 25, 2023	June 26, 2022	FY24 vs. FY23		FY23 vs. FY22

	(in thousands, except percentages and basis points)
Gross margin	$7,052,791	$7,776,925	$7,871,807	$(724,134)	(9.3)%	$(94,882)	(1.2)%
Percent of revenue	47.3%	44.6%	45.7%	+ 270 bps		- 110 bps
The increase in gross margin as a percentage of revenue for fiscal year 2024 compared to fiscal year 2023 was due to a more favorable customer mix, reduced spending on material costs, and higher field resource utilization, partially offset by lower factory efficiencies.
The decrease in gross margin as a percentage of revenue for fiscal year 2023 compared to fiscal year 2022 was due to inflationary cost pressures that led to higher spending on material costs, partially offset by favorable customer and product mix.
Research and Development

	Year Ended			Change
	June 30, 2024	June 25, 2023	June 26, 2022	FY24 vs. FY23		FY23 vs. FY22

	(in thousands, except percentages and basis points)
Research & development	$1,902,444	$1,727,162	$1,604,248	$175,282	10.1%	$122,914	7.7%
Percent of revenue	12.8%	9.9%	9.3%	+ 290 bps		+ 60 bps
We continued to make significant R&D investments focused on leading-edge deposition, etch, clean, and other semiconductor manufacturing processes. The increase in R&D expense during fiscal year 2024 compared to fiscal year 2023 was primarily driven by an increase of $58 million in employee-related costs primarily as a result of increased headcount, $33 million in spending for supplies, $18 million in deferred compensation plan-related costs, and $13 million in spending for transformational activities.

Lam Research Corporation 2024 10-K 31

Table of Content
The increase in R&D expense during fiscal year 2023 compared to fiscal year 2022 was mainly driven by an increase of $43 million in employee-related costs as a result of increased headcount, $26 million in deferred compensation plan-related costs, $22 million in spending for supplies, and $14 million of depreciation and amortization.
Selling, General, and Administrative

	Year Ended			Change
	June 30, 2024	June 25, 2023	June 26, 2022	FY24 vs. FY23		FY23 vs. FY22

	(in thousands, except percentages and basis points)
Selling, general, and administrative ("SG&A")	$868,247	$832,753	$885,737	$35,494	4.3%	$(52,984)	(6.0)%
Percent of revenue	5.8%	4.8%	5.1%	+ 100 bps		- 30 bps
The increase in SG&A expense during fiscal year 2024 compared to fiscal year 2023 was primarily driven by an increase of $30 million in transformational activity spend.
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
Restructuring Charges, Net

	Year Ended			Change
	June 30, 2024	June 25, 2023	June 26, 2022	FY24 vs. FY23		FY23 vs. FY22

	(in thousands, except percentages and basis points)
Restructuring charges, net	$61,562	$120,316	$—	$(58,754)	(48.8)%	$120,316	100.0%
Percent of revenue	0.4%	0.7%	—%	- 30 bps		+ 70 bps
In fiscal year 2023, we initiated a restructuring plan, that continued into fiscal year 2024, designed to better align our cost structure with our outlook for the economic environment and business opportunities. Under the plan, we terminated approximately 1,760 employees, incurring expenses related to employee severance and separation costs. Employee severance and separation costs are primarily related to severance, non-cash severance, including equity award compensation expense, pension and other termination benefits. Additionally, we made a strategic decision to relocate certain manufacturing activities to pre-existing facilities. The restructuring plan is substantially complete as of June 30, 2024.
Restructuring charges decreased during fiscal year 2024 compared to fiscal year 2023 primarily due to lower employee severance and separation costs. Please refer to Note 21: Restructuring charges, net of our Consolidated Financial Statements in Part II, Item 8 of this 2024 Form 10-K for additional information.
Other Income (Expense), Net
Other income (expense), net, consisted of the following:

	Year Ended			Change
	June 30, 2024	June 25, 2023	June 26, 2022	FY24 vs. FY23		FY23 vs. FY22

	(in thousands, except percentages)
Interest income	$251,938	$138,984	$15,209	$112,954	81.3%	$123,775	813.8%
Interest expense	(185,236)	(186,462)	(184,759)	$1,226	(0.7)%	$(1,703)	0.9%
Gains (losses) on deferred compensation plan related assets, net	58,767	20,186	(38,053)	$38,581	191.1%	$58,239	(153.0)%
Foreign exchange losses, net	(4,837)	(7,078)	(723)	$2,241	(31.7)%	$(6,355)	879.0%
Other, net	(24,323)	(31,280)	19,618	$6,957	(22.2)%	$(50,898)	(259.4)%
	$96,309	$(65,650)	$(188,708)	$161,959	(246.7)%	$123,058	(65.2)%

Interest income increased in fiscal year 2024 compared to fiscal years 2023 and 2022 primarily because of higher yields and higher cash balances.

Lam Research Corporation 2024 10-K 32

Table of Content
Interest expense in fiscal year 2024 was flat compared to fiscal years 2023 and 2022.
The gains or losses on deferred compensation plan related assets, net were driven by fluctuations in the fair market value of the underlying funds for all periods presented.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures for all periods presented.
The variation in other, net for the fiscal year 2024 compared to fiscal years 2023 and 2022 was primarily driven by fluctuations in the fair market value of equity investments.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Year Ended			Change
	June 30, 2024	June 25, 2023	June 26, 2022	FY24 vs. FY23		FY23 vs. FY22

	(in thousands, except percentages and basis points)
Income tax expense	$532,450	$598,279	$587,828	$(65,829)	(11.0)%	$10,451	1.8%
Effective tax rate	12.2%	11.7%	11.3%	+ 50 bps		+ 40 bps
The increase in the effective tax rate in fiscal year 2024 as compared to fiscal year 2023 and the increase in the effective tax rate in fiscal year 2023 compared to fiscal year 2022 was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States. International pre-tax income is taxable in the United States at a lower effective tax rate than the federal statutory tax rate. Please refer to Note 7 of our Consolidated Financial Statements in Part II, Item 8 of this 2024 Form 10-K.
Beginning in our fiscal year 2023, a provision enacted as part of the 2017 Tax Cuts & Jobs Act requires us to capitalize research and experimental expenditures for tax purposes. Due to this provision, we expect our cash tax payments to increase significantly in the near term and stabilize in future years as the capitalized expenditures continue to amortize.
On August 16, 2022, the IRA was signed into law. In general, the provisions of the IRA are effective beginning with our fiscal year 2024, with certain exceptions. The IRA includes a new 15% corporate alternative minimum tax. We have evaluated the impacts of the IRA, including guidance issued by the Treasury Department, and do not expect it to have a material impact on our effective tax rate.
Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Our gross deferred tax assets were $1,516 million and $1,303 million at the end of fiscal years 2024 and 2023, respectively. These gross deferred tax assets were offset by gross deferred tax liabilities of $218 million and $238 million and a valuation allowance primarily representing our entire California deferred tax asset balance due to the single sales factor apportionment resulting in lower taxable income in California of $389 million and $352 million at the end of fiscal years 2024 and 2023, respectively. The change in gross deferred tax assets, gross deferred tax liabilities, and valuation allowance between fiscal year 2024 and 2023 is primarily due to increases in gross deferred tax assets for outside basis differences of foreign subsidiaries, tax credits, and capitalized research and experimental expenditures.
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

Lam Research Corporation 2024 10-K 33

Table of Content
Critical Accounting Policies and Estimates
A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on historical experience and on various other assumptions we believe to be applicable and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates, which could have a material impact on our business, results of operations, and financial condition. Our critical accounting estimates include:

•the recognition and valuation of revenue;
•the valuation of inventory, which impacts gross margin; and
•the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions, which impact our provision for income tax expenses.
We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements regarding the critical accounting estimates indicated above. See Note 2: Summary of Significant Accounting Policies of our Consolidated Financial Statements in Part II, Item 8 of this 2024 Form 10-K for additional information regarding our accounting policies.
Revenue Recognition: We generally consider documentation of terms with an approved purchase order as a customer contract, provided that collection is considered probable, which is assessed based on the creditworthiness of the customer as determined by credit checks, payment histories, and/or other circumstances. The transaction price for our contracts with customers is allocated among the identified performance obligations and consists of both fixed and variable consideration provided it is probable that a significant reversal of revenue will not occur when the uncertainty related to variable consideration is resolved. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes estimates for discounts and credits for future usage which are based on contractual terms outlined in volume purchase agreements and other factors known at the time. We generally invoice customers at shipment and for professional services either as provided or upon meeting certain milestones. Revenue for systems and spares are recognized at a point in time, which is generally upon shipment or delivery. Revenue from services is recognized over time as services are completed or ratably over the contractual period of generally one year or less. Revenue is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.
Inventory Valuation: Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual cost on a first-in, first-out basis. Inventory in excess of management’s estimated usage requirement and obsolete inventory is written down to its estimated net realizable value if less than cost. Estimates of net realizable value include but are not limited to customer demand, management’s forecasts related to our future manufacturing schedules, technological and/or market obsolescence, general semiconductor market conditions, and possible alternative uses.
Income Taxes: Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The assessment of valuation allowances against our deferred tax assets includes estimation and judgement with respect to future operating results and market conditions.
We recognize the benefit from a tax position only if it is more likely than not that the position will be sustained upon audit based solely on the technical merits of the tax position.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 3: Recent Accounting Pronouncements of our Consolidated Financial Statements, included in Part II, Item 8 of this 2024 Form 10-K.
Liquidity and Capital Resources
Total gross cash, cash equivalents, and restricted cash balances were $5.9 billion at the end of fiscal year 2024 compared to $5.6 billion at the end of fiscal year 2023. This increase was primarily due to cash provided by operating activities, partially offset by Common Stock repurchases in connection with our stock repurchase program, dividends paid, and capital expenditures.

Lam Research Corporation 2024 10-K 34

Table of Content
Cash Flow from Operating Activities
Net cash provided by operating activities of $4.7 billion during fiscal year 2024 consisted of (in thousands):

Net income	$3,827,772
Non-cash charges:
Depreciation and amortization	359,699
Deferred income taxes	(198,981)
Equity-based compensation expense	293,058
Changes in operating asset and liability accounts	360,478
Other	10,243
$4,652,269

Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: decreases in inventory of $529 million, and accounts receivable of $303 million, and increases in accounts payable of $126 million. These sources of cash are offset by the following uses of cash: decreases in accrued expenses and other liabilities of $305 million, a decrease in deferred gross profit of $277 million, and an increase in prepaid expenses and other current assets of $16 million.
Cash Flow from Investing Activities
Net cash used for investing activities during fiscal year 2024 was $371 million, primarily consisting of $397 million in capital expenditures, partially offset by proceeds from maturities and sales of available-for-sale securities of $38 million.
Cash Flow from Financing Activities
Net cash used for financing activities during fiscal year 2024 was $3,996 million, primarily consisting of $2,843 million in Common Stock repurchases, including net share settlement on employee stock-based compensation; $1,019 million of dividends paid; and $256 million of repayment of debt, largely associated with the purchase of certain properties under finance leases; partially offset by $136 million of stock issuance and treasury stock reissuances associated with our employee stock-based compensation plans.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash and cash equivalents as of June 30, 2024, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, factors outside of our control, including uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, are currently, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
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
Off-Balance Sheet Arrangements and Contractual Obligations
We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Certain obligations that are recorded on our balance sheet in accordance with GAAP include our long-term debt, operating leases and finance leases; refer to Notes 14 and 15 of our Consolidated Financial Statements in Part II, Item 8 of this 2024 Form 10-K for further discussion. Our off-balance sheet arrangements and our transition tax liability are presented as purchase obligations, refer to Note 17 of our Consolidated Financial Statements in Part II, Item 8 of this 2024 Form 10-K for further discussion.

Lam Research Corporation 2024 10-K 35

Table of Content
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Long-Term Debt
As of June 30, 2024, we had $5.0 billion in principal amount of fixed-rate long-term debt outstanding, with a fair value of $4.3 billion. The fair value of our Notes is subject to interest rate risk and market risk. Generally, the fair value of Notes will increase as interest rates fall and decrease as interest rates rise. The interest and market value changes affect the fair value of our Notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value but present the fair value of the principal amount of our Notes for disclosure purposes.
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
To protect against adverse movements in value of anticipated non-U.S. dollar transactions or cash flows, we enter into foreign currency forward and option contracts that generally expire within 12 months and no later than 24 months. The option contracts include collars, an option strategy that is comprised of a combination of a purchased put option and a written call option with the same expiration dates and notional amounts but with different strike prices. These foreign currency hedge contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue and/or expense is recognized. We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain non-U.S.-dollar denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities also recorded in other income (expense), net, assuming the hedge contract fully covers the hedged items. The unrealized gain of our outstanding forward and option contracts that are designated as cash flow hedges, as of June 30, 2024, and the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus or minus 10 percent and plus or minus 15 percent are not significant.
The unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges, as of June 30, 2024, and the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus or minus 10 percent and plus or minus 15 percent are not significant. These changes in fair values would be offset in other income (expense), net, by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contract fully covers the intercompany and trade receivable balances.

Lam Research Corporation 2024 10-K 36

Table of Content
Item 8.    Financial Statements and Supplementary Data
There were no retrospective changes to the Consolidated Statements of Operation for any quarters in the two most recent fiscal years that would require disclosure under Item 302 of Regulation S-K.

Lam Research Corporation 2024 10-K 37

Table of Content
LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
Revenue	$14,905,386	$17,428,516	$17,227,039
Cost of goods sold	7,809,220	9,573,425	9,355,232
Restructuring charges, net - cost of goods sold	43,375	78,166	—
Total cost of goods sold	7,852,595	9,651,591	9,355,232
Gross margin	7,052,791	7,776,925	7,871,807
Research and development	1,902,444	1,727,162	1,604,248
Selling, general, and administrative	868,247	832,753	885,737
Restructuring charges, net - operating expenses	18,187	42,150	—
Total operating expenses	2,788,878	2,602,065	2,489,985
Operating income	4,263,913	5,174,860	5,381,822
Other income (expense), net	96,309	(65,650)	(188,708)
Income before income taxes	4,360,222	5,109,210	5,193,114
Income tax expense	(532,450)	(598,279)	(587,828)
Net income	$3,827,772	$4,510,931	$4,605,286
Net income per share:
Basic	$29.13	$33.30	$32.92
Diluted	$29.00	$33.21	$32.75
Number of shares used in per share calculations:
Basic	131,410	135,472	139,899
Diluted	131,995	135,834	140,628

See Notes to Consolidated Financial Statements

Lam Research Corporation 2024 10-K 38

Table of Content
LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
Net income	$3,827,772	$4,510,931	$4,605,286
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(29,080)	6,858	(50,342)
Cash flow hedges:
Net unrealized gains during the period	20,370	10,413	30,849
Net gains reclassified into net income	(27,370)	(9,411)	(29,054)
	(7,000)	1,002	1,795
Available-for-sale investments:
Net unrealized gains (losses) during the period	314	1,491	(4,638)
Net (gains) losses reclassified into net income	(10)	(158)	1,390
	304	1,333	(3,248)
Defined benefit plans, net change in unrealized component	6,054	83	5,941
Other comprehensive (loss) income, net of tax	(29,722)	9,276	(45,854)
Comprehensive income	$3,798,050	$4,520,207	$4,559,432

See Notes to Consolidated Financial Statements

Lam Research Corporation 2024 10-K 39

Table of Content
LAM RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2024	June 25, 2023
ASSETS:
Cash and cash equivalents	$5,847,856	$5,337,056
Accounts receivable, less allowance of $5,277 as of June 30, 2024 and $5,344 as of June 25, 2023	2,519,250	2,823,376
Inventories	4,217,924	4,816,190
Prepaid expenses and other current assets	298,190	251,790
Total current assets	12,883,220	13,228,412
Property and equipment, net	2,154,518	1,856,672
Goodwill	1,626,528	1,622,489
Intangible assets, net	138,545	168,454
Other assets	1,941,917	1,905,616
Total assets	$18,744,728	$18,781,643
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Trade accounts payable	$613,966	$470,702
Accrued expenses and other current liabilities	1,801,877	2,010,637
Deferred profit	1,417,781	1,695,221
Current portion of long-term debt and finance lease obligations	504,814	8,358
Total current liabilities	4,338,438	4,184,918
Long-term debt and finance lease obligations, less current portion	4,478,520	5,003,183
Income taxes payable	813,304	882,084
Other long-term liabilities	575,012	501,286
Total liabilities	10,205,274	10,571,471
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized 400,000 shares as of June 30, 2024 and June 25, 2023; issued and outstanding 130,377 shares as of June 30, 2024, and 133,297 shares as of June 25, 2023	130	133
Additional paid-in capital	8,225,303	7,809,002
Treasury stock, at cost, 164,824 shares as of June 30, 2024, and 161,380 shares as of June 25, 2023	(24,366,866)	(21,530,353)
Accumulated other comprehensive loss	(130,428)	(100,706)
Retained earnings	24,811,315	22,032,096
Total stockholders’ equity	8,539,454	8,210,172
Total liabilities and stockholders’ equity	$18,744,728	$18,781,643

See Notes to Consolidated Financial Statements

Lam Research Corporation 2024 10-K 40

Table of Content
LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,827,772	$4,510,931	$4,605,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	359,699	342,432	333,739
Deferred income taxes	(198,981)	(172,061)	(257,438)
Equity-based compensation expense	293,058	286,600	259,064
Other, net	10,243	52,298	(44,751)
Changes in operating asset and liability accounts:
Accounts receivable, net of allowance	303,443	1,452,256	(1,287,680)
Inventories	528,723	(961,968)	(1,351,344)
Prepaid expenses and other assets	(15,535)	136,016	(53,121)
Trade accounts payable	125,939	(522,200)	167,884
Deferred profit	(277,440)	163,467	604,573
Accrued expenses and other liabilities	(304,652)	(108,833)	123,462
Net cash provided by operating activities	4,652,269	5,178,938	3,099,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(396,670)	(501,568)	(546,034)
Business acquisitions, net of cash acquired	—	(119,955)	—
Purchases of available-for-sale securities	—	—	(567,819)
Proceeds from maturities of available-for-sale securities	34,336	91,295	190,269
Proceeds from sales of available-for-sale securities	3,430	6,837	1,543,434
Other, net	(11,710)	(11,171)	(7,575)
Net cash (used for) provided by investing activities	(370,614)	(534,562)	612,275

Lam Research Corporation 2024 10-K 41

Table of Content

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and finance lease obligations and payments for debt issuance costs	$(256,104)	$(23,206)	$(11,889)
Treasury stock purchases	(2,842,807)	(2,017,012)	(3,865,663)
Dividends paid	(1,018,915)	(907,907)	(815,290)
Reissuances of treasury stock related to employee stock purchase plan	119,966	109,899	108,178
Proceeds from issuance of common stock	15,553	11,111	5,682
Other, net	(13,543)	(3,552)	45
Net cash used for financing activities	(3,995,850)	(2,830,667)	(4,578,937)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22,374)	128	(30,227)
Net change in cash, cash equivalents and restricted cash	263,431	1,813,837	(897,215)
Cash, cash equivalents and restricted cash at beginning of year (1)	5,587,372	3,773,535	4,670,750
Cash, cash equivalents and restricted cash at end of year (1)	$5,850,803	$5,587,372	$3,773,535
Schedule of non-cash transactions
Accrued payables for stock repurchases, including applicable excise tax	$51,471	$45,486	$46
Accrued payables for capital expenditures	60,826	31,899	80,296
Dividends payable	260,905	231,267	205,615
Transfers of finished goods inventory to property and equipment	71,267	76,856	75,068
Supplemental disclosures:
Cash payments for interest	$173,094	$174,745	$175,528
Cash payments for income taxes, net	991,821	809,748	807,669

Reconciliation of cash, cash equivalents, and restricted cash	June 30, 2024	June 25, 2023	June 26, 2022
Cash and cash equivalents	$5,847,856	$5,337,056	$3,522,001
Restricted cash and cash equivalents (1)	2,947	250,316	251,534
Total cash, cash equivalents, and restricted cash	$5,850,803	$5,587,372	$3,773,535

(1) Restricted cash is reported within Other assets in the Consolidated Balance Sheets

See Notes to Consolidated Financial Statements

Lam Research Corporation 2024 10-K 42

Table of Content
LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per common share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 27, 2021	142,501	$143	$7,052,962	$(15,646,701)	$(64,128)	$14,684,912	$6,027,188
Issuance of common stock	795	1	5,681	—	—	—	5,682
Purchase of treasury stock	(6,574)	(7)	—	(3,845,697)	—	—	(3,845,704)
Reissuance of treasury stock	253	—	97,209	10,969	—	—	108,178
Equity-based compensation expense	—	—	259,064	—	—	—	259,064
Net income	—	—	—	—	—	4,605,286	4,605,286
Other comprehensive loss	—	—	—	—	(45,854)	—	(45,854)
Cash dividends declared ($6.00 per common share)	—	—	—	—	—	(835,474)	(835,474)
Balance at June 26, 2022	136,975	137	7,414,916	(19,481,429)	(109,982)	18,454,724	6,278,366
Issuance of common stock	615	1	11,110	—	—	—	11,111
Purchase of treasury stock	(4,609)	(5)	—	(2,062,447)	—	—	(2,062,452)
Reissuance of treasury stock	316	—	96,376	13,523	—	—	109,899
Equity-based compensation expense	—	—	286,600	—	—	—	286,600
Net income	—	—	—	—	—	4,510,931	4,510,931
Other comprehensive income	—	—	—	—	9,276	—	9,276
Cash dividends declared ($6.90 per common share)	—	—	—	—	—	(933,559)	(933,559)
Balance at June 25, 2023	133,297	133	7,809,002	(21,530,353)	(100,706)	22,032,096	8,210,172
Issuance of common stock	524	1	15,552	—	—	—	15,553
Purchase of treasury stock	(3,724)	(4)	—	(2,848,788)	—	—	(2,848,792)
Reissuance of treasury stock	280	—	107,691	12,275	—	—	119,966
Equity-based compensation expense	—	—	293,058	—	—	—	293,058
Net income	—	—	—	—	—	3,827,772	3,827,772
Other comprehensive loss	—	—	—	—	(29,722)	—	(29,722)
Cash dividends declared ($8.00 per common share)	—	—	—	—	—	(1,048,553)	(1,048,553)
Balance at June 30, 2024	130,377	$130	$8,225,303	$(24,366,866)	$(130,428)	$24,811,315	$8,539,454

See Notes to Consolidated Financial Statements

Lam Research Corporation 2024 10-K 43

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns, such as electronics demand, memory pricing, and foundry utilization rates, may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors including, but not limited to, economic conditions; supply, demand, and prices for semiconductors; customer capacity requirements; and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2024, 2023, and 2022 may not necessarily be indicative of future operating results.
Reclassification: Certain amounts for the fiscal years 2023 and 2022 Consolidated Balance Sheets and notes to the financial statements have been reclassified to conform to the fiscal year 2024 presentation.
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
Revenue Recognition: The Company generally considers documentation of terms with an approved purchase order as a customer contract, provided that collection is considered probable, which is assessed based on the creditworthiness of the customer as determined by credit checks, payment histories, and/or other circumstances. The transaction price for contracts with customers is allocated among the identified performance obligations and consists of both fixed and variable consideration provided it is probable that a significant reversal of revenue will not occur when the uncertainty related to variable consideration is resolved. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes estimates for discounts and credits for future usage which are based on contractual terms outlined in volume purchase agreements and other factors known at the time. The Company generally invoices customers at shipment and for professional services either as provided or upon meeting certain milestones. Customer invoices are generally due within 30 to 90 days after issuance. The Company’s contracts with customers typically do not include significant financing components as the period between the transfer of performance obligations and timing of payment are generally within one year. Revenue for systems and spares are recognized at a point in time, which is generally upon shipment or delivery. Revenue from services is recognized over time as services are completed or ratably over the contractual period of generally one year or less. Revenue is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.
Inventory Valuation: Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. Management evaluates the need to record adjustments for impairment of inventory at least quarterly. The Company’s policy is to assess the valuation of all inventories including manufacturing raw materials, work-in-process, finished goods, and spare parts in each reporting period. Inventory in excess of management’s estimated usage requirement and obsolete inventory is written down to its estimated net realizable value if less than cost. Estimates of net realizable value include but are not limited to management’s forecasts related to customer demand, the Company’s future manufacturing schedules, technological and/or market obsolescence, general semiconductor market conditions, and possible alternative uses. If future customer demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of goods sold in the period in which the revision is made.
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

Lam Research Corporation 2024 10-K 44

Table of Content
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
The Company reviews goodwill at least annually for impairment during the fourth quarter of each fiscal year and if certain events or indicators of impairment occur between annual impairment tests. When reviewing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In performing a qualitative assessment, it considers business conditions and other factors including, but not limited to (i) adverse industry or economic trends, (ii) restructuring actions and lower projections that may impact future operating results, (iii) sustained decline in share price, and (iv) overall financial performance and other events affecting the reporting units. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed by estimating the fair value of the reporting unit and comparing it to its carrying value, including goodwill allocated to that reporting unit. The Company did not record impairments of goodwill during the years ended June 30, 2024, June 25, 2023, or June 26, 2022.
Impairment of Long-lived Assets (Excluding Goodwill): The Company reviews intangible assets whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets is less than their carrying value. If the sum is less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals, or other methods. The Company recognizes an impairment charge to the extent the fair value attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value. For the periods presented, impairment of long-lived assets were not material. In addition, for fully amortized intangible assets, we derecognize the gross cost and accumulated amortization in the period we determine the intangible asset no longer enhances future cash flows.

Lam Research Corporation 2024 10-K 45

Table of Content
Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar, and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal year ended on June 30, 2024 and included 53 weeks, and the fiscal years ended June 25, 2023 and June 26, 2022 each included 52 weeks.
Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Cash Equivalents and Investments: Investments purchased with an original maturity of three months or less are considered cash equivalents. The Company also invests in certain mutual funds, which include equity and fixed-income securities, related to its obligations under its deferred compensation plan, and such investments are classified as trading securities on the consolidated balance sheets. All of the Company’s other investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as Other income (expense), net in the Consolidated Statement of Operations. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and difference between the cost and fair value of available-for-sale securities is presented as a component of accumulated other comprehensive income (loss). The Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the Consolidated Statement of Operations. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the Consolidated Statement of Operations. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the Consolidated Statement of Operations during the years ended June 30, 2024, June 25, 2023 and June 26, 2022.
Allowance for Expected Credit Losses: The Company maintains an allowance for expected losses resulting from the inability of its customers to make required payments. The Company evaluates its allowance for expected credit losses based on a combination of factors. In circumstances where specific invoices are deemed uncollectible, the Company provides a specific allowance against the amount due to reduce the net recognized receivable to the amount it reasonably believes will be collected. The Company also provides allowances based on its write-off history. Bad debt expense was not material for fiscal years ended June 30, 2024, June 25, 2023, and June 26, 2022.
Property and Equipment: Property and equipment is stated at cost, less recognized impairments, if any. Equipment is depreciated by the straight-line method over the estimated useful lives of the assets, generally three to five years. Furniture and fixtures are depreciated by the straight-line method over the estimated useful lives of the assets, generally five years. Software is amortized by the straight-line method over the estimated useful lives of the assets, generally three to five years. Buildings are depreciated by the straight-line method over the estimated useful lives of the assets, generally twenty-five years. Leasehold improvements are generally amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Amortization of finance leases is included with depreciation expense.
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

Lam Research Corporation 2024 10-K 46

Table of Content
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
Government Assistance: For government grants, the Company recognizes a benefit in the Consolidated Statement of Operations, as a reduction to the expense for which the individual government grant (“Grant” or “Grants”) is designed to compensate, over the duration of the program when the Company has reasonable assurance that it will comply with the conditions under the Grant and that the Grant will be received. Grants related to investments in property and equipment are recognized as a reduction to the cost basis of the underlying assets with an ongoing reduction to depreciation expense over the assets’ estimated useful life. Operating-related grants are recorded as a reduction to expense in the same line item on the Consolidated Statements of Operation as the expenditure for which the incentive is intended to compensate.
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
Note 3: Recent Accounting Pronouncements
Recently Adopted or Effective
The Company did not adopt any new accounting standards during fiscal year 2024 that had a material impact on the Company’s Consolidated Financial Statements.
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
Note 4: Revenue
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated between systems and customer-support related revenue:

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
	(in thousands)
Systems Revenue	$8,921,643	$10,695,897	$11,322,271
Customer support-related revenue and other	5,983,743	6,732,619	5,904,768
	$14,905,386	$17,428,516	$17,227,039

Lam Research Corporation 2024 10-K 47

Table of Content
Systems revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant product line.
The Company operates in one reportable business segment: manufacturing and servicing of wafer processing semiconductor manufacturing equipment. Refer to Note 19: Segment, Geographic Information, and Major Customers; for additional information regarding the Company’s evaluation of reportable business segments and the disaggregation of revenue by the geographic regions in which the Company operates.
Additionally, the Company serves three primary markets: memory, foundry, and logic/integrated device manufacturing. The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
Memory	42%	42%	60%
Foundry	40%	38%	26%
Logic/integrated device manufacturing	18%	20%	14%
Deferred Revenue
Revenue of $1,506.6 million included in deferred profit at June 25, 2023 was recognized during fiscal year 2024, representing 82% of the $1,837.9 million of deferred revenue as of June 25, 2023.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of June 30, 2024 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(in thousands)
Deferred revenue	$1,152,155	$353,617	(1)	$45,824	(1)	$1,551,596

(1)    This amount is reported in Deferred profit on the Company's Consolidated Balance Sheets as the customers can demand the performance to be satisfied at any time.
Note 5: Equity-based Compensation Plan
The Company has stock plans that provide for grants of non-qualified equity-based awards of the Company’s Common Stock to eligible employees and non-employee directors, including stock options, restricted stock units (“RSUs”), and market-based performance RSUs (“market-based PRSUs”). An option is a right to purchase Common Stock at a set price. An RSU award is an agreement to issue a set number of shares of Common Stock at the time of vesting. The Company also has an employee stock purchase plan that allows eligible employees to purchase its Common Stock at a discount through payroll deductions.
The Lam Research Corporation 2015 Stock Incentive Plan (the “Plan”) was approved by the stockholders and provides for the grant of non-qualified equity-based awards to eligible employees, consultants, advisors, and non-employee directors of the Company and its subsidiaries. As of the date of stockholder approval 19,232,068 authorized shares were available for issuance under the Plan; as of June 30, 2024, 6,891,996 shares remain available for future issuance to satisfy stock option exercises and vesting of awards.
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Consolidated Statements of Operations:

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
	(in thousands)
Equity-based compensation expense	$293,058	$286,600	$259,064
Income tax benefit recognized related to equity-based compensation	$38,157	$25,794	$37,466
Income tax benefit realized from the exercise and vesting of options and RSUs	$75,441	$46,495	$72,564

The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting terms on a straight-line basis.

Lam Research Corporation 2024 10-K 48

Table of Content
Restricted Stock Units
During the fiscal years 2024, 2023, and 2022, the Company issued both service-based RSUs and market-based PRSUs. Service-based RSUs typically vest annually over a period of 3 years or less. Market-based PRSUs generally vest three years from the grant date if certain performance criteria are achieved and require continued employment. Based upon the terms of such awards, the number of shares that can be earned over the performance periods is based on the Company’s Common Stock price performance compared to the market price performance of a designated benchmark index, ranging from 0% to 150% of target. The designated benchmark index was the Philadelphia Semiconductor Total Return Index (“XSOX”). The stock price performance or market price performance is measured using the average closing price for the 50-trading days prior to the dates the performance period begins and ends. The target number of shares represented by the market-based PRSUs is increased by 2% of target for each 1% that Common Stock price performance exceeds the market price performance of the designated benchmark index. Market-based PRSUs utilize the XSOX, which index gives effect to the reinvestment of dividends paid on its constituent holdings, as the benchmark; and accordingly, the Company's Common Stock price performance was adjusted for the reinvestment of dividends on Common Stock on the ex-dividend date. The result of the vesting formula is rounded down to the nearest whole number. Total stockholder return is a measure of stock price appreciation in this performance period.
The following table summarizes the Company’s combined service-based RSUs and market-based PRSUs:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding, June 25, 2023	1,078	$498.79
Granted	365	941.04
Vested	(462)	525.14
Forfeited or canceled	(58)	526.10
Outstanding, June 30, 2024	923	$655.89

Of the 923 thousand shares outstanding at June 30, 2024, 749 thousand are service-based RSUs and 174 thousand are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant, discounted for dividends. The fair value of the Company’s market-based PRSUs granted during fiscal years 2024, 2023, and 2022 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $1,027.74, $466.19, and $488.68, respectively. The total fair value of service-based RSUs and market-based RSUs that vested during fiscal years 2024, 2023, and 2022 was $242.8 million, $224.4 million, and $195.1 million, respectively.
 As of June 30, 2024, the Company had $480.5 million of total unrecognized compensation expense which is expected to be recognized over a weighted-average remaining period of approximately 2.2 years.
Stock Options
The Company granted stock options with a 7-year maximum contractual term to a limited group of executive officers during fiscal years 2024, 2023, and 2022. Stock options typically vest over a period of three years or less. The Company had 139 thousand options outstanding at June 30, 2024 with a weighted-average exercise price of $541.10 per share, of which 75 thousand were exercisable with a weighted-average exercise price of $382.13 per share. As of June 30, 2024, the Company had $16.3 million of total unrecognized compensation expense related to unvested stock options granted and outstanding which is expected to be recognized over a weighted-average remaining period of 2.3 years.
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
During fiscal year 2024, approximately 280 thousand shares of the Company’s Common Stock were sold to employees under the ESPP. At June 30, 2024, approximately 5.1 million shares were available for purchase, and the Company had $15.7 million of total unrecognized compensation cost, which is expected to be recognized over a remaining period of less than six months.

Lam Research Corporation 2024 10-K 49

Table of Content
Note 6: Other Income (Expense), Net
The significant components of Other income (expense), net, were as follows:

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
	(in thousands)
Interest income	$251,938	$138,984	$15,209
Interest expense	(185,236)	(186,462)	(184,759)
Gains (losses) on deferred compensation plan related assets, net	58,767	20,186	(38,053)
Foreign exchange losses, net	(4,837)	(7,078)	(723)
Other, net	(24,323)	(31,280)	19,618
	$96,309	$(65,650)	$(188,708)

Interest income in the year ended June 30, 2024, increased compared to the years ended June 25, 2023 and June 26, 2022, primarily as a result of higher yields and higher cash balances.
Interest expense in the year ended June 30, 2024, was flat compared to the years ended June 25, 2023 and June 26, 2022.
The gains or losses on deferred compensation plan related assets, net in fiscal years 2024, 2023 and 2022 were driven by fluctuations in the fair market value of the underlying funds.
The variations in other, net for the year ended June 30, 2024 compared to the years ended June 25, 2023 and June 26, 2022 were primarily driven by fluctuations in the fair market value of equity investments.
Note 7: Income Taxes
The components of income before income taxes were as follows:

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
	(in thousands)
United States	$282,736	$151,759	$87,933
Foreign	4,077,486	4,957,451	5,105,181
	$4,360,222	$5,109,210	$5,193,114

Lam Research Corporation 2024 10-K 50

Table of Content

Significant components of the provision (benefit) for income taxes attributable to income before income taxes were as follows:

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
	(in thousands)
Federal:
Current	$566,106	$541,416	$620,344
Deferred	(186,238)	(136,178)	(226,895)
	379,868	405,238	393,449
State:
Current	20,081	32,082	20,759
Deferred	(15,118)	(2,813)	(19,096)
	4,963	29,269	1,663
Foreign:
Current	143,595	196,842	204,163
Deferred	4,024	(33,070)	(11,447)
	147,619	163,772	192,716
Total provision for income taxes	$532,450	$598,279	$587,828

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Significant components of the Company’s net deferred tax assets and liabilities were as follows:

	June 30, 2024	June 25, 2023
	(in thousands)
Deferred tax assets:
Tax carryforwards	$396,036	$359,505
Allowances and reserves	189,429	192,374
Equity-based compensation	9,981	9,600
Inventory valuation differences	64,135	57,675
Outside basis differences of foreign subsidiaries	680,598	527,139
R&D capitalization	75,196	36,618
Operating lease liabilities	57,972	50,867
Finance lease assets	—	32,905
Intangible assets	4,908	4,108
Other	37,878	31,773
Gross deferred tax assets	1,516,133	1,302,564
Valuation allowance	(389,315)	(352,377)
Net deferred tax assets	1,126,818	950,187
Deferred tax liabilities:
Capital assets	(142,963)	(121,948)
Amortization of goodwill	(11,287)	(12,515)
Right-of-use assets	(57,337)	(50,867)
Finance lease liabilities	—	(50,534)
Other	(6,596)	(1,974)
Gross deferred tax liabilities	(218,183)	(237,838)
Net deferred tax assets	$908,635	$712,349

Lam Research Corporation 2024 10-K 51

Table of Content
The change in gross deferred tax assets, gross deferred tax liabilities, and valuation allowance between fiscal year 2024 and 2023 is primarily due to increases in gross deferred tax assets for outside basis differences of foreign subsidiaries, tax credits, and capitalized research and experimental expenditures.
The Company has an accounting policy election to record deferred taxes related to Global Intangible Low-Taxed Income (“GILTI”).
Realization of the Company’s net deferred tax assets is based upon the weighting of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such deferred tax assets will be realized with the exception of $389.3 million primarily related to California deferred tax assets. At June 30, 2024, the Company continued to record a valuation allowance to offset the entire California deferred tax asset balance due to the single sales factor apportionment resulting in lower taxable income in California.
At June 30, 2024, the Company had federal net operating loss carryforwards of $7.5 million. If not utilized, these losses will begin to expire in fiscal year 2026, and are subject to limitation on their utilization.
At June 30, 2024, the Company had state net operating loss carryforwards of $119.1 million. If not utilized, these losses will begin to expire in fiscal year 2025, and are subject to limitation on their utilization.
At June 30, 2024, the Company had foreign net operating loss carryforwards of $23.2 million. All of these losses can be carried forward indefinitely, and are subject to limitation on their utilization.
At June 30, 2024, the Company had state tax credit carryforwards of $587.5 million. Substantially all of these credits can be carried forward indefinitely.
A reconciliation of income tax expense provided at the federal statutory rate (21% in fiscal years 2024, 2023, and 2022) to actual income tax expense is as follows:

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
	(in thousands)
Income tax expense computed at federal statutory rate	$915,647	$1,072,934	$1,096,692
State income taxes, net of federal tax benefit	(37,965)	(23,252)	(35,584)
Foreign income taxed at different rates	(313,795)	(430,314)	(407,989)
Settlements and reductions in uncertain tax positions	(18,947)	(28,968)	(51,227)
Tax credits	(125,523)	(103,019)	(96,440)
State valuation allowance, net of federal tax benefit	44,916	49,073	43,502
Equity-based compensation	(11,296)	15,816	(13,168)
Increases in uncertain tax positions	62,333	34,661	35,148
Other permanent differences and miscellaneous items	17,080	11,348	16,894
	$532,450	$598,279	$587,828

Effective from fiscal year 2022, the Company has a 15-year tax incentive ruling in Malaysia for one of its foreign subsidiaries. The impact of the tax incentive decreased worldwide taxes by approximately $416.3 million, $576.0 million, and $574.7 million for fiscal years 2024, 2023, and 2022, respectively. The benefit of the tax incentive on diluted earnings per share was approximately $3.15, $4.24, and $4.09 in fiscal years 2024, 2023, and 2022, respectively.
Earnings of the Company’s foreign subsidiaries included in consolidated retained earnings that are indefinitely reinvested in foreign operations aggregated to approximately $1.1 billion at June 30, 2024. If these earnings were remitted to the United States, they would be subject to foreign withholding taxes of approximately $130.8 million at the current statutory rates. The potential tax expense associated with these foreign withholding taxes would be offset by $104.7 million of foreign tax credits that would be generated in the United States upon remittance.
On August 16, 2022, the IRA was signed into law. In general, the provisions of the IRA are effective beginning with the Company’s fiscal year 2024, with certain exceptions. The IRA includes a new 15% corporate alternative minimum tax. The Company has evaluated the impacts of the IRA, including guidance issued by the Treasury Department, and does not expect it to have a material impact on the effective tax rate.
The Company’s gross uncertain tax positions were $723.8 million, $640.2 million, and $617.4 million as of June 30, 2024, June 25, 2023, and June 26, 2022, respectively. During fiscal year 2024, gross uncertain tax positions increased by $83.6 million. The amount

Lam Research Corporation 2024 10-K 52

Table of Content
of uncertain tax positions that, if recognized, would impact the effective tax rate was $622.6 million, $550.1 million, and $539.6 million, as of June 30, 2024, June 25, 2023, and June 26, 2022, respectively.
The aggregate changes in the balance of gross uncertain tax positions were as follows:

(in thousands)
Balance as of June 27, 2021	$566,771
Settlements and effective settlements with tax authorities	(14,440)
Lapse of statute of limitations	(8,021)
Increases in balances related to tax positions taken during prior periods	6,468
Decreases in balances related to tax positions taken during prior periods	(28,376)
Increases in balances related to tax positions taken during current period	94,971
Balance as of June 26, 2022	617,373
Settlements and effective settlements with tax authorities	(50,238)
Lapse of statute of limitations	(22,103)
Increases in balances related to tax positions taken during prior periods	5,841
Decreases in balances related to tax positions taken during prior periods	(4,316)
Increases in balances related to tax positions taken during current period	93,615
Balance as of June 25, 2023	640,172
Settlements and effective settlements with tax authorities	(9,548)
Lapse of statute of limitations	(10,114)
Decreases in balances related to tax positions taken during prior periods	(12,326)
Increases in balances related to tax positions taken during current period	115,600
Balance as of June 30, 2024	$723,784

The Company recognizes interest expense and penalties related to the above uncertain tax positions within income tax expense. The Company had accrued $105.7 million, $74.4 million, and $61.2 million cumulatively for gross interest and penalties as of June 30, 2024, June 25, 2023, and June 26, 2022, respectively.
The Company is subject to audits by state and foreign tax authorities. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.
The Company files U.S. federal, U.S. state, and foreign income tax returns. As of June 30, 2024, tax years 2006-2024 remain subject to examination in the jurisdictions where the Company operates.
The IRS is examining the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2019, June 28, 2020, and June 27, 2021. To date, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitation. The change in uncertain tax positions as a result of lapses of statutes of limitation may range up to $212.2 million.

Lam Research Corporation 2024 10-K 53

Table of Content
Note 8: Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, and restricted stock units.
The following table reconciles the inputs to the basic and diluted computations for net income per share.

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
	(in thousands, except per share data)
Numerator:
Net income	$3,827,772	$4,510,931	$4,605,286
Denominator:
Basic average shares outstanding	131,410	135,472	139,899
Effect of potential dilutive securities:
Employee stock plans	585	362	729
Diluted average shares outstanding	131,995	135,834	140,628
Net income per share - basic	$29.13	$33.30	$32.92
Net income per share - diluted	$29.00	$33.21	$32.75

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. These anti-dilutive securities, including options, service-based RSUs, and market-based PRSUs, were not material for fiscal years ended June 30, 2024, June 25, 2023, and June 26, 2022.
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
The Company’s primary financial instruments include its cash, cash equivalents, long-term investments, accounts receivable, accounts payable, long-term debt and leases, and foreign currency related derivative instruments. The estimated fair value of cash, time deposits, accounts receivable, and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of lease obligations approximate their carrying value as the majority of these obligations are generally short-term in nature and have interest rates that reset upon renewal or modification. Refer to Note 14: Long Term Debt and Other Borrowings for additional information regarding the fair value of the Company’s senior notes.

Lam Research Corporation 2024 10-K 54

Table of Content
The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments.
The Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the Consolidated Statement of Operations. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the Consolidated Statement of Operations. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the Consolidated Statement of Operations during the twelve months ended June 30, 2024, June 25, 2023, and June 26, 2022.
Investments
Investments are recorded within Prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets. As of June 30, 2024 and June 25, 2023, the fair value; and associated unrealized loss positions, if any, of mutual funds and debt and equity investments were not material. Gross realized gains/(losses) from sales of investments were insignificant in the fiscal years 2024, 2023, and 2022.
The financial instruments reported within Cash and cash equivalents in the Company’s Consolidated Balance Sheets as of June 30, 2024, and June 25, 2023 consisted of the following:

	June 30, 2024	June 25, 2023
	(in thousands)
Money market funds (fair value measured on a recurring basis, level 1)	$2,543,462	$2,223,642
Cash	1,568,315	2,132,522
Time deposits	1,736,079	980,892
Total	$5,847,856	$5,337,056

In addition, as of June 25, 2023 the Company had restricted cash in the form of time deposits of $250.0 million reported within Other assets in the Consolidated Balance Sheets that was subsequently released in the three months ended September 24, 2023. Refer to Note 15: Leases for more information.
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
Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of June 30, 2024 and June 25, 2023, the potential effect of rights of offset associated with the above foreign exchange and interest rate contracts would be immaterial to the Consolidated Balance Sheets.
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

Lam Research Corporation 2024 10-K 55

Table of Content
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
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to earnings immediately. There were no material gains or losses during the fiscal years ended June 30, 2024, June 25, 2023, or June 26, 2022 associated with forecasted transactions that did not occur, nor any ineffectiveness recognized in the same periods.
As of June 30, 2024 and June 25, 2023, the fair value of outstanding cash flow hedges was not material. The effect of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations, including accumulated other comprehensive income, was not material as of and for the twelve months ended June 30, 2024 and June 25, 2023. As of June 30, 2024, the Company had an immaterial net gain or loss accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges and interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 12 months. The total notional value of cash flow hedge instruments outstanding as of June 30, 2024 included $307.3 million of buy contracts and $136.5 million of sell contracts.
Balance Sheet Hedges
The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. These forward contracts are not designated for hedge accounting treatment. Therefore, the change in the carrying value of these derivatives is recorded as a component of other income (expense), net and offsets the change in fair value of the foreign currency denominated assets and liabilities related to remeasurement, which are also recorded in other income (expense), net. As of June 30, 2024 and June 25, 2023, the fair value of outstanding balance sheet hedges was not material. The effect of the Company’s balance sheet hedge derivative instruments on the Company’s Consolidated Statements of Operations were not material as of and for the twelve months ended June 30, 2024. The total notional value of balance sheet hedge instruments outstanding as of June 30, 2024 included $366.9 million of buy contracts and $238.2 million of sell contracts.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable, and derivative financial instruments used in hedging activities. Cash is placed on deposit at large, global financial institutions. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s cash are creditworthy and, accordingly, minimal credit risk exists with respect to these balances.
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
As of June 30, 2024, three customers accounted for approximately 16%, 13% and 13% of accounts receivable, respectively. As of June 25, 2023, three customers accounted for approximately 32%, 13%, and 10% of accounts receivable, respectively. No other customers accounted for 10% or more of accounts receivable. The Company’s balance and transactional activity for its allowance for doubtful accounts is not material as of and for the years ended June 30, 2024, June 25, 2023, and June 26, 2022. Refer to Note 19: Segment, Geographic Information, and Major Customers for additional information regarding customer concentrations.

Lam Research Corporation 2024 10-K 56

Table of Content
Note 10: Inventories
Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. Inventories consist of the following:

	June 30, 2024	June 25, 2023
	(in thousands)
Raw materials	$2,921,139	$3,196,988
Work-in-process	284,078	325,611
Finished goods	1,012,707	1,293,591
	$4,217,924	$4,816,190

Note 11: Property and Equipment
Property and equipment, net, is presented in the table below.

	June 30, 2024	June 25, 2023
	(in thousands)
Manufacturing and engineering equipment	$1,956,478	$1,802,627
Buildings and improvements	1,605,802	1,286,849
Computer and computer-related equipment	178,941	174,084
Land	163,796	98,739
Office equipment, furniture and fixtures	85,629	83,108
	3,990,646	3,445,407
Less: accumulated depreciation and amortization	(1,860,664)	(1,642,456)
	$2,129,982	$1,802,951

The Company has excluded $24.5 million, and $53.7 million of finance right-of-use assets recorded within property and equipment, net from the table above for the years ended June 30, 2024 and June 25, 2023, respectively. See Note 15: Leases for additional information regarding these finance lease right-of-use assets. Depreciation expense, excluding amortization of finance lease right of use assets, during fiscal years 2024, 2023, and 2022 was $299.0 million, $282.8 million, and $248.2 million, respectively.
Note 12: Goodwill and Intangible Assets
Goodwill
The balance of goodwill was $1.6 billion as of June 30, 2024 and June 25, 2023, respectively. As of June 30, 2024 and June 25, 2023, $65.4 million of the goodwill balance is tax deductible, and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law. No goodwill impairments were recognized in fiscal years 2024, 2023, or 2022. Refer to Note 20: Business Combinations for additional information regarding the Company’s goodwill balance.
Intangible Assets
The following table provides details of the Company’s intangible assets, other than goodwill:

	June 30, 2024			June 25, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$644,128	$(633,740)	$10,388	$644,138	$(631,420)	$12,718
Existing technology	747,390	(686,460)	60,930	717,331	(674,549)	42,782
Patents and other intangible assets	208,052	(140,825)	67,227	199,532	(116,659)	82,873
Intangible assets subject to amortization	1,599,570	(1,461,025)	138,545	1,561,001	(1,422,628)	138,373
In process research and development	—	—	—	30,081	—	30,081
Total intangible assets	$1,599,570	$(1,461,025)	$138,545	$1,591,082	$(1,422,628)	$168,454

Lam Research Corporation 2024 10-K 57

Table of Content
The Company recognized $56.3 million, $51.5 million, and $78.0 million in intangible asset amortization expense during fiscal years 2024, 2023, and 2022, respectively. Intangible asset impairments in fiscal year 2024 were insignificant. No intangible asset impairments were recognized in fiscal years 2023 or 2022.
The estimated future amortization expense of intangible assets as of June 30, 2024, is reflected in the table below. The table excludes $13.2 million of capitalized costs for intangible assets that have not yet been placed into service.

Fiscal Year	Amount
(in thousands)
2025	$42,485
2026	28,010
2027	18,417
2028	14,446
2029	11,673
Thereafter	10,317
$125,348

Refer to Note 20: Business Combinations for additional information regarding the Company’s intangible assets.
Note 13: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2024	June 25, 2023
	(in thousands)
Accrued compensation	$516,717	$481,354
Warranty reserves	228,060	256,781
Income and other taxes payable	186,700	460,630
Dividend payable	260,905	231,267
Restructuring	607	8,014
Other	608,888	572,591
	$1,801,877	$2,010,637

Lam Research Corporation 2024 10-K 58

Table of Content
Note 14: Long Term Debt and Other Borrowings
As of June 30, 2024, and June 25, 2023, the Company’s outstanding debt consisted of the following:

	June 30, 2024		June 25, 2023
	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)		Effective Interest Rate
Fixed-rate 3.80% Senior Notes Due March 15, 2025 (“2025 Notes”)	$500,000	3.87%	$500,000		3.87%
Fixed-rate 3.75% Senior Notes Due March 15, 2026 ("2026 Notes")	750,000	3.86%	750,000		3.86%
Fixed-rate 4.00% Senior Notes Due March 15, 2029 ("2029 Notes")	1,000,000	4.09%	1,000,000		4.09%
Fixed-rate 1.90% Senior Note Due June 15, 2030 ("2030 Notes")	750,000	2.01%	750,000		2.01%
Fixed-rate 4.875% Senior Notes Due March 15, 2049 ("2049 Notes")	750,000	4.93%	750,000		4.93%
Fixed-rate 2.875% Senior Note Due June 15, 2050 ("2050 Notes")	750,000	2.93%	750,000		2.93%
Fixed-rate 3.125% Senior Note Due June 15, 2060 ("2060 Notes")	500,000	3.18%	500,000		3.18%
Total Senior Notes outstanding, at par	5,000,000		5,000,000
Unamortized discount	(28,148)		(32,934)
Fair value adjustment - interest rate contracts	—		3,050	(1)
Unamortized bond issuance costs	(5,435)		(6,189)
Other financing arrangements	944		1,438
Total debt outstanding, at carrying value	$4,967,361		$4,965,365
Reported as:
Current portion of long-term debt	$501,316		$421
Long-term debt	$4,466,045		$4,964,944

(1)This amount represents a cumulative fair value gain for discontinued hedging relationships, net of an immaterial amount of amortization as of the periods presented.
The Company’s contractual cash obligations relating to its outstanding debt as of June 30, 2024, were as follows:

Payments Due by Fiscal Year:	Principal	Interest
	(in thousands)
2025	$500,000	$169,583
2026	750,000	147,922
2027	—	128,000
2028	—	128,000
2029	1,000,000	116,333
Thereafter	2,750,000	1,669,880
Total	$5,000,000	$2,359,718

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

Lam Research Corporation 2024 10-K 59

Table of Content
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
Selected additional information regarding the Senior Notes outstanding as of June 30, 2024, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2025 Notes	0.7	$494,015
2026 Notes	1.7	$731,970
2029 Notes	4.7	$961,560
2030 Notes	6.0	$632,880
2049 Notes	24.7	$685,553
2050 Notes	26.0	$488,130
2060 Notes	36.0	$317,660
Revolving Credit Facility
On March 12, 2014, the Company established an unsecured Credit Agreement. This agreement was amended on November 10, 2015 (the “Amended and Restated Credit Agreement”), October 13, 2017 (the “2nd Amendment”), February 25, 2019 (the “3rd Amendment”), June 17, 2021 (the “Second Amended and Restated Credit Agreement”), and December 7, 2022 (“Amendment No.1 to Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a $1.50 billion revolving credit facility with a syndicate of lenders, along with an expansion option that will allow the Company, subject to certain requirements, to request an increase in the facility of up to an additional $600.0 million, for a potential total commitment of $2.10 billion. The facility matures on June 17, 2026. The Amendment No.1 To Second Amended and Restated Credit Agreement replaces the benchmark reference rate, London inter-bank offered rate, with term secured overnight financing rate (“SOFR”) equal to the term rate determined by the Chicago Mercantile Exchange term SOFR administrator plus 0.10% (“adjusted term SOFR”), with no change to the amount or timing of contractual cash flows.
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) adjusted term SOFR plus 1.0%, plus a spread of 0.00% to 0.30%, or (2) adjusted term SOFR, plus a spread of 0.805% to 1.30%, in each case plus a facility fee, with such spread and facility fee determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Such spreads and such facility fees are further subject to sustainability adjustments as described in the Amendment No. 1 to Second Amended and Restated Credit Agreement, in each case based on the Company’s performance of certain energy savings and health and safety standards metrics. Principal and any accrued and unpaid interest are due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. As of June 30, 2024, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program (the “CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. In July 2021, the Company amended the CP Program size to a maximum aggregate amount outstanding at any time of $1.50 billion. The net proceeds from the CP Program may be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. As of June 30, 2024, the Company had no outstanding borrowings under the CP Program.
Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, and the revolving credit facility during the fiscal years ended June 30, 2024, June 25, 2023, and June 26, 2022.

Lam Research Corporation 2024 10-K 60

Table of Content

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
	(in thousands)
Contractual interest coupon	$175,128	$175,128	$175,128
Amortization of interest discount	3,274	2,862	2,767
Amortization of issuance costs	1,488	1,376	1,351
Effect of interest rate contracts, net	3,145	2,545	2,455
Total interest cost recognized	$183,035	$181,911	$181,701

Note 15: Leases
The Company leases certain office spaces, manufacturing and warehouse spaces, equipment, and vehicles. While the majority of the Company’s lease arrangements are operating leases, the Company has certain leases that qualify as finance leases.
The components of lease expense were as follows for the years ended June 30, 2024, June 25, 2023, and June 26, 2022:

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
	(in thousands)
Financing lease cost:
Amortization of right-of-use assets	$5,175	$7,899	$7,439
Interest on lease liabilities	756	863	658
Total finance lease cost	$5,931	$8,762	$8,097

Operating lease cost	$83,476	$75,660	$69,250
Variable lease cost	176,641	227,726	259,041
Variable lease payments are expensed as incurred and are not included within the right of use asset and lease liability calculation. Variable lease payments primarily include costs associated with the Company’s third-party logistics arrangements that contain one or more embedded leases. Variable lease costs will fluctuate based on factory output and material receipt volumes. Short-term rental expense, for agreements less than one year in duration, were immaterial for the twelve months ended June 30, 2024, June 25, 2023, and June 26, 2022, respectively.
Supplemental cash flow information related to leases was as follows as of June 30, 2024, June 25, 2023, and June 26, 2022:

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$97,447	$74,397	$64,808
Financing cash flows paid for principal portion of finance leases	255,695	14,985	11,513

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$146,169	$91,592	$121,580
Finance leases	226,519	20,161	13,868

Lam Research Corporation 2024 10-K 61

Table of Content
Supplemental balance sheet information related to leases was as follows as of June 30, 2024 and June 25, 2023:

	June 30, 2024	June 25, 2023
	(in thousands)
Operating leases
Other assets	$308,336	$242,656

Accrued expenses and other current liabilities	$64,443	$64,682
Other long-term liabilities	223,273	172,886
Total operating lease liabilities	$287,716	$237,568

Finance Leases
Property and Equipment, net	$24,536	$53,721

Current portion of long-term debt and lease liabilities	$3,498	$7,937
Long-term debt and lease liabilities, less current portion	12,475	38,239
Total finance lease liabilities	$15,973	$46,176

	June 30, 2024		June 25, 2023
	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
	(in years)		(in years)
Operating leases	4.9	3.54%	4.9	3.80%
Finance leases	5.8	3.39%	5.2	2.56%
As of June 30, 2024, the maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
	(in thousands)
2025	$72,326	$3,942
2026	61,810	3,239
2027	48,115	2,840
2028	45,898	2,211
2029	46,964	1,779
Thereafter	42,754	3,475
Total lease payments	$317,867	$17,486
Less imputed interest	(30,151)	(1,513)
Total	$287,716	$15,973

Selected Leases and Related Guarantees
The Company leases some of its administrative, research and development and manufacturing facilities, regional sales/service offices, and certain equipment under non-cancelable leases. Certain of the Company’s facility leases for buildings located at its Tualatin, Oregon campus; and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation.
The Company elected to exercise purchase options available under its finance leases for certain improved properties in Fremont and Livermore, California (the “California Facility Leases”) in the three months ended September 24, 2023. As a result, the Company released cash collateral in an aggregate of approximately $250 million of restricted cash that was reported in Other assets in the Company’s Consolidated Balance Sheet. Additionally, guarantees made to the lessor that each property would have a certain minimum residual value totaling $298.4 million as of June 25, 2023 in the aggregate were eliminated with the extinguishment of the California Facility Leases. As a result of the purchase of the improved properties, $250.5 million of additions were made to Property and equipment, net in the Company’s Consolidated Balance Sheets primarily comprised of land ($40.5 million) and buildings and improvements ($210.0 million).

Lam Research Corporation 2024 10-K 62

Table of Content
Note 16: Retirement and Deferred Compensation Plans
Employee Savings and Retirement Plan
The Company maintains a 401(k) retirement savings plan for its eligible employees in the United States. Each participant in the plan may elect to contribute from 1% to 75% of annual eligible earnings to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of earnings contributed. Employees participating in the 401(k) retirement savings plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $34.3 million, $34.7 million, and $32.6 million, in fiscal years 2024, 2023, and 2022, respectively.
Deferred Compensation Arrangements
The Company has an unfunded, non-qualified deferred compensation plan whereby executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among various mutual funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. Participants are able to elect the payment of benefits on a specified date at least three years after the opening of a deferral sub-account or upon retirement. Distributions are made in the form of lump sum or annual installments over a period of up to 20 years as elected by the participant. If no alternate election has been made, a lump sum payment will be made upon termination of a participant’s employment with the Company. As of June 30, 2024, and June 25, 2023, the liability of the Company to the plan participants was $385.5 million and $318.0 million, respectively, which was recorded in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. As of June 30, 2024, and June 25, 2023, the Company had investments in the aggregate amount of $393.5 million and $318.1 million, respectively, which correlate to the deferred compensation obligations, which were recorded in Other assets on the Consolidated Balance Sheets.
Post-Retirement Healthcare Plan
The Company maintains a post-retirement healthcare plan for certain executive and director retirees. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. The benefit obligation was $31.2 million and $33.2 million as of June 30, 2024, and June 25, 2023, respectively.
Note 17: Commitments and Contingencies
The Company has certain obligations to make future payments under various contracts; some of these are recorded on its balance sheet and some are not. Obligations that are recorded on the Company’s balance sheet include the Company’s operating and finance lease obligations. Obligations that are not recorded on the Company’s balance sheet include contractual relationships for purchase obligations and certain guarantees. The Company’s commitments relating to off-balance sheet agreements are included in the tables below. These amounts exclude $679.0 million of liabilities related to uncertain tax positions (see Note 7: Income Taxes for further discussion) as of the end of the fiscal year because the Company is unable to reasonably estimate the ultimate amount or time of settlement.
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of June 30, 2024, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 30, 2024, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $207.9 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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

Lam Research Corporation 2024 10-K 63

Table of Content
Purchase Obligations
Purchase obligations consist of non-cancelable significant contractual obligations either on an annual basis or over multi-year periods. The contractual cash obligations and commitments table presented below contains the Company’s minimum obligations at June 30, 2024, under these arrangements and others. For obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided.

The Company’s commitments related to these agreements as of June 30, 2024, were as follows:

Payments Due by Fiscal Year:	Purchase Obligations
(in thousands)
2025	$816,752
2026	29,784
2027	4,508
2028	4,786
2029	3,679
Thereafter	3,113
Purchase obligations for which timing of payment is indeterminable	64,061
Total	$926,683

Transition Tax Liability
On December 22, 2017, the “Tax Cuts & Jobs Act” was signed into law. Among other items, this U.S. tax reform assessed a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. As a result, the Company recognized a total transition tax of $868.4 million and elected to pay the one-time tax over a period of 8 years, commencing in the twelve months ended June 30, 2019. During fiscal year 2023, this one-time tax was adjusted, resulting in a total tax liability increase of approximately $50.0 million, which was spread over the same 8-year period.

The Company’s remaining obligation related to this arrangement as of June 30, 2024, were as follows:

Payments Due by Fiscal Year (1):	Transition Tax
(in thousands)
2025	$183,710
2026	229,638
Total	$413,348

(1) The Company may choose to apply existing tax credits, thereby reducing the actual cash payment.
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of June 30, 2024, warranty reserves totaling $22.3 million were reported in Other long-term liabilities, the remainder were included in Accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.

Lam Research Corporation 2024 10-K 64

Table of Content
Changes in the Company’s product warranty reserves were as follows:

	Year Ended
	June 30, 2024	June 25, 2023
	(in thousands)
Balance at beginning of period	$286,663	$256,258
Warranties issued during the period	193,829	272,281
Settlements made during the period	(189,213)	(240,841)
Changes in liability for warranties issued during the period	(155)	(14,270)
Changes in liability for pre-existing warranties	(40,720)	13,235
Balance at end of period	$250,404	$286,663

Government Assistance
In the fiscal years ended June 30, 2024 and June 25, 2023, the Company received government assistance from various domestic and international governments in the form of cash grants or refundable tax credits. The Grants typically specify conditions that must be met in order for the Grants to be earned, such as employment or employee retention targets; completion of employee training; or the construction or acquisition of property and equipment and are often time-bound. If conditions are not satisfied or if the duration period for the arrangement is not met, the Grants are often subject to reduction, repayment, or termination.
During the fiscal years ended June 30, 2024 and June 25, 2023, the Company’s cash Grants were insignificant. During the fiscal years ended June 30, 2024 and June 25, 2023, the Company recognized immaterial reductions to the cost basis of acquired property and equipment related to refundable tax credits earned. This reduction in the cost basis of acquired property and equipment is recorded with a corresponding reduction to taxes payable and classified under Accrued expense and other current liabilities, or Other long-term liabilities, as appropriate, in the Consolidated Balance Sheets.
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
Note 18: Stock Repurchase Program
In May 2024, the Board of Directors authorized the Company to repurchase up to an additional $10.0 billion of Common Stock; this authorization supplements the remaining balances from any prior authorizations. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time.
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased		Total Cost of Repurchase (3)	Average Price Paid Per Share (1,3)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 25, 2023					$3,537,217
Quarter ended September 24, 2023	1,257		$829,874	$660.01	$2,707,343
Quarter ended December 24, 2023	970		$640,267	$660.04	$2,067,076
Quarter ended March 31, 2024	828	(2)	$860,084	$774.77	$1,206,992
Board authorization, $10 billion increase, May 2024					$11,206,992
Quarter ended June 30, 2024	525	(2)	$382,332	$993.91	$10,824,660
(1)    Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure below regarding the Company’s accelerated share repurchase activity during the fiscal year.
(2)    Includes shares received at initial or final settlement of accelerated share repurchase agreements; see additional disclosures below regarding the Company’s accelerated share repurchase activity during the fiscal year.

Lam Research Corporation 2024 10-K 65

Table of Content
(3)    The Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under the repurchase program, as applicable, and is included in the cost of shares repurchased in the Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
In addition to the shares repurchased under the Board-authorized repurchase program shown above, the Company acquired 144 thousand shares at a total cost of $135.9 million during the 12 months ended June 30, 2024, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
Accelerated Share Repurchase Agreements
On February 1, 2024, the Company entered into accelerated share repurchase agreements (the "February 2024 ASRs") with two financial institutions to repurchase a total of $700 million of Common Stock. The Company took an initial delivery of approximately 631 thousand shares, which represented 75% of the prepayment amount divided by our closing stock price on February 1, 2024. The total number of shares received under the February 2024 ASRs was based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the February 2024 ASRs occurred during April 2024, resulting in the receipt of approximately 140 thousand additional shares, which yielded a weighted-average share price of $917.38 (net of applicable excise taxes) for the transaction period.
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
The Company operates in seven geographic regions: United States, China, Europe, Japan, Korea, Southeast Asia, and Taiwan. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located, while long-lived assets; which includes property and equipment, net, and recognized right of use assets reported in Other assets in the Consolidated Balance Sheets as of June 30, 2024 and June 25, 2023; are attributed to the geographic locations in which the assets are located.
Revenues and long-lived assets by geographic region were as follows:

	Year Ended
	June 30, 2024	June 25, 2023	June 26, 2022
Revenue:	(in thousands)
China	$6,293,990	$4,462,663	$5,411,502
Korea	2,874,015	3,551,742	4,037,467
Taiwan	1,671,815	3,477,862	2,936,482
Japan	1,460,429	1,758,364	1,624,573
United States	1,104,087	1,665,136	1,147,346
Southeast Asia	794,054	1,354,471	1,357,648
Europe	706,996	1,158,278	712,021
Total revenue	$14,905,386	$17,428,516	$17,227,039

Lam Research Corporation 2024 10-K 66

Table of Content

	June 30, 2024	June 25, 2023	June 26, 2022
Long-lived assets:	(in thousands)
United States	$1,582,103	$1,367,534	$1,276,274
Southeast Asia	390,514	339,415	248,029
Korea	262,405	215,898	183,809
Europe	115,316	93,732	77,658
Taiwan	98,268	65,432	72,845
Japan	7,858	8,452	8,406
China	6,390	8,865	7,214
	$2,462,854	$2,099,328	$1,874,235

In fiscal year 2024, one customer accounted for approximately 17% of total revenues. In fiscal year 2023, two customers accounted for approximately 22% and 16% of total revenues, respectively. In fiscal year 2022, four customers accounted for approximately 21%, 12%, 12%, and 11% of total revenues, respectively. No other customers accounted for 10% or more of total revenues.
Note 20: Business Combinations
In November 2022, the Company completed two business combination transactions acquiring the outstanding shares of two separate private companies in cash transactions collectively valued at $153.8 million as of the respective purchase dates. The Company’s assessment of acquisition date fair value of the assets acquired and liabilities assumed resulted in the recognition of $102.2 million of goodwill and $81.2 million of intangible assets; all other assets acquired and all liabilities assumed were immaterial. The purchase price allocation related to the two business combination transactions is considered final. The Company expensed all associated costs, as incurred, in Selling, general, and administrative expense in the Consolidated Statement of Operations for the year ended June 25, 2023.
The following table is a summary of the fair value estimates of the identifiable intangible assets and their useful lives:

	Weighted-Average Useful Life	Estimated Purchase Date Fair Value
		(in thousands)
Existing technology	7 years	$40,294
Customer relationships	8 years	10,835
In process research and development	Indefinite	30,081
		$81,210

Lam Research Corporation 2024 10-K 67

Table of Content
Note 21: Restructuring Charges, Net
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
During the fiscal year ended June 25, 2023, the Company initiated a restructuring plan designed to better align the Company’s cost structure with its outlook for the economic environment and business opportunities. Under the plan, through June 30, 2024, the Company terminated approximately 1,760 employees, incurring expenses related to employee severance and separation costs. Employee severance and separation costs are primarily related to severance, non-cash severance, including equity award compensation expense, pension and other termination benefits. Additionally, the Company made a strategic decision to relocate certain manufacturing activities to pre-existing facilities and incurred charges to move inventory and equipment and exit selected supplier arrangements.
During the fiscal year ended June 30, 2024, net restructuring costs of $43.4 million and $18.2 million were recorded in Restructuring charges, net - cost of goods sold, and Restructuring charges, net - operating expenses, respectively in the Consolidated Statements of Operations. During the fiscal year ended June 25, 2023, net restructuring costs of $78.2 million and $42.2 million were recorded in Restructuring charges, net - cost of goods sold, and Restructuring charges, net - operating expenses, respectively in the Consolidated Statements of Operations.
The restructuring plan is substantially complete as of June 30, 2024, and cumulative costs as of June 30, 2024 total $181.9 million.
The following table is a summary of the activity related to the restructuring plan:

	Severance and Benefits	Other	Total
	(in thousands)
Restructuring liability as of June 26, 2022	$—	$—	$—
Restructuring expense	107,063	13,253	120,316
Cash payments	(96,047)	(12,378)	(108,425)
Non-cash activities	(3,027)	(629)	(3,656)
Restructuring liability as of June 25, 2023	$7,989	$246	$8,235
Restructuring expense	29,926	31,636	61,562
Cash payments	(36,684)	(24,045)	(60,729)
Non-cash activities	(1,034)	(6,941)	(7,975)
Restructuring liability as of June 30, 2024	$197	$896	$1,093

Lam Research Corporation 2024 10-K 68

Table of Content
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lam Research Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lam Research Corporation (the Company) as of June 30, 2024 and June 25, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024 and June 25, 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 29, 2024 expressed an unqualified opinion thereon.

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

Lam Research Corporation 2024 10-K 69

Table of Content

Inventory - Valuation
Description of the Matter
The Company’s inventories totaled $4.2 billion as of June 30, 2024, representing 23% of total assets. As explained in Note 2 to the consolidated financial statements, the Company assesses the valuation of all inventories including manufacturing raw materials, work-in-process, finished goods, and spare parts in each reporting period. Inventory in excess of management’s estimated usage requirement and obsolete inventory is written down to its estimated net realizable value if less than cost.

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

Our audit procedures included, among others, evaluating the significant assumptions (e.g., forecasts related to the Company’s future manufacturing schedules, customer demand, technological obsolescence, and possible alternative uses) and the underlying data used in management’s excess and obsolete inventory valuation assessment. We evaluated inventory levels compared to forecasted demand, historical sales and specific product considerations. We also assessed the historical accuracy of management’s estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1981.
San Jose, California
August 29, 2024

Lam Research Corporation 2024 10-K 70

Table of Content
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lam Research Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Lam Research Corporation’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lam Research Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2024 and June 25, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2024, and the related notes and our report dated August 29, 2024 expressed an unqualified opinion thereon.

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
August 29, 2024

Lam Research Corporation 2024 10-K 71

Table of Content
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective, as of June 30, 2024, at the reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework used by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2024, at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Ernst & Young LLP, an independent registered public accounting firm, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in their attestation report, which is included in Part II, Item 8 of this 2024 Form 10-K.
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
Item 9B.        Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the Company’s fiscal quarter ended June 30, 2024, except for the following arrangements, none of the Company’s directors or officers adopted, modified, or terminated a trading arrangement for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Arrangement”) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K):
•On May 29, 2024, Seshasayee (Sesha) Varadarajan, Senior Vice President, Global Products Group of the Company, adopted a Rule 10b5-1 Trading Arrangement. Mr. Varadarajan’s Rule 10b5-1 Trading Arrangement provides for: (i) the potential exercise of 3,576 stock options expiring on March 1, 2025, and the associated sale of up to 3,576 shares of the Company’s common stock resulting from such exercise, (ii) the potential exercise of 7,432 stock options expiring on March 1, 2026, and the associated sale of up to 7,432 shares of the Company’s common stock resulting from such exercise, and (iii) a gift of shares totaling approximately $150,000 on the date of execution. Mr. Varadarajan’s Rule 10b5-1 Trading Arrangement has a termination date of May 30, 2025.

Lam Research Corporation 2024 10-K 72

Table of Content
The Rule 10b5-1 Trading Arrangement contains pricing conditions that preclude or limit the sale of shares below predetermined minimum prices. The Rule 10b5-1 Trading Arrangement will terminate on the earlier of: (a) its respective termination date indicated above; (b) execution of all trades or expiration of all the orders relating to such trades under the Rule 10b5-1 Trading Arrangement; or (c) such date as the Rule 10b5-1 Trading Arrangement is otherwise terminated according to its terms.
Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Lam Research Corporation 2024 10-K 73

Table of Content
PART III
We have omitted from this 2024 Form 10-K certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the SEC within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders expected to be held on or about November 5, 2024, (the “Proxy Statement”), and certain information included in the Proxy Statement is incorporated into this report by reference.
Item 10.        Directors, Executive Officers and Corporate Governance
For information regarding our executive officers, see Part I, Item 1 of this 2024 Form 10-K under the caption “Information about our Executive Officers,” which information is incorporated into Part III by reference.
The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Voting Proposals — Proposal No. 1: Election of Directors — 2024 Nominees for Director.”
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

Lam Research Corporation 2024 10-K 74

Table of Content
PART IV
Item 15.    Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K.

Item 16.     Form 10-K Summary
None

Lam Research Corporation 2024 10-K 75

Table of Content
LAM RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2024
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

Lam Research Corporation 2024 10-K 76

Table of Content

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

10.26*	Executive Severance Policy, as amended and restated.
10.27*	Executive Change in Control Policy, as amended and restated.
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

10.38*	Non-employee Director Compensation Program, as amended.
10.39*
Lam Research Corporation Senior Executive Transition Policy which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed on May 11, 2022 (SEC File No. 000-12933)

Lam Research Corporation 2024 10-K 77

Table of Content

Exhibit	Description
10.40*
Form of Restricted Stock Unit Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on January 30, 2023 (SEC File No. 000-12933).

10.41*	Form of Indemnification Agreement which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 29, 2024 (SEC File No. 000-12933).
10.42*
Form of Restricted Stock Unit Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2024 (SEC File No. 000-12933).

10.43*
Form of Restricted Stock Unit Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2024 (SEC File No. 000-12933).

10.44*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2024 (SEC File No. 000-12933).

10.45*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2024 (SEC File No. 000-12933).

19.1	Insider Trading Policy.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (See Signature page)
31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)
31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)
32.1	Section 1350 Certification — (Principal Executive Officer)
32.2	Section 1350 Certification — (Principal Financial Officer)
97.1	Policy for the Recovery of Erroneously Awarded Compensation.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 __________________________________

*Indicates management contract or compensatory plan or arrangement.

Lam Research Corporation 2024 10-K 78

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 29, 2024	LAM RESEARCH CORPORATION (Registrant)

By:		/s/ Timothy M. Archer
Timothy M. Archer
President and Chief Executive Officer

Lam Research Corporation 2024 10-K 79

Table of Content
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

Signatures	Title	Date
Principal Executive Officer

/s/ Timothy M. Archer	President, Chief Executive Officer and Director	August 29, 2024
Timothy M. Archer

Principal Financial Officer

/s/ Douglas R. Bettinger	Executive Vice President and Chief Financial Officer	August 29, 2024
Douglas R. Bettinger

Principal Accounting Officer

/s/ Christina C. Correia	Group Vice President and Chief Accounting Officer	August 29, 2024
Christina C. Correia

Other Directors
Signatures	Title	Date	Signatures	Title	Date

/s/ Abhijit Y. Talwalkar	Chairman	August 29, 2024	/s/ Ho Kyu Kang	Director	August 29, 2024
Abhijit Y. Talwalkar			Ho Kyu Kang

/s/ Sohail U. Ahmed	Director	August 29, 2024	/s/ Bethany J. Mayer	Director	August 29, 2024
Sohail U. Ahmed			Bethany J. Mayer

/s/ Eric K. Brandt	Director	August 29, 2024	/s/ Jyoti K. Mehra	Director	August 29, 2024
Eric K. Brandt			Jyoti K. Mehra

/s/ Michael R. Cannon	Director	August 29, 2024	/s/ Lih Shyng Tsai	Director	August 29, 2024
Michael R. Cannon			Lih Shyng (Rick L.) Tsai

/s/ John M. Dineen	Director	August 29, 2024	/s/ Leslie F. Varon	Director	August 29, 2024
John M. Dineen			Leslie F. Varon

Lam Research Corporation 2024 10-K 80