Form 10-Q
period 2024-09-29
LAM RESEARCH CORP
filed 2024-10-28
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2024, the Registrant had 1,286,685 thousand shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 29, 2024	September 24, 2023
Revenue	$4,167,976	$3,482,062
Cost of goods sold	2,165,293	1,819,420
Restructuring charges, net - cost of goods sold	—	7,940
Total cost of goods sold	2,165,293	1,827,360
Gross margin	2,002,683	1,654,702
Research and development	495,358	422,629
Selling, general, and administrative	243,128	207,023
Restructuring charges, net - operating expenses	—	2,021
Total operating expenses	738,486	631,673
Operating income	1,264,197	1,023,029
Other income (expense), net	30,081	2,601
Income before income taxes	1,294,278	1,025,630
Income tax expense	(177,834)	(138,232)
Net income	$1,116,444	$887,398
Net income per share:
Basic	$0.86	$0.67
Diluted	$0.86	$0.67
Number of shares used in per share calculations:
Basic	1,299,236	1,325,840
Diluted	1,304,066	1,331,664

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2025 Q1 10-Q 3

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	September 29, 2024	September 24, 2023
Net income	$1,116,444	$887,398
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	45,126	(20,678)
Cash flow hedges:
Net unrealized (losses) gains during the period	(2,436)	8,598
Net gains reclassified into net income	(104)	(8,917)
	(2,540)	(319)
Available-for-sale investments:
Net unrealized gains during the period	—	182
Net gains reclassified into net income	—	(10)
	—	172
Defined benefit plans, net change in unrealized component	39	181
Other comprehensive income (loss), net of tax	42,625	(20,644)
Comprehensive income	$1,159,069	$866,754

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q1 10-Q 4

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 29, 2024	June 30, 2024
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$6,067,471	$5,847,856
Accounts receivable, less allowance of $5,580 as of September 29, 2024, and $5,277 as of June 30, 2024	2,937,217	2,519,250
Inventories	4,209,878	4,217,924
Prepaid expenses and other current assets	277,802	298,190
Total current assets	13,492,368	12,883,220
Property and equipment, net	2,214,269	2,154,518
Goodwill and intangible assets	1,758,344	1,765,073
Other assets	2,067,508	1,941,917
Total assets	$19,532,489	$18,744,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$704,247	$613,966
Accrued expenses and other current liabilities	2,196,424	1,801,877
Deferred profit	1,937,315	1,417,781
Current portion of long-term debt and finance lease obligations	504,682	504,814
Total current liabilities	5,342,668	4,338,438
Long-term debt and finance lease obligations, less current portion	4,479,087	4,478,520
Income taxes payable	664,717	813,304
Other long-term liabilities	574,126	575,012
Total liabilities	11,060,598	10,205,274
Commitments and contingencies (refer to Note 12)
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 4,000,000 shares as of September 29, 2024 and June 30, 2024; issued and outstanding, 1,291,958 shares as of September 29, 2024, and 1,303,769 shares as of June 30, 2024	1,292	1,304
Additional paid-in capital	8,303,014	8,223,046
Treasury stock, at cost; 1,660,250 shares as of September 29, 2024, and 1,648,239 shares as of June 30, 2024	(25,374,657)	(24,365,783)
Accumulated other comprehensive loss	(87,803)	(130,428)
Retained earnings	25,630,045	24,811,315
Total stockholders’ equity	8,471,891	8,539,454
Total liabilities and stockholders’ equity	$19,532,489	$18,744,728

(1)Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q1 10-Q 5

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 29, 2024	September 24, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,116,444	$887,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,295	90,479
Deferred income taxes	(108,722)	(24,238)
Equity-based compensation expense	80,011	67,211
Other, net	(457)	(150)
Changes in operating assets and liabilities	386,900	(69,537)
Net cash provided by operating activities	1,568,471	951,163
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(110,588)	(76,992)
Proceeds from maturities of available-for-sales securities	—	7,275
Other, net	37	(4,966)
Net cash used for investing activities	(110,551)	(74,683)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt, including finance lease obligations	(934)	(253,109)
Treasury stock purchases	(997,035)	(843,238)
Dividends paid	(260,985)	(230,332)
Proceeds from issuance of common stock, net issuance costs	(43)	2,818
Other, net	(324)	(2,151)
Net cash used for financing activities	(1,259,321)	(1,326,012)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	22,682	(11,031)
Net change in cash, cash equivalents, and restricted cash	221,281	(460,563)
Cash, cash equivalents, and restricted cash at beginning of period (1)	5,850,803	5,587,372
Cash, cash equivalents, and restricted cash at end of period (1)	$6,072,084	$5,126,809
Schedule of non-cash transactions:
Accrued payables for stock repurchases, including applicable excise tax	$63,322	$37,768
Accrued payables for capital expenditures	52,203	38,668
Dividends payable	297,634	265,040
Transfers of finished goods inventory to property and equipment	32,985	18,014

Reconciliation of cash, cash equivalents, and restricted cash	September 29, 2024	September 24, 2023
Cash and cash equivalents	$6,067,471	$5,126,150
Restricted cash and cash equivalents (1)	4,613	659
Total cash, cash equivalents, and restricted cash	$6,072,084	$5,126,809

(1)Restricted cash is reported within Other assets in the Condensed Consolidated Balance Sheets
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q1 10-Q 6

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	September 29, 2024
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2024	1,303,769	$1,304	$8,223,046	$(24,365,783)	$(130,428)	$24,811,315	$8,539,454
Issuance of common stock	200	—	(43)	—	—	—	(43)
Purchase of treasury stock	(12,011)	(12)	—	(1,008,874)	—	—	(1,008,886)
Equity-based compensation expense	—	—	80,011	—	—	—	80,011
Net income	—	—	—	—	—	1,116,444	1,116,444
Other comprehensive income	—	—	—	—	42,625	—	42,625
Cash dividends declared ($0.23 per common share)	—	—	—	—	—	(297,714)	(297,714)
Balance at September 29, 2024	1,291,958	$1,292	$8,303,014	$(25,374,657)	$(87,803)	$25,630,045	$8,471,891

	Three Months Ended
	September 24, 2023
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 25, 2023	1,332,966	$1,333	$7,806,749	$(21,529,300)	$(100,706)	$22,032,096	$8,210,172
Issuance of common stock	414	—	2,818	—	—	—	2,818
Purchase of treasury stock	(12,659)	(13)	—	(835,507)	—	—	(835,520)
Equity-based compensation expense	—	—	67,211	—	—	—	67,211
Net income	—	—	—	—	—	887,398	887,398
Other comprehensive loss	—	—	—	—	(20,644)	—	(20,644)
Cash dividends declared ($0.20 per common share)	—	—	—	—	—	(264,105)	(264,105)
Balance at September 24, 2023	1,320,721	$1,320	$7,876,778	$(22,364,807)	$(121,350)	$22,655,389	$8,047,330

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q1 10-Q 7

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2024
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 30, 2024, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2024 (the “2024 Form 10-K”).
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 29, 2025 and includes 52 weeks. The quarters ended September 29, 2024 (the “September 2024 quarter”) and September 24, 2023 included 13 weeks.
Common Stock Split: On May 21, 2024, the Company announced a ten-for-one stock split which was effective October 2, 2024. All share and per share amounts throughout this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the stock split. The par value per share remains unchanged at $0.001 per share after the stock split.
Reclassification: Certain amounts for the June 30, 2024 Condensed Consolidated Balance Sheet and notes to the financial statements have been reclassified to conform to the current period presentation.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted or Effective
The Company has not adopted any new accounting standards during the three months ended September 29, 2024 that have a material impact on the Company’s Condensed Consolidated Financial Statements.
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
Lam Research Corporation 2025 Q1 10-Q 8

The Company operates in seven geographic regions: United States, China, Europe, Japan, Korea, Southeast Asia, and Taiwan. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. The Company serves three primary markets: memory, foundry, and logic/integrated device manufacturing.
The following table presents the Company’s revenues disaggregated between systems and customer support-related revenue:

	Three Months Ended
	September 29, 2024	September 24, 2023
	(In thousands)
Systems revenue	$2,392,730	$2,056,655
Customer support-related revenue and other	1,775,246	1,425,407
	$4,167,976	$3,482,062

Systems revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant product line.
The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended
	September 29, 2024	September 24, 2023
	(In thousands)
China	$1,558,404	$1,687,311
Korea	762,081	547,945
Taiwan	615,368	242,490
United States	488,381	282,224
Japan	301,386	324,520
Southeast Asia	244,789	159,103
Europe	197,567	238,469
	$4,167,976	$3,482,062

The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended
	September 29, 2024	September 24, 2023
Memory	35%	38%
Foundry	41%	36%
Logic/integrated device manufacturing	24%	26%
Deferred Revenue
Revenue of $371.4 million included in deferred profit at June 30, 2024 was recognized during the three months ended September 29, 2024, representing 24% of the $1,551.6 million of deferred revenue as of June 30, 2024.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of September 29, 2024 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(In thousands)
Deferred revenue	$1,575,595	$410,209	(1)	$61,239	(1)	$2,047,043

(1)This amount is reported in Deferred profit on the Company's Condensed Consolidated Balance Sheets as the customers can demand the performance to be satisfied at any time.
Lam Research Corporation 2025 Q1 10-Q 9

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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 29, 2024	September 24, 2023
	(in thousands)
Equity-based compensation expense	$80,011	$67,211
Income tax benefit recognized related to equity-based compensation expense	$10,582	$9,564
NOTE 5 — OTHER INCOME (EXPENSE), NET
The significant components of other income (expense), net, are as follows:

	Three Months Ended
	September 29, 2024	September 24, 2023
	(in thousands)
Interest income	$68,449	$56,564
Interest expense	(44,946)	(45,331)
Gains (losses) on deferred compensation plan-related assets, net	17,420	(2,901)
Foreign exchange (losses) gains, net	(9,686)	1,269
Other, net	(1,156)	(7,000)
	$30,081	$2,601

NOTE 6 — INCOME TAX EXPENSE
The Company’s provision for income taxes and effective tax rate are as follows:

	Three Months Ended
	September 29, 2024	September 24, 2023
	(in thousands, except percentages)
Income tax expense	$177,834	$138,232
Effective tax rate	13.7%	13.5%
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three months ended September 29, 2024 and September 24, 2023 was primarily due to income in lower tax jurisdictions.
The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2019, June 28, 2020 and June 27, 2021. To date, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitation. The change in uncertain tax positions as a result of lapses of statutes of limitation may range up to $210.1 million.
Lam Research Corporation 2025 Q1 10-Q 10

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

	Three Months Ended
	September 29, 2024	September 24, 2023
	(in thousands, except per share data)
Numerator:
Net income	$1,116,444	$887,398
Denominator:
Basic average shares outstanding	1,299,236	1,325,840
Effect of potential dilutive securities:
Employee stock plans	4,830	5,824
Diluted average shares outstanding	1,304,066	1,331,664
Net income per share - basic	$0.86	$0.67
Net income per share - diluted	$0.86	$0.67

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. These anti-dilutive securities, including options and RSUs, were not material for the three months ended September 29, 2024 and September 24, 2023.
NOTE 8 — FINANCIAL INSTRUMENTS
The Company’s investment strategies and investment and fair value policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2024 Form 10-K. As of September 29, 2024 and June 30, 2024, the fair value of mutual funds and equity investments were not material. The Company had no debt security investments as of September 29, 2024 and June 30, 2024. The financial statement impacts to the Condensed Consolidated Statement of Operations from debt and equity investments were not material as of and for the three months ended September 29, 2024 and September 24, 2023.
The financial instruments reported within Cash and Cash Equivalents in the Company’s Condensed Consolidated Balance Sheets as of September 29, 2024, and June 30, 2024 consisted of the following:

	September 29, 2024	June 30, 2024
	(in thousands)
Money market funds (fair value measured on a recurring basis, level 1)	$2,527,002	$2,543,462
Cash	1,779,874	1,568,315
Time deposits	1,760,595	1,736,079
Total	$6,067,471	$5,847,856

Derivative Instruments and Hedging
The Company’s hedging strategies and policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2024 Form 10-K. As of September 29, 2024 and June 30, 2024, the fair value of outstanding cash flow and balance sheet hedges were not material. The financial statement impacts to the Condensed Consolidated Statement of Operations from derivative instruments and hedging activities were not material as of and for the three months ended September 29, 2024 and September 24, 2023.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk and the Company’s mitigation strategies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2024 Form 10-K.
Lam Research Corporation 2025 Q1 10-Q 11

NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. Inventories consist of the following:

	September 29, 2024	June 30, 2024
	(in thousands)
Raw materials	$2,837,766	$2,921,139
Work-in-process	337,754	284,078
Finished goods	1,034,358	1,012,707
	$4,209,878	$4,217,924

NOTE 10 — GOODWILL
The balance of goodwill is approximately $1.6 billion as of September 29, 2024 and June 30, 2024. As of September 29, 2024 and June 30, 2024, $65.4 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.
NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 29, 2024	June 30, 2024
	(in thousands)
Accrued compensation	$599,316	$516,717
Warranty reserves	227,027	228,060
Income and other taxes payable	475,598	186,700
Dividend payable	297,634	260,905
Other	596,849	609,495
	$2,196,424	$1,801,877

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of September 29, 2024, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of September 29, 2024, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $210.8 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Lam Research Corporation 2025 Q1 10-Q 12

Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of September 29, 2024, warranty reserves totaling $23.3 million were reported in Other long-term liabilities, the remainder were included in Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 29, 2024	September 24, 2023
	(in thousands)
Balance at beginning of period	$250,404	$286,663
Warranties issued during the period	62,730	44,519
Settlements made during the period	(44,968)	(52,236)
Changes in liability for warranties issued during the period	176	(50)
Changes in liability for pre-existing warranties	(17,967)	(13,522)
Balance at end of period	$250,375	$265,374

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
Repurchases under the repurchase program were as follows during the periods indicated. All references to share and per share amounts have been retroactively adjusted to reflect the effects of the stock split. See Note 1 for more information.

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid per Share (1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2024				$10,824,660
Quarter ended September 29, 2024	11,952	$1,003,654	$83.97	$9,821,006

(1)    The Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under the repurchase program, as applicable, and is included in the cost of shares repurchased in the Condensed Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
In addition to the shares repurchased under the Board-authorized repurchase program shown above, during the three months ended September 29, 2024, the Company acquired 59 thousand shares at a total cost of $5.2 million, which the Company withheld through net settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.
Lam Research Corporation 2025 Q1 10-Q 13

NOTE 14 — RESTRUCTURING CHARGES, NET
During the fiscal year ended June 25, 2023, the Company initiated a restructuring plan designed to better align the Company’s cost structure with its outlook for the economic environment and business opportunities. Under the plan, through June 30, 2024, the Company terminated approximately 1,760 employees, and incurred expenses related to employee severance and separation costs. Employee severance and separation costs were primarily related to severance, non-cash severance, including equity award compensation expense, pension and other termination benefits. Additionally, the Company made a strategic decision to relocate certain manufacturing activities to pre-existing facilities and incurred charges to move inventory and equipment and exit selected supplier arrangements.
No restructuring charges were recorded during the three months ending September 29, 2024. During the three months ended September 24, 2023, net restructuring costs of $7.9 million and $2.0 million were recorded in Restructuring charges, net - cost of goods sold, and Restructuring charges, net - operating expenses, respectively in the Condensed Consolidated Statements of Operations.
The restructuring plan was substantially completed as of June 30, 2024, and cumulative costs as of June 30, 2024 totaled $181.9 million. The restructuring liability reported as of June 30, 2024 totaling $1.1 million has been substantially satisfied in the three months ended September 29, 2024.
Lam Research Corporation 2025 Q1 10-Q 14

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends and opportunities in the global economic environment; trends and opportunities in the semiconductor industry, including in the end markets and applications for semiconductors, in device complexity, and in the complexity of device manufacturing; growth or decline in the industry and the market for, and spending on, wafer fabrication equipment; the anticipated levels of, and rates of change in, margins, market share, served available market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; restructuring activities; business process improvements and initiatives; volatility in our quarterly results; the makeup of our customer base; customer and end user requirements and our ability to satisfy those requirements; the performance and benefits of our products and services; customer spending and demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our products and services; our competition, and our ability to defend our market share and to gain new market share; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; our supply chain and the role of suppliers in our business, including the impacts of supply chain constraints and material costs; our leadership and competency, and our ability to facilitate innovation; our research and development programs; the opportunities in our industry for, and our ability to create sustainable differentiation; technology inflections in the industry and our ability to identify those inflections and to invest in research and development programs to meet them; our ability to deliver multi-product solutions; the resources invested to comply with evolving standards and the impact of such efforts; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including, but not limited to, the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); hedging transactions; debt or financing arrangements; our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our ability to scale our operations to respond to changes in our business; our goals and initiatives with respect to environmental, social and governance matters, including emissions, and human capital, including inclusion and diversity; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; and the sufficiency of our financial resources or liquidity to support future business activities (including, but not limited to, operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 30, 2024 (our “2024 Form 10-K”), and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three months ended September 29, 2024, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2024 Form 10-K.
Lam Research Corporation 2025 Q1 10-Q 15

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
In calendar year 2024, we anticipate higher wafer fabrication equipment spending, driven by an increase in both memory and non-memory market segments versus calendar year 2023. In the short term, volatility in the semiconductor demand environment, as well as other risks and uncertainties, may negatively impact our revenue and operating margin. Over the longer term, we believe that secular demand for semiconductors, combined with technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will drive sustainable growth and lead to an increase in the served available market for our products and services in the deposition, etch, and clean businesses.
On May 21, 2024, the Company announced a ten-for-one stock split which was effective October 2, 2024. All references made to share or per share amounts throughout this Form 10-Q, including those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, have been retroactively adjusted to reflect the stock split.
Lam Research Corporation 2025 Q1 10-Q 16

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	September 29, 2024	June 30, 2024
	(in thousands, except per share data and percentages)
Revenue	$4,167,976	$3,871,507
Gross margin	$2,002,683	$1,840,098
Gross margin as a percent of total revenue	48.0%	47.5%
Total operating expenses	$738,486	$713,538
Net income	$1,116,444	$1,020,282
Diluted net income per share	$0.86	$0.78
In the September 2024 quarter, revenue increased 8% compared to the three months ended June 30, 2024 (the “June 2024 quarter”), driven by increases in systems revenue as a result of strengthened investments in the dynamic random access memory (“DRAM”) market segment as well as increases in customer support-related revenue. The deferred revenue balance was $2,047.0 million at the end of the September 2024 quarter, an increase relative to the balance at the end of the June 2024 quarter of $1,551.6 million, mainly due to an increase in customer advanced deposits.
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
The increase in gross margin as a percentage of revenue in the September 2024 quarter compared to the June 2024 quarter was primarily a result of improved factory efficiencies, partially offset by increased incentive compensation expense. The increase in operating expenses in the September 2024 quarter compared to the June 2024 quarter was driven by higher headcount and incentive compensation expense, as well as increases in outside services spend, partially offset by lower spending for supplies.
Our cash, cash equivalents, and restricted cash balances increased to $6.1 billion at the end of the September 2024 quarter compared to $5.9 billion at the end of the June 2024 quarter. This increase was primarily the result of $1,568.5 million of cash generated from operating activities, partially offset by $997.0 million of share repurchases, including net share settlement of employee stock-based compensation; $261.0 million of dividends paid to stockholders; and $110.6 million of capital expenditures. Employee headcount as of September 29, 2024 was approximately 17,700.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended
	September 29, 2024	June 30, 2024	September 24, 2023
Revenue (in millions)	$4,168	$3,872	$3,482
China	37%	39%	48%
Korea	18%	18%	16%
Taiwan	15%	15%	7%
United States	12%	10%	8%
Japan	7%	7%	9%
Southeast Asia	6%	8%	5%
Europe	5%	3%	7%
The increase in revenue for the September 2024 quarter compared to the same period in 2023 is primarily due to increases in Foundry and DRAM spending by our customers, partially offset by decreases in non-volatile memory spending during this period.
Lam Research Corporation 2025 Q1 10-Q 17

The following table presents our revenue disaggregated between systems and customer support-related revenue:

	Three Months Ended
	September 29, 2024	June 30, 2024	September 24, 2023
	(In thousands)
Systems revenue	$2,392,730	$2,169,885	$2,056,655
Customer support-related revenue and other	1,775,246	1,701,622	1,425,407
	$4,167,976	$3,871,507	$3,482,062

Please refer to Note 3, “Revenue,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The percentage of leading- and non-leading-edge equipment and upgrade revenue from each of the markets we serve was as follows:

	Three Months Ended
	September 29, 2024	June 30, 2024	September 24, 2023
Memory	35%	36%	38%
Foundry	41%	43%	36%
Logic/integrated device manufacturing	24%	21%	26%
The decrease in the memory market segment for the September 2024 quarter compared to the June 2024 quarter is primarily attributable to decreases in non-volatile memory spending, partially offset by increased investments in DRAM. Additionally, the Logic market segment saw strengthened investments as compared to the June 2024 quarter.
Gross Margin

	Three Months Ended
	September 29, 2024	June 30, 2024	September 24, 2023
	(in thousands, except percentages)
Gross margin	$2,002,683	$1,840,098	$1,654,702
Percent of revenue	48.0%	47.5%	47.5%
Gross margin as a percentage of revenue was higher in the September 2024 quarter compared to the June 2024 quarter primarily as a result of improved factory efficiencies, partially offset by increased incentive compensation expense.
The increase in gross margin as a percentage of revenue in the three months ended September 29, 2024 compared to the same period in the prior year was primarily due to improved factory efficiencies and reduced spending on material costs, offset by unfavorable changes in customer and product mix, increased transformational charges, and increased employee-related expenses.
Research and Development

	Three Months Ended
	September 29, 2024	June 30, 2024	September 24, 2023
	(in thousands, except percentages)
Research & development (“R&D”)	$495,358	$497,829	$422,629
Percent of revenue	11.9%	12.9%	12.1%
We continued to make significant R&D investments in the September 2024 quarter focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. The decrease in R&D expense in the September 2024 quarter compared to the June 2024 quarter was primarily driven by a decrease in supplies spending, partially offset by increased headcount and incentive compensation expense, as well as higher elective deferred compensation plan-related costs.
R&D expense in the three months ended September 29, 2024 increased compared to the same period in the prior year, driven by increases in headcount and incentive compensation expense, elective deferred compensation plan-related costs, as well as higher spending on outside services.
Lam Research Corporation 2025 Q1 10-Q 18

Selling, General, and Administrative

	Three Months Ended
	September 29, 2024	June 30, 2024	September 24, 2023
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$243,128	$216,477	$207,023
Percent of revenue	5.8%	5.6%	5.9%
SG&A expense during the September 2024 quarter increased in comparison to the June 2024 quarter, primarily driven by increases in headcount and incentive compensation expense.
SG&A expense during the three months ended September 29, 2024 increased compared to the same period in the prior year, driven by higher spending for transformational activities, as well as increases in headcount and incentive compensation expense.
Restructuring Charges, Net

	Three Months Ended
	September 29, 2024	June 30, 2024	September 24, 2023
	(in thousands, except percentages)
Restructuring charges, net	$—	$4,508	$9,961
Percent of revenue	—%	0.1%	0.3%
In fiscal year 2023, we initiated a restructuring plan that continued into fiscal year 2024, designed to better align our cost structure with our outlook for the economic environment and business opportunities. Under the plan we terminated approximately 1,760 employees, incurring expenses related to employee severance and separation costs. Employee severance and separation costs were primarily related to severance, non-cash severance, including equity award compensation expense, pension and other termination benefits. Additionally, we made a strategic decision to relocate certain manufacturing activities to pre-existing facilities. The restructuring plan was substantially completed as of June 30, 2024.
Please refer to Note 14, “Restructuring charges, net,” to our Condensed Consolidated Financial Statements, included in Part I of this Form 10-Q for additional information.
Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended
	September 29, 2024	June 30, 2024	September 24, 2023
	(in thousands)
Interest income	$68,449	$66,027	$56,564
Interest expense	(44,946)	(46,439)	(45,331)
Gains (losses) on deferred compensation plan-related assets, net	17,420	9,643	(2,901)
Foreign exchange (losses) gains, net	(9,686)	(1,194)	1,269
Other, net	(1,156)	(241)	(7,000)
	$30,081	$27,796	$2,601

Interest income increased in the September 2024 quarter as compared to the June 2024 quarter, primarily due to higher cash balances. Interest income increased for the three months ended September 29, 2024, compared to the same period in 2023, because of higher yields and higher cash balances.
Interest expense was flat for all periods presented.
The gains and losses on deferred compensation plan-related assets, net were driven by fluctuations in the fair market value of the underlying funds for all periods presented.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures for all periods presented.
Lam Research Corporation 2025 Q1 10-Q 19

The variations in other, net for the September 2024 quarter compared to the June 2024 quarter and September 2023 quarter were primarily driven by fluctuations in the fair market value of equity investments.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended
	September 29, 2024	June 30, 2024	September 24, 2023
	(in thousands, except percentages)
Income tax expense	$177,834	$134,074	$138,232
Effective tax rate	13.7%	11.6%	13.5%

The increase in the effective tax rate for the September 2024 quarter compared to the June 2024 quarter was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions.
The effective tax rate for the September quarter compared to the same period in the prior year remained consistent.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States. International pre-tax income is taxable in the United States at a lower effective tax rate than the federal statutory tax rate. Please refer to Note 7, “Income Taxes,” to our Consolidated Financial Statements in Part II, Item 8 of our 2024 Form 10-K for additional information.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates are unchanged from those disclosed in “Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2024 Form 10-K.
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, and restricted cash balances were $6.1 billion at September 29, 2024 compared to $5.9 billion as of June 30, 2024. This slight increase was primarily driven by cash generated from operating activities totaling $1,568.5 million, partially offset by $997.0 million of share repurchases, including net share settlement on employee stock-based compensation; $261.0 million in dividends paid; and $110.6 million in capital expenditures.
Net cash provided by operating activities of $1,568.5 million during the three months ended September 29, 2024, consisted of (in thousands):

Net income	$1,116,444
Non-cash charges:
Depreciation and amortization	94,295
Equity-based compensation expense	80,011
Deferred income taxes	(108,722)
Changes in operating asset and liability accounts	386,900
Other	(457)
$1,568,471

Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: an increase in deferred gross profit of $519.5 million, an increase in accrued expenses and other liabilities of $240.4 million and an increase in trade accounts payable of $82.6 million. These sources of cash are offset by the following uses of cash: increases in accounts receivable of $414.1 million, inventory of $23.8 million, and prepaid expenses and other current assets of $17.8 million.
Lam Research Corporation 2025 Q1 10-Q 20

Cash Flow from Investing Activities
Net cash used for investing activities during the three months ended September 29, 2024, was $110.6 million, primarily consisting of capital expenditures.
Cash Flow from Financing Activities
Net cash used for financing activities during the three months ended September 29, 2024, was $1,259.3 million, primarily consisting of $997.0 million in treasury stock repurchases, including net share settlement on employee stock-based compensation, and $261.0 million in dividends paid.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash and cash equivalents as of September 29, 2024, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, factors outside of our control, including uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, are currently, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
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
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2024 Form 10-K. Our exposure related to market risk has not changed materially since June 30, 2024.
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of September 29, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Lam Research Corporation 2025 Q1 10-Q 21

Effectiveness of Controls
While we believe the present design of our disclosure controls and procedures and internal control over financial reporting is effective at the reasonable assurance level, future events affecting our business may cause us to modify our disclosure controls and procedures or internal control over financial reporting.
Lam Research Corporation 2025 Q1 10-Q 22

PART II.    OTHER INFORMATION
ITEM 1.    Legal Proceedings
Please refer to the subsection entitled “Legal Proceedings” within Note 12 “Commitments and Contingencies," to our Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
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
Lam Research Corporation 2025 Q1 10-Q 23

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
We believe that to remain competitive we must devote significant financial resources to offer products that meet our customers’ needs, to maintain customer service and support centers worldwide, and to invest in product and process R&D. Technological changes and developing technologies have required, and are expected to continue to require, new and costly investments. Certain of our competitors, including those that are created and financially backed by foreign governments, have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support resources than we do and therefore have the potential to offer customers a more comprehensive array of products and/or product capabilities and to therefore achieve additional relative success in the semiconductor equipment industry. These competitors may deeply discount or give away products similar to those that we sell, challenging or even exceeding our ability to make similar accommodations and threatening our ability to sell those products. We also face competition from our own customers, who in some instances have established affiliated entities that manufacture equipment similar to ours. In addition, we face competition from companies that exist in a more favorable legal or regulatory environment than we do, who are able to sell products for certain applications at certain customers that we are prohibited from selling to under applicable export controls, allowing the freedom of action in ways that we may be unable to match and potentially contributing to the strengthening of such companies’ ability to compete with us. In many cases, speed to solution is necessary for customer satisfaction and our competitors may be better positioned to achieve these objectives. For these reasons, we may fail to continue to compete successfully worldwide.
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
Lam Research Corporation 2025 Q1 10-Q 24

We Depend on Creating New Products and Processes and Enhancing Existing Products and Processes for Our Success; Consequently, We Are Subject to Risks Associated with Rapid Technological Change
Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances that enable those processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products or existing products have reliability, quality, design, or safety problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may be unable to develop and manufacture products successfully, or products that we introduce may fail in the marketplace. For more than 25 years, the primary driver of technology advancement in the semiconductor industry has been to shrink the lithography that prints the circuit design on semiconductor chips. That driver could be approaching its technological limit, leading semiconductor manufacturers to investigate more complex changes in multiple technologies in an effort to continue technology development. In addition, the emergence of “big data” and new tools such as machine learning and artificial intelligence (“AI”) that capitalize on the availability of large data sets is leading semiconductor manufacturers and equipment manufacturers to pursue new products and approaches that exploit those tools to advance technology development. In the face of uncertainty on which technology solutions will become successful, we will need to focus our efforts on developing the technology changes that are ultimately successful in supporting our customers’ requirements. Our failure to develop and offer the correct technology solutions in a timely manner with productive and cost-effective products could adversely affect our business in a material way. Our failure to commercialize new products in a timely manner could result in loss of market share, unanticipated costs, and inventory obsolescence, which would adversely affect our financial results.
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
Strategic Alliances and Customer Consolidation May Have Negative Effects on Our Business
Semiconductor manufacturing companies from time to time enter into strategic alliances or consolidate with one another to expedite the development of processes and other manufacturing technologies and/or achieve economies of scale. The outcomes of such an alliance can be the definition of a particular tool set for a certain function and/or the standardization of a series of process steps that use a specific set of manufacturing equipment. In addition, the outcomes of consolidation can potentially lead to an overall reduction in the market for semiconductor manufacturing equipment as customers’ operations achieve economies of scale and/or increased purchasing power based on their higher volumes. In certain instances, this could work to our disadvantage if a competitor’s tools or equipment become the standard equipment for such functions or processes. Additional outcomes of such consolidation may include our customers re-evaluating their future supplier relationships to consider our competitors’ products and/or gaining additional influence over the pricing of products and the control of intellectual property or data.
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
Lam Research Corporation 2025 Q1 10-Q 25

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
•macroeconomic, industry and market conditions, including those caused by war, conflict in the Middle East, bank failures; and geopolitical issues;
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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part I Item 2. Results of Operations of this quarterly report on Form 10-Q, accounted for approximately 88%, 93%, and 91% of total revenue in the three months ended September 29, 2024 and fiscal years 2024, and 2023, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
There is inherent risk, based on the complex relationships among the world’s major trading nations, that political, diplomatic and national security influences can lead to trade disputes, impacts and/or disruptions, in particular those affecting the semiconductor industry. This can adversely affect our business with China, Japan, Korea, and/or Taiwan and perhaps the entire Asia Pacific region or global economy. A significant trade dispute, impact, and/or disruption in any area where we do business could have a materially adverse impact on our future revenue and profits.
Lam Research Corporation 2025 Q1 10-Q 26

Tariffs, export controls, additional taxes, trade barriers, sanctions, the termination or modification of trade agreements, trade zones, and other duty mitigation initiatives, and any reciprocal retaliatory actions, can increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, disrupt our supply chain operations, or inhibit our ability to sell products or provide services, which has had and in the future could have a material adverse effect on our business, results of operations, or financial conditions. Certain of our international sales depend on our ability to obtain export licenses from the U.S. or foreign governments, and our inability to obtain such licenses, or an expansion of the number or kinds of sales for which export licenses are required, has limited and could in the future further limit the market for our products and has had and could in the future have an adverse impact on our revenues. As is discussed below under the heading “Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China,” the U.S. government has in recent years imposed new controls, including expanded export license requirements and restrictions on sales to certain Chinese entities that significantly impact trade with China. In addition, the U.S. government has an ongoing process of assessing technologies that may be subject to new or additional export controls, and it is possible that such additional controls, if and when imposed, could further adversely impact our ability to sell our products outside the U.S. The implementation by the U.S. government of broad export controls restricting access to our technology (such as recent controls limiting exports to China) may cause customers with international operations to reconsider their use of and reliance on our products, which could adversely impact our future revenue and profits and strengthen competitors who are not subject to such restrictions. Furthermore, there are risks that foreign governments may, among other things, take retaliatory actions; insist on the use of local suppliers; compel companies to partner with local companies to design and supply equipment on a local basis, requiring the transfer of intellectual property rights and/or local manufacturing; utilize their influence over their judicial systems to respond to intellectual property disputes or issues; and provide special incentives to government-backed local customers to buy from local competitors, even if their products are inferior to ours; all of which could adversely impact our ability to compete as well as our revenues and margins.
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
The technology, data, intellectual property and other sensitive information we seek to protect are subject to loss, release, misappropriation or misuse, and the information systems containing or transmitting such technology, data, intellectual property and other sensitive information are subject to disruption, breach or failure, in each case as a result of various possible causes, any of which could have a material adverse effect on our business or operations. Such causes may include mistakes or unauthorized
Lam Research Corporation 2025 Q1 10-Q 27

actions by our employees or contractors, phishing schemes and other third-party attacks, and degradation or loss of service or access to data due to viruses, malware, denial of service attacks, destructive or inadequate code, power failures, or physical damage to computers, hard drives, communication lines, or networking equipment, in each case with respect to us or the third-party product and service providers upon which we rely. Such causes may also include the use of techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event, or that may continue undetected for an extended period of time. In addition, to the extent AI capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and to implement increasingly sophisticated cybersecurity attacks. Further, the use of AI by us, our customers, suppliers, and third-party providers, among others, may also introduce unique vulnerabilities whose existence or exploitation could have a material adverse effect on our business or operations.
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
•reputational damage;
•diminution in the value of our investment in research, development and engineering; or
•our failure to meet, or violation of, regulatory or other legal obligations, such as the timely publication or filing of financial statements, tax information, and other required communications.
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
We May Not Achieve the Expected Benefits of Our Restructuring Plans and Business Transformation Initiatives, and These Efforts Could Have a Material Adverse Effect on Our Business, Operations, Financial Condition, Results of Operations and Competitive Position
In January 2023, we announced that we were implementing a restructuring plan consisting of a workforce reduction, and that we anticipated undertaking, and may in the future undertake, additional business restructuring, realignment and transformation initiatives. While the restructuring plan was intended to better align our cost structure with the current economic environment and future business opportunities, and our anticipated transformation initiatives have the goal of strengthening our operations and achieving operational efficiencies, there can be no assurance that we will be successful in these plans and initiatives. Implementation of such plans and initiatives may be costly and disruptive to our business, we may not be able to complete them at the cost or within the time frame contemplated, and we may not be able to obtain the anticipated benefits within the projected timing or at all. Restructuring and transformation may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, may require a significant amount of management and other employees' time and focus, and may be distracting to employees and management, which may divert attention from operating and growing our business. Additionally, reductions in our workforce may cause a reduction in our production output capabilities which could impact our ability to manufacture or ship products to customers within a mutually beneficial timeline. If we fail to achieve some or all of the expected benefits, it could have a material adverse effect on our business, operations, financial condition, results of operations and competitive position. For more information about our restructuring plan, see Note 14 to our Condensed Consolidated Financial Statements in Part I.
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
Lam Research Corporation 2025 Q1 10-Q 28

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
Lam Research Corporation 2025 Q1 10-Q 29

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
In addition, the fact that we offer limited product lines creates the risk that our customers may view us as less important to their business than our competitors that offer additional products and/or product capabilities, including new products that take advantage of “big data” or other new technologies such as machine learning and AI. This may impact our ability to maintain or expand our business with certain customers. Such product concentration may also subject us to additional risks associated with technology changes. Our business is affected by our customers’ use of our products in certain steps in their wafer fabrication processes. Should technologies change so that the manufacture of semiconductors requires fewer steps using our products, this could have a larger impact on our business than it would on the business of our less concentrated competitors.
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
Lam Research Corporation 2025 Q1 10-Q 30

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
LEGAL, REGULATORY AND TAX RISKS
Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 37%, 42%, and 26% of our total revenue for the three months ended September 29, 2024 and fiscal years 2024 and 2023, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. In recent years, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. Additionally, the U.S. government has enacted new rules aimed at restricting China’s ability to manufacture advanced semiconductors, which include restrictions on exports, reexports or transfers to, or shipping, transmitting, transferring, or facilitating such movement to, or performing services at, customer facilities in China engaged in certain technology end-uses, without appropriate authorizations obtained from U.S. authorities. The U.S. Department of Commerce has also enacted rules that have expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses; has added additional Chinese companies to its restricted entity list and unverified list under suspicion of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns; and has expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including, but not limited to, Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation, and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could weaken our competitive position and materially and adversely affect our results of operations.
Lam Research Corporation 2025 Q1 10-Q 31

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
Lam Research Corporation 2025 Q1 10-Q 32

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
•macroeconomic, industry and market conditions, including those caused by war, conflict in the Middle East, or bank failures; and geopolitical issues;
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
Lam Research Corporation 2025 Q1 10-Q 33

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
Lam Research Corporation 2025 Q1 10-Q 34

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
Share repurchases, including those under the repurchase program, are reflected in the table below. All references to share and per share amounts have been retroactively adjusted to reflect the effects of the stock split. See Note 1, “Basis of presentation,” to our Consolidated Financial Statements, included in Part I of this Form 10-Q for additional information.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2024					$10,824,660
July 1, 2024 - July 28, 2024	1,879	$102.89		1,865	10,632,816
July 29, 2024 - August 25, 2024	3,506	$83.83		3,482	10,341,076
August 26, 2024 - September 29, 2024	6,626	$78.73		6,605	9,821,006
Quarter ended September 29, 2024	12,011	$84.00	(3)	11,952	$9,821,006

(1)    During the three months ended September 29, 2024, we acquired 59 thousand shares at a total cost of $5.2 million, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plan.
(2)    Our net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under repurchase programs, as applicable, and is included in the cost of shares repurchased in the Condensed Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
(3)    Average price paid per share presented is for the quarter ended September 29, 2024.
Lam Research Corporation 2025 Q1 10-Q 35

ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the Company’s fiscal quarter ended September 29, 2024, none of the Company’s directors or officers adopted, modified, or terminated a trading arrangement for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Arrangement”) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Lam Research Corporation 2025 Q1 10-Q 36

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

Lam Research Corporation 2025 Q1 10-Q 37

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 28, 2024	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Lam Research Corporation 2025 Q1 10-Q 38