Form 10-Q
period 2024-12-29
LAM RESEARCH CORP
filed 2025-01-31
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 29, 2025, the Registrant had 1,283,662 thousand shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
Revenue	$4,376,047	$3,758,259	$8,544,023	$7,240,321
Cost of goods sold	2,303,066	1,985,847	4,468,359	3,805,267
Restructuring charges, net - cost of goods sold	—	14,957	—	22,897
Total cost of goods sold	2,303,066	2,000,804	4,468,359	3,828,164
Gross margin	2,072,981	1,757,455	4,075,664	3,412,157
Research and development	494,947	469,712	990,305	892,341
Selling, general, and administrative	244,150	228,843	487,278	435,866
Restructuring charges, net - operating expenses	—	1,688	—	3,709
Total operating expenses	739,097	700,243	1,477,583	1,331,916
Operating income	1,333,884	1,057,212	2,598,081	2,080,241
Other income (expense), net	14,262	29,839	44,343	32,440
Income before income taxes	1,348,146	1,087,051	2,642,424	2,112,681
Income tax expense	(157,128)	(132,785)	(334,962)	(271,017)
Net income	$1,191,018	$954,266	$2,307,462	$1,841,664
Net income per share:
Basic	$0.93	$0.72	$1.78	$1.39
Diluted	$0.92	$0.72	$1.78	$1.39
Number of shares used in per share calculations:
Basic	1,287,109	1,316,293	1,293,173	1,321,067
Diluted	1,291,469	1,322,201	1,297,767	1,326,933

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2025 Q2 10-Q 3

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
Net income	$1,191,018	$954,266	$2,307,462	$1,841,664
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(48,613)	14,530	(3,487)	(6,148)
Cash flow hedges:
Net unrealized gains during the period	4,552	1,671	2,116	10,269
Net gains reclassified into net income	(2,260)	(12,826)	(2,364)	(21,743)
	2,292	(11,155)	(248)	(11,474)
Available-for-sale investments:
Net unrealized gains during the period	—	102	—	284
Net gains reclassified into net income	—	—	—	(10)
	—	102	—	274
Defined benefit plans, net change in unrealized component	39	179	78	360
Other comprehensive income (loss), net of tax	(46,282)	3,656	(3,657)	(16,988)
Comprehensive income	$1,144,736	$957,922	$2,303,805	$1,824,676

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q2 10-Q 4

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 29, 2024	June 30, 2024
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$5,665,379	$5,847,856
Accounts receivable, less allowance of $5,713 as of December 29, 2024, and $5,277 as of June 30, 2024	3,304,946	2,519,250
Inventories	4,358,152	4,217,924
Prepaid expenses and other current assets	284,370	298,190
Total current assets	13,612,847	12,883,220
Property and equipment, net	2,313,590	2,154,518
Goodwill and intangible assets	1,761,021	1,765,073
Other assets	2,152,458	1,941,917
Total assets	$19,839,916	$18,744,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$822,278	$613,966
Accrued expenses and other current liabilities	2,095,989	1,801,877
Deferred profit	1,927,893	1,417,781
Current portion of long-term debt and finance lease obligations	504,136	504,814
Total current liabilities	5,350,296	4,338,438
Long-term debt and finance lease obligations, less current portion	4,478,148	4,478,520
Income taxes payable	669,747	813,304
Other long-term liabilities	533,699	575,012
Total liabilities	11,031,890	10,205,274
Commitments and contingencies (refer to Note 12)
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 4,000,000 shares as of December 29, 2024 and June 30, 2024; issued and outstanding, 1,284,956 shares as of December 29, 2024, and 1,303,769 shares as of June 30, 2024	1,285	1,304
Additional paid-in capital	8,439,903	8,223,046
Treasury stock, at cost; 1,667,484 shares as of December 29, 2024, and 1,648,239 shares as of June 30, 2024	(26,024,098)	(24,365,783)
Accumulated other comprehensive loss	(134,085)	(130,428)
Retained earnings	26,525,021	24,811,315
Total stockholders’ equity	8,808,026	8,539,454
Total liabilities and stockholders’ equity	$19,839,916	$18,744,728

(1)Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q2 10-Q 5

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 29, 2024	December 24, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,307,462	$1,841,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190,495	181,420
Deferred income taxes	(191,576)	(112,985)
Equity-based compensation expense	161,970	137,112
Other, net	(9,049)	4,032
Changes in operating assets and liabilities	(148,889)	353,760
Net cash provided by operating activities	2,310,413	2,405,003
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(298,937)	(192,268)
Proceeds from maturities of available-for-sales securities	—	23,116
Other, net	13,011	(7,489)
Net cash used for investing activities	(285,926)	(176,641)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt, including finance lease obligations	(1,966)	(254,095)
Treasury stock purchases, including excise tax payments	(1,694,723)	(1,488,696)
Dividends paid	(558,619)	(494,746)
Reissuance of treasury stock related to employee stock purchase plan	60,557	53,081
Proceeds from issuance of common stock, net issuance costs	(237)	4,522
Other, net	437	(5,972)
Net cash used for financing activities	(2,194,551)	(2,185,906)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,340)	(4,306)
Net change in cash, cash equivalents, and restricted cash	(173,404)	38,150
Cash, cash equivalents, and restricted cash at beginning of period (1)	5,850,803	5,587,372
Cash, cash equivalents, and restricted cash at end of period (1)	$5,677,399	$5,625,522
Schedule of non-cash transactions:
Accrued payables for stock repurchases, including applicable excise tax	$20,515	$37,263
Accrued payables for capital expenditures	82,155	63,126
Dividends payable	296,042	263,133
Transfers of finished goods inventory to property and equipment	58,801	37,927

Reconciliation of cash, cash equivalents, and restricted cash	December 29, 2024	December 24, 2023
Cash and cash equivalents	$5,665,379	$5,623,289
Restricted cash and cash equivalents (1)	12,020	2,233
Total cash, cash equivalents, and restricted cash	$5,677,399	$5,625,522

(1)Restricted cash is reported within Other assets in the Condensed Consolidated Balance Sheets
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q2 10-Q 6

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	December 29, 2024
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 29, 2024	1,291,958	$1,292	$8,303,014	$(25,374,657)	$(87,803)	$25,630,045	$8,471,891
Issuance of common stock	232	—	(194)	—	—	—	(194)
Purchase of treasury stock	(8,396)	(8)	—	(654,873)	—	—	(654,881)
Reissuance of treasury stock	1,162	1	55,124	5,432	—	—	60,557
Equity-based compensation expense	—	—	81,959	—	—	—	81,959
Net income	—	—	—	—	—	1,191,018	1,191,018
Other comprehensive loss	—	—	—	—	(46,282)	—	(46,282)
Cash dividends declared ($0.23 per common share)	—	—	—	—	—	(296,042)	(296,042)
Balance at December 29, 2024	1,284,956	$1,285	$8,439,903	$(26,024,098)	$(134,085)	$26,525,021	$8,808,026

	Six Months Ended
	December 29, 2024
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2024	1,303,769	$1,304	$8,223,046	$(24,365,783)	$(130,428)	$24,811,315	$8,539,454
Issuance of common stock	432	—	(237)	—	—	—	(237)
Purchase of treasury stock	(20,407)	(20)	—	(1,663,747)	—	—	(1,663,767)
Reissuance of treasury stock	1,162	1	55,124	5,432	—	—	60,557
Equity-based compensation expense	—	—	161,970	—	—	—	161,970
Net income	—	—	—	—	—	2,307,462	2,307,462
Other comprehensive loss	—	—	—	—	(3,657)	—	(3,657)
Cash dividends declared ($0.46 per common share)	—	—	—	—	—	(593,756)	(593,756)
Balance at December 29, 2024	1,284,956	$1,285	$8,439,903	$(26,024,098)	$(134,085)	$26,525,021	$8,808,026

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2025 Q2 10-Q 7

	Three Months Ended
	December 24, 2023
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 24, 2023	1,320,721	$1,320	$7,876,778	$(22,364,807)	$(121,350)	$22,655,389	$8,047,330
Issuance of common stock	312	1	1,703	—	—	—	1,704
Purchase of treasury stock	(9,755)	(9)	—	(644,944)	—	—	(644,953)
Reissuance of treasury stock	1,504	1	46,615	6,465	—	—	53,081
Equity-based compensation expense	—	—	69,901	—	—	—	69,901
Net income	—	—	—	—	—	954,266	954,266
Other comprehensive income	—	—	—	—	3,656	—	3,656
Cash dividends declared ($0.20 per common share)	—	—	—	—	—	(262,507)	(262,507)
Balance at December 24, 2023	1,312,782	$1,313	$7,994,997	$(23,003,286)	$(117,694)	$23,347,148	$8,222,478

	Six Months Ended
	December 24, 2023
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 25, 2023	1,332,966	$1,333	$7,806,749	$(21,529,300)	$(100,706)	$22,032,096	$8,210,172
Issuance of common stock	726	1	4,521	—	—	—	4,522
Purchase of treasury stock	(22,414)	(22)	—	(1,480,451)	—	—	(1,480,473)
Reissuance of treasury stock	1,504	1	46,615	6,465	—	—	53,081
Equity-based compensation expense	—	—	137,112	—	—	—	137,112
Net income	—	—	—	—	—	1,841,664	1,841,664
Other comprehensive loss	—	—	—	—	(16,988)	—	(16,988)
Cash dividends declared ($0.40 per common share)	—	—	—	—	—	(526,612)	(526,612)
Balance at December 24, 2023	1,312,782	$1,313	$7,994,997	$(23,003,286)	$(117,694)	$23,347,148	$8,222,478

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q2 10-Q 8

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2024
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 29, 2025 and includes 52 weeks. The quarters ended December 29, 2024 (the “December 2024 quarter”) and December 24, 2023 included 13 weeks.
Common Stock Split: On October 2, 2024, the Company effected a ten-for-one stock split of its common stock and a proportionate increase in the number of authorized shares. All share and per share amounts throughout this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the stock split. The par value per share remains unchanged at $0.001 per share after the stock split.
Reclassification: Certain amounts for the June 30, 2024 Condensed Consolidated Balance Sheet and notes to the financial statements have been reclassified to conform to the current period presentation.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted or Effective
The Company has not adopted any new accounting standards during the six months ended December 29, 2024 that have a material impact on the Company’s Condensed Consolidated Financial Statements.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregation of certain expenses in the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01 which clarified the effective date for entities that do not have an annual reporting period that ends on December 31st. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is required to adopt this standard either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is required to adopt this standard in fiscal year 2028 for the annual reporting period ending June 25, 2028. The Company
Lam Research Corporation 2025 Q2 10-Q 9

will apply the guidance prospectively and is currently in the process of evaluating the impact of adoption on its Consolidated Financial Statements.
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
The following table presents the Company’s revenues disaggregated between systems and customer support-related revenue:

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
	(In thousands)
Systems revenue	$2,625,649	$2,299,286	$5,018,379	$4,355,941
Customer support-related revenue and other	1,750,398	1,458,973	3,525,644	2,884,380
	$4,376,047	$3,758,259	$8,544,023	$7,240,321

Systems revenue includes sales of new leading-edge equipment in deposition, etch and clean markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant® product line.
The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
	(In thousands)
China	$1,342,798	$1,493,395	$2,901,202	$3,180,706
Korea	1,090,264	711,951	1,852,345	1,259,896
Taiwan	737,674	499,883	1,353,042	742,373
United States	413,281	218,789	901,662	501,013
Japan	363,276	512,845	664,662	837,365
Southeast Asia	287,318	145,629	532,107	304,732
Europe	141,436	175,767	339,003	414,236
	$4,376,047	$3,758,259	$8,544,023	$7,240,321

The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
Memory	50%	48%	43%	43%
Foundry	35%	38%	38%	37%
Logic/integrated device manufacturing	15%	14%	19%	20%
Lam Research Corporation 2025 Q2 10-Q 10

Deferred Revenue
Revenue of $311.7 million and $683.1 million included in deferred profit at June 30, 2024 was recognized during the three and six months ended December 29, 2024, representing 20% and 44%, respectively, of the $1,551.6 million of deferred revenue as of June 30, 2024.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of December 29, 2024 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(In thousands)
Deferred revenue	$1,622,089	$329,859	(1)	$79,652	(1)	$2,031,600

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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
	(in thousands)
Equity-based compensation expense	$81,959	$69,901	$161,970	$137,112
Income tax benefit recognized related to equity-based compensation expense	$10,589	$9,354	$21,171	$18,918
NOTE 5 — OTHER INCOME (EXPENSE), NET
The significant components of other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
	(in thousands)
Interest income	$57,611	$57,595	$126,060	$114,159
Interest expense	(45,299)	(46,313)	(90,245)	(91,644)
Gains on deferred compensation plan-related assets, net	4,502	25,530	21,922	22,629
Foreign exchange (losses) gains, net	(5,117)	(568)	(14,803)	701
Other, net	2,565	(6,405)	1,409	(13,405)
	$14,262	$29,839	$44,343	$32,440

Lam Research Corporation 2025 Q2 10-Q 11

NOTE 6 — INCOME TAX EXPENSE
The Company’s provision for income taxes and effective tax rate are as follows:

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
	(in thousands, except percentages)
Income tax expense	$157,128	$132,785	$334,962	$271,017
Effective tax rate	11.7%	12.2%	12.7%	12.8%
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three and six months ended December 29, 2024 and December 24, 2023 was primarily due to income in lower tax jurisdictions.
The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2019, June 28, 2020 and June 27, 2021. To date, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitation. The change in uncertain tax positions as a result of lapses of statutes of limitation may range up to $211.1 million.
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

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
	(in thousands, except per share data)
Numerator:
Net income	$1,191,018	$954,266	$2,307,462	$1,841,664
Denominator:
Basic average shares outstanding	1,287,109	1,316,293	1,293,173	1,321,067
Effect of potential dilutive securities:
Employee stock plans	4,360	5,908	4,594	5,866
Diluted average shares outstanding	1,291,469	1,322,201	1,297,767	1,326,933
Net income per share - basic	$0.93	$0.72	$1.78	$1.39
Net income per share - diluted	$0.92	$0.72	$1.78	$1.39

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. These anti-dilutive securities, including options and RSUs, were not material for the three and six months ended December 29, 2024 and December 24, 2023.
NOTE 8 — FINANCIAL INSTRUMENTS
The Company’s investment strategies and investment and fair value policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2024 Form 10-K. As of December 29, 2024 and June 30, 2024, the fair value of mutual funds and equity investments were not material. The Company had no debt security investments as of December 29, 2024 and June 30, 2024. The financial statement impacts to the Condensed Consolidated Statement of Operations from debt and equity investments were not material as of and for the three and six months ended December 29, 2024 and December 24, 2023.
Lam Research Corporation 2025 Q2 10-Q 12

The financial instruments reported within Cash and Cash Equivalents in the Company’s Condensed Consolidated Balance Sheets as of December 29, 2024, and June 30, 2024 consisted of the following:

	December 29, 2024	June 30, 2024
	(in thousands)
Money market funds (fair value measured on a recurring basis, level 1)	$1,990,046	$2,543,462
Cash	1,970,426	1,568,315
Time deposits	1,704,907	1,736,079
Total	$5,665,379	$5,847,856

Derivative Instruments and Hedging
The Company’s hedging strategies and policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2024 Form 10-K. As of December 29, 2024 and June 30, 2024, the fair value of outstanding cash flow and balance sheet hedges were not material. The financial statement impacts to the Condensed Consolidated Statement of Operations from derivative instruments and hedging activities were not material as of and for the three and six months ended December 29, 2024 and December 24, 2023.
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
NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. Inventories consist of the following:

	December 29, 2024	June 30, 2024
	(in thousands)
Raw materials	$2,821,983	$2,921,139
Work-in-process	357,321	284,078
Finished goods	1,178,848	1,012,707
	$4,358,152	$4,217,924

NOTE 10 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 29, 2024	June 30, 2024
	(in thousands)
Accrued compensation	$650,080	$516,717
Warranty reserves	231,453	228,060
Income and other taxes payable	302,825	186,700
Dividend payable	296,042	260,905
Other	615,589	609,495
	$2,095,989	$1,801,877

NOTE 11 — LONG-TERM DEBT AND OTHER BORROWINGS
Senior Notes
The Company’s outstanding Senior Notes are unchanged from those disclosed in Note 14, “Long-term Debt and Other Borrowings,” to the Consolidated Financial Statements in Part II, Item 8 of its 2024 Form 10-K.
Lam Research Corporation 2025 Q2 10-Q 13

Revolving Credit Facility
On March 12, 2014, the Company established an unsecured Credit Agreement. This agreement was amended on November 10, 2015 (the “Amended and Restated Credit Agreement”), October 13, 2017 (the “2nd Amendment”), February 25, 2019 (the “3rd Amendment”), June 17, 2021 (the “Second Amended and Restated Credit Agreement”), December 7, 2022 (“Amendment No.1 to Second Amended and Restated Credit Agreement”), and January 27, 2025 (the “Third Amended and Restated Credit Agreement”). The Third Amended and Restated Credit Agreement provides for a $2.0 billion revolving credit facility with a syndicate of lenders, along with an expansion option that will allow the Company, subject to certain requirements, to request an increase in the facility of up to an additional $750.0 million, for a potential total commitment of $2.75 billion. The facility matures on January 25, 2030.
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, plus a spread of 0.00% to 0.10%, or (2) an adjusted term Secured Overnight Financing Rate, plus a spread of 0.70% to 1.10%, in each case plus a facility fee, with such spread and facility fee determined in accordance with the Third Amended and Restated Credit Agreement, and with the spread and facility fee based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest are due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating as described above. As of December 29, 2024, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Commercial Paper Program
The Company’s commercial paper program is unchanged from those disclosed in Note 14, “Long-term Debt and Other Borrowings,” to the Consolidated Financial Statements in Part II, Item 8 of its 2024 Form 10-K.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of December 29, 2024, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of December 29, 2024, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $203.6 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of December 29, 2024, warranty reserves totaling $23.4 million were reported in Other long-term liabilities, the remainder were included in Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Lam Research Corporation 2025 Q2 10-Q 14

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
	(in thousands)
Balance at beginning of period	$250,375	$265,374	$250,404	$286,663
Warranties issued during the period	69,150	51,715	131,880	96,234
Settlements made during the period	(46,288)	(49,443)	(91,256)	(101,679)
Changes in liability for warranties issued during the period	(321)	(24)	(145)	(74)
Changes in liability for pre-existing warranties	(18,104)	(6,782)	(36,071)	(20,304)
Balance at end of period	$254,812	$260,840	$254,812	$260,840

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

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid per Share (1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2024				$10,824,660
Quarter ended September 29, 2024	11,952	$1,003,654	$83.97	$9,821,006
Quarter ended December 29, 2024	8,336	$650,445	$78.03	$9,170,561

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
Lam Research Corporation 2025 Q2 10-Q 15

No restructuring charges were recorded during the three and six months ended December 29, 2024. During the three months ended December 24, 2023, net restructuring costs of $15.0 million and $1.7 million were recorded in restructuring charges, net - cost of goods sold, and restructuring charges, net - operating expenses, respectively, in the Condensed Consolidated Statements of Operations. During the six months ended December 24, 2023, net restructuring costs of $22.9 million and $3.7 million were recorded in Restructuring charges, net - cost of goods sold, and Restructuring charges, net - operating expenses, respectively in the Condensed Consolidated Statements of Operations.
The restructuring plan was substantially completed as of June 30, 2024, and cumulative costs as of June 30, 2024 totaled $181.9 million. The restructuring liability reported as of June 30, 2024 totaling $1.1 million was substantially satisfied in the three months ended September 29, 2024.
Lam Research Corporation 2025 Q2 10-Q 16

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends and opportunities in the global economic environment; trends and opportunities in the semiconductor industry, including in the end markets and applications for semiconductors, in device complexity, and in the complexity of device manufacturing; growth or decline in the industry and the market for, and spending on, wafer fabrication equipment; the anticipated levels of, and rates of change in, margins, market share, served available market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; restructuring activities; business process improvements and initiatives; volatility in our quarterly results; the makeup of our customer base; customer and end user requirements and our ability to satisfy those requirements; the performance and benefits of our products and services; customer spending and demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our products and services; our competition, and our ability to defend our market share and to gain new market share; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; our supply chain and the role of suppliers in our business, including the impacts of supply chain constraints and material costs; our leadership and competency, and our ability to facilitate innovation; our research and development programs; the opportunities in our industry for, and our ability to create sustainable differentiation; technology inflections in the industry and our ability to identify those inflections and to invest in research and development programs to meet them; our ability to deliver multi-product solutions; the resources invested to comply with evolving standards and the impact of such efforts; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including, but not limited to, the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); hedging transactions; debt or financing arrangements; our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our ability to scale our operations to respond to changes in our business; our goals and initiatives with respect to environmental, social and governance matters, including emissions, and human capital, including inclusion and diversity; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; and the sufficiency of our financial resources or liquidity to support future business activities (including, but not limited to, operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 30, 2024 (our “2024 Form 10-K”), our quarterly report on Form 10-Q for the fiscal quarter ended September 29, 2024, and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and six months ended December 29, 2024, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2024 Form 10-K.
Lam Research Corporation 2025 Q2 10-Q 17

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
Overall, calendar year 2024 wafer fabrication equipment spending was higher, driven by increases in both the memory and non-memory market segments versus calendar year 2023. In the short term, volatility in the semiconductor demand environment, as well as other risks and uncertainties, may negatively impact our revenue and operating margin. Over the longer term, we believe that secular demand for semiconductors, combined with technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will drive sustainable growth and lead to an increase in the served available market for our products and services in the deposition, etch, and clean businesses.
On October 2, 2024, the Company effected a ten-for-one stock split of its common stock and a proportional increase in the number of authorized shares. All references made to share or per share amounts throughout this Form 10-Q, including those presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, have been retroactively adjusted to reflect the stock split.
Lam Research Corporation 2025 Q2 10-Q 18

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	December 29, 2024	September 29, 2024
	(in thousands, except per share data and percentages)
Revenue	$4,376,047	$4,167,976
Gross margin	$2,072,981	$2,002,683
Gross margin as a percent of total revenue	47.4%	48.0%
Total operating expenses	$739,097	$738,486
Net income	$1,191,018	$1,116,444
Diluted net income per share	$0.92	$0.86
In the December 2024 quarter, revenue increased 5% compared to the three months ended September 29, 2024 (the “September 2024 quarter”), driven by an increase in systems revenue as a result of strengthened memory investments in both the NAND and dynamic random access memory (“DRAM”) market segments. The deferred revenue balance was $2,031.6 million at the end of the December 2024 quarter, a slight decrease relative to the balance at the end of the September 2024 quarter of $2,047.0 million.
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
The decrease in gross margin as a percentage of revenue in the December 2024 quarter compared to the September 2024 quarter was primarily a result of unfavorable customer mix. Operating expenses in the December 2024 quarter were flat compared to the September 2024 quarter, as increases in headcount and incentive compensation expense were largely offset by lower elective deferred compensation plan-related costs.
Our cash, cash equivalents, and restricted cash balances decreased to $5.7 billion at the end of the December 2024 quarter compared to $6.1 billion at the end of the September 2024 quarter. This decrease was primarily the result of $697.7 million of share repurchases, including net share settlement of employee stock-based compensation and excise tax; $297.6 million of dividends paid to stockholders; and $188.3 million of capital expenditures; partially offset by $741.9 million of cash generated from operating activities. Employee headcount as of December 29, 2024 was approximately 18,300.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended		Six Months Ended
	December 29, 2024	September 29, 2024	December 29, 2024	December 24, 2023
Revenue (in millions)	$4,376	$4,168	$8,544	$7,240
China	31%	37%	34%	44%
Korea	25%	18%	22%	17%
Taiwan	17%	15%	16%	10%
United States	9%	12%	11%	7%
Japan	8%	7%	8%	12%
Southeast Asia	7%	6%	5%	4%
Europe	3%	5%	4%	6%
The increase in revenue for the six months ended December 29, 2024 compared to the same period in 2023 was due to increases in equipment spending by our customers across all market segments as well as higher customer support-related revenue.
Lam Research Corporation 2025 Q2 10-Q 19

The following table presents our revenue disaggregated between systems and customer support-related revenue:

	Three Months Ended		Six Months Ended
	December 29, 2024	September 29, 2024	December 29, 2024	December 24, 2023
	(In thousands)
Systems revenue	$2,625,649	$2,392,730	$5,018,379	$4,355,941
Customer support-related revenue and other	1,750,398	1,775,246	3,525,644	2,884,380
	$4,376,047	$4,167,976	$8,544,023	$7,240,321

Please refer to Note 3, “Revenue,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The percentage of leading- and non-leading-edge equipment and upgrade revenue from each of the markets we serve was as follows:

	Three Months Ended		Six Months Ended
	December 29, 2024	September 29, 2024	December 29, 2024	December 24, 2023
Memory	50%	35%	43%	43%
Foundry	35%	41%	38%	37%
Logic/integrated device manufacturing	15%	24%	19%	20%
The increase in the memory market segment for the December 2024 quarter compared to the September 2024 quarter was primarily attributable to NAND investments by our customers for equipment and upgrades, partially offset by lower Foundry and Logic spending.
Gross Margin

	Three Months Ended		Six Months Ended
	December 29, 2024	September 29, 2024	December 29, 2024	December 24, 2023
	(in thousands, except percentages)
Gross margin	$2,072,981	$2,002,683	$4,075,664	$3,412,157
Percent of revenue	47.4%	48.0%	47.7%	47.1%
Gross margin as a percentage of revenue was lower in the December 2024 quarter compared to the September 2024 quarter mainly as a result of unfavorable customer mix changes.
The increase in gross margin as a percentage of revenue in the six months ended December 29, 2024 compared to the same period in the prior year was primarily due to improved factory efficiencies, partially offset by unfavorable changes in customer mix, increased transformational charges, and higher employee-related expenses.
Research and Development

	Three Months Ended		Six Months Ended
	December 29, 2024	September 29, 2024	December 29, 2024	December 24, 2023
	(in thousands, except percentages)
Research & development (“R&D”)	$494,947	$495,358	$990,305	$892,341
Percent of revenue	11.3%	11.9%	11.6%	12.3%
We continued to make significant R&D investments in the December 2024 quarter focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. R&D expense in the December 2024 quarter was flat compared to the September 2024 quarter, as increases in headcount and incentive compensation expense were largely offset by lower elective deferred compensation plan-related costs.
R&D expense in the six months ended December 29, 2024 increased compared to the same period in the prior year, driven by higher headcount and incentive compensation expense as well as spending on outside services, partially offset by lower supplies expense.
Lam Research Corporation 2025 Q2 10-Q 20

Selling, General, and Administrative

	Three Months Ended		Six Months Ended
	December 29, 2024	September 29, 2024	December 29, 2024	December 24, 2023
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$244,150	$243,128	$487,278	$435,866
Percent of revenue	5.6%	5.8%	5.7%	6.0%
SG&A expense during the December 2024 quarter was flat to the September 2024 quarter, with increases in incentive compensation and supplies expenses largely offset by lower spending on outside services.
SG&A expense during the six months ended December 29, 2024 increased compared to the same period in the prior year, driven by increases in headcount and incentive compensation expense as well as higher spending for transformational activities.
Restructuring Charges, Net
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
No restructuring charges were recorded during the six months ended December 29, 2024. During the six months ended December 24, 2023, the company recorded net restructuring costs of $26.6 million.
Please refer to Note 14, “Restructuring charges, net,” to our Condensed Consolidated Financial Statements, included in Part I of this Form 10-Q for additional information.
Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended		Six Months Ended
	December 29, 2024	September 29, 2024	December 29, 2024	December 24, 2023
	(in thousands)
Interest income	$57,611	$68,449	$126,060	$114,159
Interest expense	(45,299)	(44,946)	(90,245)	(91,644)
Gains on deferred compensation plan-related assets, net	4,502	17,420	21,922	22,629
Foreign exchange (losses) gains, net	(5,117)	(9,686)	(14,803)	701
Other, net	2,565	(1,156)	1,409	(13,405)
	$14,262	$30,081	$44,343	$32,440

Interest income decreased in the December 2024 quarter as compared to the September 2024 quarter, primarily due to lower cash balances and lower interest rates. Interest income increased for the six months ended December 29, 2024, compared to the same period in 2023, because of higher cash balances, partially offset by lower interest rates.
Interest expense was flat for all periods presented.
The gains on deferred compensation plan-related assets, net were driven by fluctuations in the fair market value of the underlying funds for all periods presented.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures for all periods presented.
The variation in other, net was primarily driven by fluctuations in the fair market value of equity investments for all periods presented.
Lam Research Corporation 2025 Q2 10-Q 21

Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	December 29, 2024	September 29, 2024	December 29, 2024	December 24, 2023
	(in thousands, except percentages)
Income tax expense	$157,128	$177,834	$334,962	$271,017
Effective tax rate	11.7%	13.7%	12.7%	12.8%

The decrease in the effective tax rate for the December 2024 quarter compared to the September 2024 quarter was primarily due to the recognition of previously unrecognized tax benefits from lapses of statutes of limitation and the income tax benefit from a change in tax law in the December 2024 quarter.
The effective tax rate for the six months ended December 29, 2024 compared to the same period in the prior year remained consistent.
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
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, and restricted cash balances were $5.7 billion at December 29, 2024 compared to $5.9 billion as of June 30, 2024. The decrease was primarily driven by $1,694.7 million of share repurchases, including net share settlement on employee stock-based compensation and excise tax; $558.6 million in dividends paid; and $298.9 million in capital expenditures, partially offset by cash generated from operating activities totaling $2,310.4 million.
Cash Flow from Operating Activities
Net cash provided by operating activities of $2,310.4 million during the six months ended December 29, 2024 consisted of (in thousands):

Net income	$2,307,462
Non-cash charges:
Depreciation and amortization	190,495
Equity-based compensation expense	161,970
Deferred income taxes	(191,576)
Changes in operating asset and liability accounts	(148,889)
Other	(9,049)
$2,310,413

Changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $785.1 million, inventory of $198.8 million, and prepaid expenses and other current assets of $10.8 million. These uses of cash were offset by the following sources of cash: increases in deferred gross profit of $510.1 million, trade accounts payable of $189.4 million, and accrued expenses and other liabilities of $146.3 million.
Lam Research Corporation 2025 Q2 10-Q 22

Cash Flow from Investing Activities
Net cash used for investing activities during the six months ended December 29, 2024 was $285.9 million, primarily consisting of capital expenditures.
Cash Flow from Financing Activities
Net cash used for financing activities during the six months ended December 29, 2024 was $2,194.6 million, primarily consisting of $1,694.7 million in treasury stock repurchases, including net share settlement on employee stock-based compensation and excise tax, and $558.6 million in dividends paid.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash and cash equivalents as of December 29, 2024, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, factors outside of our control, including uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, are currently, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
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
In January 2025, we entered into a Third Amended and Restated Credit Agreement. The amendment increased the unsecured revolving credit facility commitment from $1.5 billion to $2.0 billion and extended the maturity of the facility from June 2026 to January 2030. The facility provides for an expansion option that will allow us, subject to certain requirements, to request an increase in the facility of up to an additional $750 million, for a potential total commitment of $2.75 billion. Please refer to Note 11, “Long-term Debt and Other Borrowings,” to our Condensed Consolidated Financial Statements, included in Part I of this form 10-Q for additional information.
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of December 29, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business.
Lam Research Corporation 2025 Q2 10-Q 23

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
Lam Research Corporation 2025 Q2 10-Q 24

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
Lam Research Corporation 2025 Q2 10-Q 25

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
The Semiconductor Capital Equipment Industry Is Subject to Variability and Periods of Rapid Growth or Decline; We Therefore Face Risks Related to Our Strategic Resource Allocation Decisions
The semiconductor capital equipment industry has historically been characterized by rapid changes in demand. Variability in our customers’ business plans may lead to changes in demand for our equipment and services, which could negatively impact our results. The variability in our customers’ investments during any particular period is dependent on several factors, including, but not limited to, electronics demand, economic conditions (both general and in the semiconductor and electronics industries), industry supply and demand, prices for semiconductors, and our customers’ ability to develop and manufacture increasingly complex and costly semiconductor devices. The changes in demand may require our management to adjust spending and other resources allocated to operating activities, which can be made more challenging due to the multi-year nature of investments made in certain technology programs and other initiatives.
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
Lam Research Corporation 2025 Q2 10-Q 26

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
•a decline in demand for our products and/or services;
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
Lam Research Corporation 2025 Q2 10-Q 27

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
•legal, tax, accounting, or regulatory changes (including, but not limited to, changes in import/export regulations and tariffs, such as regulations imposed by the U.S. government restricting exports to China, or potential additional tariffs on imports) or changes in the interpretation or enforcement of existing requirements;
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
•transportation, communication, demand, information technology, or supply disruptions based on factors outside our control, such as strikes, acts of God, wars, terrorist activities, international conflict, widespread outbreak of illness, or natural or man-made disasters (including disasters resulting from climate change), including earthquakes, wildfires, hurricanes, flooding, and heat waves;
•management of supply chain risks;
•effects of inflation or interest rates; and
•changes in our estimated effective tax rate.
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
Lam Research Corporation 2025 Q2 10-Q 28

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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part I Item 2. Results of Operations of this quarterly report on Form 10-Q, accounted for approximately 89%, 93%, and 91% of total revenue in the six months ended December 29, 2024 and fiscal years 2024, and 2023, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
Lam Research Corporation 2025 Q2 10-Q 29

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
•volatility in the availability and cost of parts, materials or services, including increased costs due to tariffs, rising inflation or interest rates or other market conditions;
•difficulties or delays in obtaining required import or export approvals;
•restrictions on the import and sale of products that incorporate technologies developed or manufactured in whole or in part in certain countries;
Lam Research Corporation 2025 Q2 10-Q 30

•shipment delays and increased costs of shipment due to transportation interruptions, capacity constraints, or fuel shortages;
•shortages of semiconductor or other components or materials as a result of increases in demand;
•information technology or infrastructure failures, including those of a third-party supplier or service provider; and
•transportation or supply disruptions based on factors outside our control, such as strikes, acts of God, wars, terrorist activities, international conflict, widespread outbreak of illness, or natural or man-made disasters (including disasters resulting from climate change), including earthquakes, wildfires, hurricanes, flooding, and heat waves.
Demand for electronic products and other factors, have resulted in, and may in the future result in, a shortage of parts, materials and services needed to manufacture, deliver and install our products, as well as delays in and unpredictability of shipments due to transportation interruptions. Such shortages, delays and unpredictability have adversely impacted, and may in the future impact, our suppliers’ ability to meet our demand requirements. Difficulties in obtaining sufficient and timely supply of parts, materials or services, and delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may in the future adversely impact, our manufacturing operations and our ability to meet customer demand. In addition, difficulties in obtaining parts, materials or services necessary to deliver or install products or perform services have adversely impacted, and may in the future adversely impact, our ability to recognize revenue, our gross margins on the revenue we recognize, and our other operating results. Although we are endeavoring to pass along some of the impact of increased costs to our customers to counteract adverse impacts to our gross margins and other operating results, such measures could be unsuccessful, or could have the effect of reducing demand, which would adversely impact our revenue.
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
We Face Risks Related to the Disruption of Our Primary Manufacturing and R&D Facilities
While we maintain business continuity plans, our manufacturing and R&D facilities are concentrated in a limited number of locations. These locations are subject to disruption for a variety of reasons, such as natural or man-made disasters (including disasters resulting from climate change), including earthquakes, wildfires, hurricanes, flooding, and heat waves, widespread outbreaks of illness, war, terrorist activities, political or governmental unrest or instability, disruptions of our information technology resources, utility interruptions, international conflict, or other events beyond our control. Such disruptions may cause delays in developing or shipping
Lam Research Corporation 2025 Q2 10-Q 31

our products, in engaging with customers on new product applications, or in supporting customers, which could result in the loss of business or customer trust, adversely affecting our business and operating results.
Epidemics, Pandemics or Outbreaks of Diseases May Adversely Impact Our Business, Operations, and Financial Results
Epidemics, pandemics or outbreaks of diseases may arise at any time and may have significant business, operational, and financial impacts. For example, the COVID-19 pandemic has in the past and additional global heath crises may result in efforts by national, state and local governments worldwide to control the applicable disease’s spread. Such governmental efforts may result in measures aimed at containing the applicable disease such as quarantines, travel bans, shutdowns, and shelter in place or “stay at home” orders, which collectively have the potential to significantly restrict the ability of businesses to operate. In addition, restrictions resulting from global health crises and related measures aimed at containing the applicable disease, incidents of confirmed or suspected infections within our workforce or those of our suppliers or other business partners, and efforts to act in the best interests of our employees, customers, and suppliers, in connection with a pandemic or disease outbreak, may affect our business and operations by, among other things, causing facility closures, production delays and capacity limitations; disrupting production by our supply chain; disrupting the transport of goods from our supply chain to us and from us to our customers; requiring modifications to our business processes; requiring the implementation of business continuity plans; requiring the development and qualification of alternative sources of supply; requiring the implementation of social distancing measures that impede manufacturing processes; disrupting business travel; disrupting our ability to staff our on-site manufacturing and research and development facilities; delaying capital expansion projects; and necessitating teleworking by portions of our workforce. These impacts may cause delays in product shipments and product development, increases in costs, and decreases in revenue, profitability and cash from operations, which may cause an adverse effect on our results of operations that may be material. Global health crises may also have significant macroeconomic impacts, including, but not limited to, significant disruption of global financial markets, increases in levels of unemployment, and economic uncertainty. This may lead to significant negative impacts on customer spending, demand for our products, the ability of our customers to pay, our financial condition and the financial condition of our suppliers, and our access to external sources of financing to fund our operations and capital expenditures.
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
Lam Research Corporation 2025 Q2 10-Q 32

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
Our Ability to Attract, Retain, and Motivate Key Employees Is Critical to Our Success
Our ability to compete successfully depends in large part on our ability to attract, retain, and motivate key employees with the appropriate skills, experiences and competencies. This has been and may continue to be an ongoing challenge due to intense competition for top talent, fluctuations in industry or business economic conditions, as well as increasing geographic expansion, and these factors in combination may result in cycles of hiring activity and workforce reductions. Our success in hiring depends on a variety of factors, including the attractiveness of our compensation and benefit programs, global economic or political and industry conditions, our organizational structure, global competition for talent and the availability of qualified employees, the availability of career development opportunities, the ability to obtain necessary authorizations for workers to provide services outside their home countries, and our ability to offer a challenging and rewarding work environment. We periodically evaluate our overall compensation and benefit programs and make adjustments, as appropriate, to maintain or enhance their competitiveness. If we are not able to successfully attract, retain, and motivate key employees, we may be unable to capitalize on market opportunities and our operating results may be materially and adversely affected.
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
Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 34%, 42%, and 26% of our total revenue for the six months ended December 29, 2024 and fiscal years 2024 and 2023, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. In recent years, these actions have included an expansion of export license
Lam Research Corporation 2025 Q2 10-Q 33

requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. Additionally, the U.S. government has enacted new rules aimed at restricting China’s ability to manufacture advanced semiconductors, which include restrictions on exports, reexports or transfers to, or shipping, transmitting, transferring, or facilitating such movement to, or performing services at, customer facilities in China engaged in certain technology end-uses, without appropriate authorizations obtained from U.S. authorities. The U.S. Department of Commerce has also enacted rules that have expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses; has added additional Chinese companies to its restricted entity list and unverified list under suspicion of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns; and has expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including, but not limited to, Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation, and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could weaken our competitive position and materially and adversely affect our results of operations.
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
Lam Research Corporation 2025 Q2 10-Q 34

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
Lam Research Corporation 2025 Q2 10-Q 35

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
Our Leverage and Debt Service Obligations May Adversely Affect Our Financial Condition, Results of Operations, and Earnings per Share
We have $5.0 billion in aggregate principal amount of senior unsecured notes outstanding (the “Senior Notes”). Additionally, we have funding available to us under our $1.5 billion commercial paper program and our $2.0 billion revolving credit facility, which serves as a backstop to our commercial paper program. Our revolving credit facility also includes an option to increase the amount up to an additional $750.0 million, for a potential total commitment of $2.75 billion. We may, in the future, decide to enter into additional debt arrangements.
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
Lam Research Corporation 2025 Q2 10-Q 36

•change the nature of our business;
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

Period	Total Number of Shares Repurchased	Average Price Paid per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2024					$10,824,660
Quarter ended September 29, 2024	11,952	$83.97		11,952	9,821,006
September 30, 2024 - October 27, 2024	5,595	$79.31		5,595	9,377,293
October 28, 2024 - November 24, 2024	1,212	$74.89		1,212	9,286,532
November 25, 2024 - December 29, 2024	1,529	$75.83		1,529	9,170,561
Quarter ended December 29, 2024	8,336	$78.03	(2)	8,336	$9,170,561

Lam Research Corporation 2025 Q2 10-Q 37

(1)    Our net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under repurchase programs, as applicable, and is included in the cost of shares repurchased in the Condensed Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
(2)    Average price paid per share presented is for the quarter ended December 29, 2024.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the Company’s fiscal quarter ended December 29, 2024, except for the following arrangements, none of the Company’s directors or officers adopted, modified, or terminated a trading arrangement for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Arrangement”) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K):
On November 12, 2024, Bethany Mayer, a member of the Board of Directors of the Company, adopted a Rule 10b5-1 Trading Arrangement. Ms. Mayer’s Rule 10b5-1 Trading Arrangement provides for the potential sale of up to 1,328 shares of the Company’s common stock. Ms. Mayer’s Rule 10b5-1 Trading Arrangement has a termination date of November 14, 2025.
The Rule 10b5-1 Trading Arrangement will terminate on the earlier of: (a) its respective termination date indicated above; (b) execution of all trades or expiration of all the orders relating to such trades under the Rule 10b5-1 Trading Arrangement; or (c) such date as the Rule 10b5-1 Trading Arrangement is otherwise terminated according to its terms.

Lam Research Corporation 2025 Q2 10-Q 38

ITEM 6.    Exhibits

Exhibit Number	Description

10.1
Third Amended and Restated Credit Agreement dated January 27, 2025, among Lam Research Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders listed therein, which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed on January 29, 2025 (SEC File No. 000-12933).

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

Lam Research Corporation 2025 Q2 10-Q 39

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	January 31, 2025	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Lam Research Corporation 2025 Q2 10-Q 40