Form 10-Q
period 2025-03-30
LAM RESEARCH CORP
filed 2025-04-25
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2025, the Registrant had 1,279,118 thousand shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Revenue	$4,720,175	$3,793,558	$13,264,198	$11,033,879
Cost of goods sold	2,406,489	1,977,820	6,874,848	5,783,087
Restructuring charges, net - cost of goods sold	—	15,202	—	38,099
Total cost of goods sold	2,406,489	1,993,022	6,874,848	5,821,186
Gross margin	2,313,686	1,800,536	6,389,350	5,212,693
Research and development	525,904	512,274	1,516,209	1,404,615
Selling, general, and administrative	226,023	215,904	713,301	651,770
Restructuring charges, net - operating expenses	—	15,246	—	18,955
Total operating expenses	751,927	743,424	2,229,510	2,075,340
Operating income	1,561,759	1,057,112	4,159,840	3,137,353
Other income (expense), net	(25,035)	36,073	19,308	68,513
Income before income taxes	1,536,724	1,093,185	4,179,148	3,205,866
Income tax expense	(206,057)	(127,359)	(541,019)	(398,376)
Net income	$1,330,667	$965,826	$3,638,129	$2,807,490
Net income per share:
Basic	$1.04	$0.74	$2.82	$2.13
Diluted	$1.03	$0.73	$2.81	$2.12
Number of shares used in per share calculations:
Basic	1,283,779	1,308,382	1,290,041	1,316,627
Diluted	1,288,100	1,315,178	1,294,545	1,322,819

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2025 Q3 10-Q 3

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Net income	$1,330,667	$965,826	$3,638,129	$2,807,490
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	8,686	(14,215)	5,199	(20,363)
Cash flow hedges:
Net unrealized gains during the period	4,132	8,145	6,248	18,414
Net gains reclassified into net income	(2,826)	(4,231)	(5,190)	(25,974)
	1,306	3,914	1,058	(7,560)
Available-for-sale investments:
Net unrealized gains during the period	—	30	—	314
Net gains reclassified into net income	—	—	—	(10)
	—	30	—	304
Defined benefit plans, net change in unrealized component	182	177	260	537
Other comprehensive income (loss), net of tax	10,174	(10,094)	6,517	(27,082)
Comprehensive income	$1,340,841	$955,732	$3,644,646	$2,780,408

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q3 10-Q 4

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 30, 2025	June 30, 2024
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$5,450,718	$5,847,856
Accounts receivable, less allowance of $5,886 as of March 30, 2025, and $5,277 as of June 30, 2024	3,228,182	2,519,250
Inventories	4,463,275	4,217,924
Prepaid expenses and other current assets	318,147	298,190
Total current assets	13,460,322	12,883,220
Property and equipment, net	2,372,203	2,154,518
Goodwill and intangible assets	1,795,248	1,765,073
Other assets	2,340,537	1,941,917
Total assets	$19,968,310	$18,744,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$853,308	$613,966
Accrued expenses and other current liabilities	1,999,892	1,801,877
Deferred profit	1,882,339	1,417,781
Current portion of long-term debt and finance lease obligations	754,306	504,814
Total current liabilities	5,489,845	4,338,438
Long-term debt and finance lease obligations, less current portion	3,730,034	4,478,520
Income taxes payable	690,660	813,304
Other long-term liabilities	546,666	575,012
Total liabilities	10,457,205	10,205,274
Commitments and contingencies (refer to Note 12)
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 4,000,000 shares as of March 30, 2025 and June 30, 2024; issued and outstanding, 1,282,957 shares as of March 30, 2025, and 1,303,769 shares as of June 30, 2024	1,283	1,304
Additional paid-in capital	8,529,007	8,223,046
Treasury stock, at cost; 1,673,040 shares as of March 30, 2025, and 1,648,239 shares as of June 30, 2024	(26,455,865)	(24,365,783)
Accumulated other comprehensive loss	(123,911)	(130,428)
Retained earnings	27,560,591	24,811,315
Total stockholders’ equity	9,511,105	8,539,454
Total liabilities and stockholders’ equity	$19,968,310	$18,744,728

(1)Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q3 10-Q 5

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 30, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,638,129	$2,807,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287,838	271,342
Deferred income taxes	(211,568)	(137,606)
Equity-based compensation expense	249,085	213,966
Other, net	(7,395)	14,242
Changes in operating assets and liabilities	(337,013)	620,405
Net cash provided by operating activities	3,619,076	3,789,839
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(586,995)	(295,922)
Proceeds from maturities of available-for-sales securities	—	34,336
Proceeds from sales of available-for-sale securities	—	3,430
Other, net	8,154	(10,845)
Net cash used for investing activities	(578,841)	(269,001)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt, including finance lease obligations and payments for debt issuance costs	(506,003)	(255,155)
Treasury stock purchases, including excise tax payments	(2,130,044)	(2,469,257)
Dividends paid	(854,335)	(757,453)
Reissuance of treasury stock related to employee stock purchase plan	60,557	53,081
Proceeds from issuance of common stock, net issuance costs	1,756	12,757
Other, net	963	(5,672)
Net cash used for financing activities	(3,427,106)	(3,421,699)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(960)	(12,758)
Net change in cash, cash equivalents, and restricted cash	(387,831)	86,381
Cash, cash equivalents, and restricted cash at beginning of period (1)	5,850,803	5,587,372
Cash, cash equivalents, and restricted cash at end of period (1)	$5,462,972	$5,673,753
Schedule of non-cash transactions:
Accrued payables for stock repurchases, including applicable excise tax	$16,967	$36,863
Accrued payables for capital expenditures	87,291	45,122
Dividends payable	295,423	261,463
Transfers of finished goods inventory to property and equipment	74,560	55,290

Reconciliation of cash, cash equivalents, and restricted cash	March 30, 2025	March 31, 2024
Cash and cash equivalents	$5,450,718	$5,672,232
Restricted cash and cash equivalents (1)	12,254	1,521
Total cash, cash equivalents, and restricted cash	$5,462,972	$5,673,753

(1)Restricted cash is reported within Other assets in the Condensed Consolidated Balance Sheets
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q3 10-Q 6

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	March 30, 2025
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 29, 2024	1,284,956	$1,285	$8,439,903	$(26,024,098)	$(134,085)	$26,525,021	$8,808,026
Issuance of common stock	3,558	4	1,989	—	—	—	1,993
Purchase of treasury stock	(5,557)	(6)	—	(431,767)	—	—	(431,773)
Equity-based compensation expense	—	—	87,115	—	—	—	87,115
Net income	—	—	—	—	—	1,330,667	1,330,667
Other comprehensive income	—	—	—	—	10,174	—	10,174
Cash dividends declared ($0.23 per common share)	—	—	—	—	—	(295,097)	(295,097)
Balance at March 30, 2025	1,282,957	$1,283	$8,529,007	$(26,455,865)	$(123,911)	$27,560,591	$9,511,105

	Nine Months Ended
	March 30, 2025
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2024	1,303,769	$1,304	$8,223,046	$(24,365,783)	$(130,428)	$24,811,315	$8,539,454
Issuance of common stock	3,990	4	1,752	—	—	—	1,756
Purchase of treasury stock	(25,964)	(26)	—	(2,095,514)	—	—	(2,095,540)
Reissuance of treasury stock	1,162	1	55,124	5,432	—	—	60,557
Equity-based compensation expense	—	—	249,085	—	—	—	249,085
Net income	—	—	—	—	—	3,638,129	3,638,129
Other comprehensive income	—	—	—	—	6,517	—	6,517
Cash dividends declared ($0.69 per common share)	—	—	—	—	—	(888,853)	(888,853)
Balance at March 30, 2025	1,282,957	$1,283	$8,529,007	$(26,455,865)	$(123,911)	$27,560,591	$9,511,105

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2025 Q3 10-Q 7

	Three Months Ended
	March 31, 2024
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 24, 2023	1,312,782	$1,313	$7,994,997	$(23,003,286)	$(117,694)	$23,347,148	$8,222,478
Issuance of common stock	4,094	4	8,231	—	—	—	8,235
Purchase of treasury stock	(9,515)	(10)	—	(980,151)	—	—	(980,161)
Equity-based compensation expense	—	—	76,854	—	—	—	76,854
Net income	—	—	—	—	—	965,826	965,826
Other comprehensive loss	—	—	—	—	(10,094)	—	(10,094)
Cash dividends declared ($0.20 per common share)	—	—	—	—	—	(261,037)	(261,037)
Balance at March 31, 2024	1,307,361	$1,307	$8,080,082	$(23,983,437)	$(127,788)	$24,051,937	$8,022,101

	Nine Months Ended
	March 31, 2024
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 25, 2023	1,332,966	$1,333	$7,806,749	$(21,529,300)	$(100,706)	$22,032,096	$8,210,172
Issuance of common stock	4,820	5	12,752	—	—	—	12,757
Purchase of treasury stock	(31,929)	(32)	—	(2,460,602)	—	—	(2,460,634)
Reissuance of treasury stock	1,504	1	46,615	6,465	—	—	53,081
Equity-based compensation expense	—	—	213,966	—	—	—	213,966
Net income	—	—	—	—	—	2,807,490	2,807,490
Other comprehensive loss	—	—	—	—	(27,082)	—	(27,082)
Cash dividends declared ($0.60 per common share)	—	—	—	—	—	(787,649)	(787,649)
Balance at March 31, 2024	1,307,361	$1,307	$8,080,082	$(23,983,437)	$(127,788)	$24,051,937	$8,022,101

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q3 10-Q 8

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2025
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 29, 2025 and includes 52 weeks. The quarters ended March 30, 2025 (the “March 2025 quarter”) and March 31, 2024 included 13 weeks and 14 weeks, respectively.
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
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted or Effective
The Company has not adopted any new accounting standards during the nine months ended March 30, 2025 that have a material impact on the Company’s Condensed Consolidated Financial Statements.
Updates Not Yet Effective
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard in the fiscal year 2025 for the annual reporting period ending June 29, 2025, with retrospective disclosure of prior periods presented. The Company does not expect the adoption of ASU 2023-07 to have an impact on its Consolidated Financial Statements other than additional footnote disclosures.
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
Lam Research Corporation 2025 Q3 10-Q 9

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
The following table presents the Company’s revenues disaggregated between systems and customer support-related revenue:

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
	(In thousands)
Systems revenue	$3,035,276	$2,395,817	$8,053,655	$6,751,758
Customer support-related revenue and other	1,684,899	1,397,741	5,210,543	4,282,121
	$4,720,175	$3,793,558	$13,264,198	$11,033,879

Systems revenue includes sales of new leading-edge equipment in deposition, etch, clean and other wafer fabrication markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant® product line.
The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
	(In thousands)
China	$1,467,299	$1,606,693	$4,368,501	$4,787,399
Korea	1,150,480	916,812	3,002,825	2,176,708
Taiwan	1,125,955	334,952	2,478,997	1,077,325
Japan	474,935	340,331	1,139,597	1,177,696
United States	189,512	227,085	1,091,174	728,098
Southeast Asia	178,287	190,328	710,394	495,060
Europe	133,707	177,357	472,710	591,593
	$4,720,175	$3,793,558	$13,264,198	$11,033,879

The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Memory	43%	44%	43%	44%
Foundry	48%	44%	42%	39%
Logic/integrated device manufacturing	9%	12%	15%	17%
Lam Research Corporation 2025 Q3 10-Q 10

Deferred Revenue
Revenue of $179.6 million and $862.7 million included in deferred profit at June 30, 2024 was recognized during the three and nine months ended March 30, 2025, representing 12% and 56%, respectively, of the $1,551.6 million of deferred revenue as of June 30, 2024.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of March 30, 2025 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(In thousands)
Deferred revenue	$1,545,639	$384,721	(1)	$80,518	(1)	$2,010,878

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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
	(in thousands)
Equity-based compensation expense	$87,115	$76,854	$249,085	$213,966
Income tax benefit recognized related to equity-based compensation expense	$14,767	$24,626	$35,938	$43,544
NOTE 5 — OTHER INCOME (EXPENSE), NET
The significant components of other income (expense), net, are as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
	(in thousands)
Interest income	$50,638	$71,752	$176,698	$185,911
Interest expense	(45,184)	(47,153)	(135,429)	(138,797)
(Losses) Gains on deferred compensation plan-related assets, net	(16,903)	26,495	5,019	49,124
Foreign exchange losses, net	(4,702)	(4,344)	(19,505)	(3,643)
Other, net	(8,884)	(10,677)	(7,475)	(24,082)
	$(25,035)	$36,073	$19,308	$68,513

Lam Research Corporation 2025 Q3 10-Q 11

NOTE 6 — INCOME TAX EXPENSE
The Company’s provision for income taxes and effective tax rate are as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
	(in thousands, except percentages)
Income tax expense	$206,057	$127,359	$541,019	$398,376
Effective tax rate	13.4%	11.7%	12.9%	12.4%
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three and nine months ended March 30, 2025 and March 31, 2024 was primarily due to income in lower tax jurisdictions.
The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2019, June 28, 2020 and June 27, 2021. To date, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitation. The change in uncertain tax positions as a result of lapses of statutes of limitation may range up to $211.0 million, excluding interest and penalties.
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

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
	(in thousands, except per share data)
Numerator:
Net income	$1,330,667	$965,826	$3,638,129	$2,807,490
Denominator:
Basic average shares outstanding	1,283,779	1,308,382	1,290,041	1,316,627
Effect of potential dilutive securities:
Employee stock plans	4,321	6,796	4,504	6,192
Diluted average shares outstanding	1,288,100	1,315,178	1,294,545	1,322,819
Net income per share - basic	$1.04	$0.74	$2.82	$2.13
Net income per share - diluted	$1.03	$0.73	$2.81	$2.12

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. These anti-dilutive securities, including options and RSUs, were not material for the three and nine months ended March 30, 2025 and March 31, 2024.
NOTE 8 — FINANCIAL INSTRUMENTS
The Company’s investment strategies and investment and fair value policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2024 Form 10-K. As of March 30, 2025 and June 30, 2024, the fair value of mutual funds and equity investments were not material. The Company had no debt security investments as of March 30, 2025 and June 30, 2024. The financial statement impacts to the Condensed Consolidated Statement of Operations from debt and equity investments were not material as of and for the three and nine months ended March 30, 2025 and March 31, 2024.
Lam Research Corporation 2025 Q3 10-Q 12

The financial instruments reported within Cash and Cash Equivalents in the Company’s Condensed Consolidated Balance Sheets as of March 30, 2025, and June 30, 2024 consisted of the following:

	March 30, 2025	June 30, 2024
	(in thousands)
Money market funds (fair value measured on a recurring basis, level 1)	$2,441,620	$2,543,462
Cash	1,379,729	1,568,315
Time deposits	1,629,369	1,736,079
Total	$5,450,718	$5,847,856

Derivative Instruments and Hedging
The Company’s hedging strategies and policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2024 Form 10-K. As of March 30, 2025 and June 30, 2024, the fair value of outstanding cash flow and balance sheet hedges were not material. The financial statement impacts to the Condensed Consolidated Statement of Operations from derivative instruments and hedging activities were not material as of and for the three and nine months ended March 30, 2025 and March 31, 2024.
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
NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. Inventories consist of the following:

	March 30, 2025	June 30, 2024
	(in thousands)
Raw materials	$2,758,506	$2,921,139
Work-in-process	307,480	284,078
Finished goods	1,397,289	1,012,707
	$4,463,275	$4,217,924

NOTE 10 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 30, 2025	June 30, 2024
	(in thousands)
Accrued compensation	$529,686	$516,717
Warranty reserves	246,187	228,060
Income and other taxes payable	309,127	186,700
Dividend payable	295,423	260,905
Other	619,469	609,495
	$1,999,892	$1,801,877

Lam Research Corporation 2025 Q3 10-Q 13

NOTE 11 — LONG-TERM DEBT AND OTHER BORROWINGS
Senior Notes
On March 12, 2015, the Company completed a public offering of $500 million aggregate principal amount of the Company’s Senior Notes due March 15, 2025 (the “2025 Notes”). The 2025 Notes were settled upon maturity during the three months ended March 30, 2025. The remaining outstanding Senior Notes are unchanged from those disclosed in Note 14, “Long-term Debt and Other Borrowings,” to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2024 Form 10-K.
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
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, plus a spread of 0.00% to 0.10%, or (2) an adjusted term Secured Overnight Financing Rate, plus a spread of 0.70% to 1.10%, in each case plus a facility fee, with such spread and facility fee determined in accordance with the Third Amended and Restated Credit Agreement, and with the spread and facility fee based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest are due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating as described above. As of March 30, 2025, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Commercial Paper Program
The Company’s commercial paper program is unchanged from those disclosed in Note 14, “Long-term Debt and Other Borrowings,” to the Consolidated Financial Statements in Part II, Item 8 of its 2024 Form 10-K.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of March 30, 2025, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of March 30, 2025, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $205.9 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of March 30, 2025, warranty reserves totaling $19.6 million were reported in Other long-term liabilities, and the remainder were included in Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Lam Research Corporation 2025 Q3 10-Q 14

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
	(in thousands)
Balance at beginning of period	$254,812	$260,840	$250,404	$286,663
Warranties issued during the period	70,023	43,479	201,903	139,713
Settlements made during the period	(50,908)	(45,916)	(142,164)	(147,595)
Changes in liability for warranties issued during the period	(107)	(74)	(252)	(148)
Changes in liability for pre-existing warranties	(8,001)	(3,757)	(44,072)	(24,061)
Balance at end of period	$265,819	$254,572	$265,819	$254,572

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

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid per Share (1)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2024				$10,824,660
Quarter ended September 29, 2024	11,952	$1,003,654	$83.97	$9,821,006
Quarter ended December 29, 2024	8,336	$650,445	$78.03	$9,170,561
Quarter ended March 30, 2025	4,448	$346,549	$77.91	$8,824,012

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
Lam Research Corporation 2025 Q3 10-Q 15

No restructuring charges were recorded during the three and nine months ended March 30, 2025. During the three months ended March 31, 2024, net restructuring costs of $15.2 million and $15.2 million were recorded in restructuring charges, net - cost of goods sold, and restructuring charges, net - operating expenses, respectively, in the Condensed Consolidated Statements of Operations. During the nine months ended March 31, 2024, net restructuring costs of $38.1 million and $19.0 million were recorded in Restructuring charges, net - cost of goods sold, and Restructuring charges, net - operating expenses, respectively in the Condensed Consolidated Statements of Operations.
The restructuring plan was substantially completed as of June 30, 2024, and cumulative costs as of June 30, 2024 totaled $181.9 million. The restructuring liability reported as of June 30, 2024 totaling $1.1 million was substantially satisfied in the three months ended September 29, 2024.
Lam Research Corporation 2025 Q3 10-Q 16

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends and opportunities in the global economic environment; trends and opportunities in the semiconductor industry, including in the end markets and applications for semiconductors, in device complexity, and in the complexity of device manufacturing; growth or decline in the industry and the market for, and spending on, wafer fabrication equipment; the anticipated levels of, and rates of change in, margins, market share, served available market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; restructuring activities; business process improvements and initiatives; volatility in our quarterly results; the makeup of our customer base; customer and end user requirements and our ability to satisfy those requirements; the performance and benefits of our products and services; customer spending and demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our products and services; our competition, and our ability to defend our market share and to gain new market share; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; our supply chain and the role of suppliers in our business, including the impacts of supply chain constraints and material costs; our leadership and competency, and our ability to facilitate innovation; our research and development programs; the opportunities in our industry for, and our ability to create sustainable differentiation; technology inflections in the industry and our ability to identify those inflections and to invest in research and development programs to meet them; our ability to deliver multi-product solutions; the resources invested to comply with evolving standards and the impact of such efforts; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including, but not limited to, the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); hedging transactions; debt or financing arrangements; our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our ability to scale our operations to respond to changes in our business; our goals and initiatives with respect to environmental, social and governance matters, including emissions, and human capital, the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; and the sufficiency of our financial resources or liquidity to support future business activities (including, but not limited to, operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 30, 2024 (our “2024 Form 10-K”), our quarterly reports on Form 10-Q for the fiscal quarters ended September 29, 2024 and December 29, 2024, and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and nine months ended March 30, 2025, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2024 Form 10-K.
Lam Research Corporation 2025 Q3 10-Q 17

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
In fiscal year 2025, we anticipate strong wafer fabrication equipment spending levels driven by an increase in both the memory and non-memory market segments. In the short term, volatility in the semiconductor industry environment from trade restrictions, tariffs, as well as other direct and indirect risks and uncertainties, have, and in the future may, negatively impact our revenue and operating margin. Over the longer term, we believe that secular demand for semiconductors, combined with technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will drive sustainable growth and lead to an increase in the served available market for our products and services in the deposition, etch, and clean businesses.
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
Lam Research Corporation 2025 Q3 10-Q 18

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	March 30, 2025	December 29, 2024
	(in thousands, except per share data and percentages)
Revenue	$4,720,175	$4,376,047
Gross margin	$2,313,686	$2,072,981
Gross margin as a percent of total revenue	49.0%	47.4%
Total operating expenses	$751,927	$739,097
Net income	$1,330,667	$1,191,018
Diluted net income per share	$1.03	$0.92
In the March 2025 quarter, revenue increased 8% compared to the three months ended December 29, 2024 (the “December 2024 quarter”), driven by an increase in systems revenue as a result of strengthened investments in the Foundry market segment. The deferred revenue balance was $2,010.9 million at the end of the March 2025 quarter, a slight decrease relative to the balance at the end of the December 2024 quarter of $2,031.6 million.
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
The increase in gross margin as a percentage of revenue in the March 2025 quarter compared to the December 2024 quarter was primarily a result of favorable changes in customer and product mix. The increase in operating expenses in the March 2025 quarter compared to the December 2024 quarter was driven by an increase in employee-related costs as a result of seasonality and higher headcount, as well as increased supplies expense, offset by lower elective deferred compensation plan-related costs.
Our cash, cash equivalents, and restricted cash balances decreased to $5.5 billion at the end of the March 2025 quarter compared to $5.7 billion at the end of the December 2024 quarter. This decrease was primarily the result of $504.0 million of principal payments on debt instruments and debt issuance costs; $435.3 million of share repurchases, including net share settlement of employee stock-based compensation and excise tax; $295.7 million of dividends paid to stockholders; and $288.1 million of capital expenditures; partially offset by $1,308.7 million of cash generated from operating activities. Employee headcount as of March 30, 2025 was approximately 18,600.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended		Nine Months Ended
	March 30, 2025	December 29, 2024	March 30, 2025	March 31, 2024
Revenue (in millions)	$4,720	$4,376	$13,264	$11,034
China	31%	31%	33%	43%
Korea	24%	25%	23%	20%
Taiwan	24%	17%	19%	10%
Japan	10%	8%	9%	11%
United States	4%	9%	8%	7%
Southeast Asia	4%	7%	4%	4%
Europe	3%	3%	4%	5%
The increase in revenue for the nine months ended March 30, 2025 compared to the same period in 2024 was due to increases in equipment spending by our customers across all market segments as well as higher customer support-related revenue.
Lam Research Corporation 2025 Q3 10-Q 19

The following table presents our revenue disaggregated between systems and customer support-related revenue:

	Three Months Ended		Nine Months Ended
	March 30, 2025	December 29, 2024	March 30, 2025	March 31, 2024
	(In thousands)
Systems revenue	$3,035,276	$2,625,649	$8,053,655	$6,751,758
Customer support-related revenue and other	1,684,899	1,750,398	5,210,543	4,282,121
	$4,720,175	$4,376,047	$13,264,198	$11,033,879

Please refer to Note 3, “Revenue,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The percentage of leading- and non-leading-edge equipment and upgrade revenue from each of the markets we serve was as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2025	December 29, 2024	March 30, 2025	March 31, 2024
Memory	43%	50%	43%	44%
Foundry	48%	35%	42%	39%
Logic/integrated device manufacturing	9%	15%	15%	17%
The decrease in the memory market segment for the March 2025 quarter compared to the December 2024 quarter was primarily attributable to a decrease in non-volatile memory. There was also a decrease in Logic spending by our customers in the quarter. These decreases were offset by increased Foundry spending for both leading and mature node investments.
Gross Margin

	Three Months Ended		Nine Months Ended
	March 30, 2025	December 29, 2024	March 30, 2025	March 31, 2024
	(in thousands, except percentages)
Gross margin	$2,313,686	$2,072,981	$6,389,350	$5,212,693
Percent of revenue	49.0%	47.4%	48.2%	47.2%
Gross margin as a percentage of revenue was higher in the March 2025 quarter compared to the December 2024 quarter mainly as a result of favorable customer and product mix.
The increase in gross margin as a percentage of revenue in the nine months ended March 30, 2025 compared to the same period in the prior year was primarily due to improved factory efficiencies, partially offset by unfavorable changes in customer mix and increased transformational charges.
Research and Development

	Three Months Ended		Nine Months Ended
	March 30, 2025	December 29, 2024	March 30, 2025	March 31, 2024
	(in thousands, except percentages)
Research & development (“R&D”)	$525,904	$494,947	$1,516,209	$1,404,615
Percent of revenue	11.1%	11.3%	11.4%	12.7%
We continued to make significant R&D investments in the March 2025 quarter focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. The increase in R&D expense in the March 2025 quarter compared to the December 2024 quarter was primarily driven by an increase in employee-related costs as a result of seasonality and higher headcount, as well as increased lab-related spending, partially offset by lower elective deferred compensation plan-related costs.
R&D expense in the nine months ended March 30, 2025 increased compared to the same period in the prior year, driven by higher employee-related costs as a result of increased headcount, as well as spending on outside services, partially offset by lower supplies expense and lower elective deferred compensation plan-related costs.
Lam Research Corporation 2025 Q3 10-Q 20

Selling, General, and Administrative

	Three Months Ended		Nine Months Ended
	March 30, 2025	December 29, 2024	March 30, 2025	March 31, 2024
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$226,023	$244,150	$713,301	$651,770
Percent of revenue	4.8%	5.6%	5.4%	5.9%
SG&A expense during the March 2025 quarter decreased compared to the December 2024 quarter as a result of lower facilities costs and elective deferred compensation plan-related costs.
SG&A expense during the nine months ended March 30, 2025 increased compared to the same period in the prior year, driven by higher employee-related costs as a result of increased headcount as well as higher spending for transformational activities, partially offset by lower elective deferred compensation plan-related costs.
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
No restructuring charges were recorded during the nine months ended March 30, 2025. During the nine months ended March 31, 2024, the company recorded net restructuring costs of $57.1 million.
Please refer to Note 14, “Restructuring charges, net,” to our Condensed Consolidated Financial Statements, included in Part I of this Form 10-Q for additional information.
Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended		Nine Months Ended
	March 30, 2025	December 29, 2024	March 30, 2025	March 31, 2024
	(in thousands)
Interest income	$50,638	$57,611	$176,698	$185,911
Interest expense	(45,184)	(45,299)	(135,429)	(138,797)
(Losses) Gains on deferred compensation plan-related assets, net	(16,903)	4,502	5,019	49,124
Foreign exchange losses, net	(4,702)	(5,117)	(19,505)	(3,643)
Other, net	(8,884)	2,565	(7,475)	(24,082)
	$(25,035)	$14,262	$19,308	$68,513

Interest income decreased in the March 2025 quarter as compared to the December 2024 quarter, primarily due to lower interest rates and lower cash average balances. Interest income decreased for the nine months ended March 30, 2025, compared to the same period in 2024, primarily due to lower interest rates, partially offset by higher cash balances.
Interest expense was at consistent levels for all periods presented.
The variations in deferred compensation plan-related assets, net were driven by fluctuations in the fair market value of the underlying funds for all periods presented.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures for all periods presented.
The variation in other, net was primarily driven by fluctuations in the fair market value of equity investments for all periods presented.
Lam Research Corporation 2025 Q3 10-Q 21

Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2025	December 29, 2024	March 30, 2025	March 31, 2024
	(in thousands, except percentages)
Income tax expense	$206,057	$157,128	$541,019	$398,376
Effective tax rate	13.4%	11.7%	12.9%	12.4%

The increase in the effective tax rate for the March 2025 quarter compared to the December 2024 quarter was primarily due to the recognition of previously unrecognized tax benefits from lapses of statutes of limitation and the income tax benefit from a change in tax law in the December 2024 quarter.
The increase in the effective tax rate for the nine months ended March 30, 2025 compared to the same period in the prior year was primarily due to lower benefit of the R&D tax credit as a percentage of pre-tax income and lower stock-based compensation excess tax benefits, offset by the income tax benefit from a change in tax law in the nine months ended March 30, 2025.
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
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, and restricted cash balances were $5.5 billion at March 30, 2025 compared to $5.9 billion as of June 30, 2024. The decrease was primarily driven by $2,130.0 million of share repurchases, including net share settlement on employee stock-based compensation and excise tax; $854.3 million in dividends paid; $587.0 million in capital expenditures; and $506.0 million of principal payments on debt instruments and debt issuance costs, partially offset by cash generated from operating activities totaling $3,619.1 million.
Cash Flow from Operating Activities
Net cash provided by operating activities of $3,619.1 million during the nine months ended March 30, 2025 consisted of (in thousands):

Net income	$3,638,129
Non-cash charges:
Depreciation and amortization	287,838
Equity-based compensation expense	249,085
Deferred income taxes	(211,568)
Changes in operating asset and liability accounts	(337,013)
Other	(7,395)
$3,619,076

Changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $706.3 million, inventory of $319.7 million, and prepaid expenses and other current assets of $41.9 million.
Lam Research Corporation 2025 Q3 10-Q 22

These uses of cash were offset by the following sources of cash: increases in deferred gross profit of $464.6 million, trade accounts payable of $193.8 million, and accrued expenses and other liabilities of $72.5 million.
Cash Flow from Investing Activities
Net cash used for investing activities during the nine months ended March 30, 2025 was $578.8 million, primarily consisting of capital expenditures.
Cash Flow from Financing Activities
Net cash used for financing activities during the nine months ended March 30, 2025 was $3,427.1 million, primarily consisting of $2,130.0 million in treasury stock repurchases, including net share settlement on employee stock-based compensation and excise tax, $854.3 million in dividends paid; and $506.0 million of principal payments on debt instruments and debt issuance costs.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash and cash equivalents as of March 30, 2025, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, factors outside of our control, including uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, are currently, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
During the three months ended March 30, 2025, $500 million principal value of our 2025 Notes were settled upon maturity using available cash on hand.
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of March 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief
Lam Research Corporation 2025 Q3 10-Q 23

Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Lam Research Corporation 2025 Q3 10-Q 24

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
Lam Research Corporation 2025 Q3 10-Q 25

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
Lam Research Corporation 2025 Q3 10-Q 26

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
Lam Research Corporation 2025 Q3 10-Q 27

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
•legal, tax, accounting, or regulatory changes (including, but not limited to, changes in import/export regulations and tariffs, such as regulations imposed by the U.S. government restricting exports to China, or potential additional tariffs on imports, and tariffs imposed by other countries) or changes in the interpretation or enforcement of existing requirements;
•macroeconomic, industry and market conditions, including those caused by war, conflict in the Middle East, bank failures; uncertainty regarding economic and other policies and priorities; and geopolitical issues;
•the impact of reductions in government spending;
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
Lam Research Corporation 2025 Q3 10-Q 28

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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part I Item 2. Results of Operations of this quarterly report on Form 10-Q, accounted for approximately 92%, 93%, and 91% of total revenue in the nine months ended March 30, 2025 and fiscal years 2024, and 2023, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
Lam Research Corporation 2025 Q3 10-Q 29

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
Lam Research Corporation 2025 Q3 10-Q 30

•difficulties or delays in obtaining required import or export approvals;
•restrictions on the import and sale of products that incorporate technologies developed or manufactured in whole or in part in certain countries;
•shipment delays and increased costs of shipment due to transportation interruptions, capacity constraints, or fuel shortages;
•shortages of semiconductor or other components or materials as a result of increases in demand or decreases in supply, including as a result of export restrictions on particular parts or materials used by us or our direct or indirect suppliers;
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
Lam Research Corporation 2025 Q3 10-Q 31

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
•slower than anticipated development of various target markets that utilize new technologies; or
•a failure to release new or enhanced versions of our products on a timely basis.
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
Lam Research Corporation 2025 Q3 10-Q 32

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
Lam Research Corporation 2025 Q3 10-Q 33

Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 33%, 42%, and 26% of our total revenue for the nine months ended March 30, 2025 and fiscal years 2024 and 2023, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. In recent years, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. Additionally, the U.S. government has enacted new rules aimed at restricting China’s ability to manufacture advanced semiconductors, which include restrictions on exports, reexports or transfers to, or shipping, transmitting, transferring, or facilitating such movement to, or performing services at, customer facilities in China engaged in certain technology end-uses, without appropriate authorizations obtained from U.S. authorities. The U.S. Department of Commerce has also enacted rules that have expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses; has added additional Chinese companies to its restricted entity list and unverified list under suspicion of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns; and has expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including, but not limited to, Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation, and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could weaken our competitive position and materially and adversely affect our results of operations.
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
We Are Exposed to Various Risks from Our Regulatory Environment
We are subject to various risks related to (1) new, different, inconsistent, or even conflicting laws, rules, and regulations that may be enacted by legislative or executive bodies and/or regulatory agencies in the countries that we operate; (2) disagreements or disputes related to international trade; and (3) the interpretation and application of laws, rules, and regulations. As a public company with global operations, we are subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to export controls, financial and other disclosures, corporate governance, privacy, anti-corruption, such as the Foreign Corrupt Practices Act and other local laws prohibiting corrupt payments to governmental officials, anti-boycott compliance, conflict minerals or other social responsibility legislation, immigration or travel regulations, antitrust regulations, and laws or regulations relating to carbon emissions such as the recent reporting requirements imposed by the State of California that will require corporations to provide climate-related disclosures, as well as other laws or regulations imposed in response to climate change concerns, among others. Each of these laws, rules, and regulations imposes costs on our business, including financial costs and
Lam Research Corporation 2025 Q3 10-Q 34

potential diversion of our management’s attention associated with compliance, and may present risks to our business, including potential fines, restrictions on our actions, and reputational damage if we do not fully comply.
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
•economic or political events, trends, and unexpected developments occurring nationally, globally, or in any of our key sales regions such as uncertainty regarding economic and other policies and priorities;
•macroeconomic, industry and market conditions, including those caused by war, conflict in the Middle East, or bank failures; and geopolitical issues;
•the impact of reductions in government spending;
Lam Research Corporation 2025 Q3 10-Q 35

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
Our Leverage and Debt Service Obligations May Adversely Affect Our Financial Condition, Results of Operations, and Earnings per Share
We have $4.5 billion in aggregate principal amount of senior unsecured notes outstanding (the “Senior Notes”). Additionally, we have funding available to us under our $1.5 billion commercial paper program and our $2.0 billion revolving credit facility, which serves as a backstop to our commercial paper program. Our revolving credit facility also includes an option to increase the amount up to an additional $750.0 million, for a potential total commitment of $2.75 billion. We may, in the future, decide to enter into additional debt arrangements.
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
Lam Research Corporation 2025 Q3 10-Q 36

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

Lam Research Corporation 2025 Q3 10-Q 37

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

Period	Total Number of Shares Repurchased	Average Price Paid per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2024					$10,824,660
Quarter ended September 29, 2024	11,952	$83.97		11,952	9,821,006
Quarter ended December 29, 2024	8,336	$78.03		8,336	9,170,561
December 30, 2024 - January 26, 2025	1,103	$77.40		1,103	9,085,179
January 27, 2025 - February 23, 2025	323	$77.85		323	9,060,067
February 24, 2025 - March 30, 2025	3,022	$78.10		3,022	8,824,012
Quarter ended March 30, 2025	4,448	$77.91	(2)	4,448	$8,824,012

(1)    Our net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under repurchase programs, as applicable, and is included in the cost of shares repurchased in the Condensed Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
(2)    Average price paid per share presented is for the quarter ended March 30, 2025.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the Company’s fiscal quarter ended March 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a trading arrangement for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Arrangement”) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Lam Research Corporation 2025 Q3 10-Q 38

ITEM 6.    Exhibits

Exhibit Number	Description

10.1*	Form of Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan

10.2*	Form of Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan

10.3*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan

10.4*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________________________

*Indicates management contract or compensatory plan or arrangement.

Lam Research Corporation 2025 Q3 10-Q 39

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 25, 2025	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Lam Research Corporation 2025 Q3 10-Q 40