Form 10-K
period 2025-06-29
LAM RESEARCH CORP
filed 2025-08-11
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 29, 2024, the last business day of the most recently completed second fiscal quarter, was $76,867,228,862. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation based on the assumption that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.
As of August 7, 2025, the Registrant had 1,265,621 thousand outstanding shares of Common Stock.
_________________________
Documents Incorporated by Reference
Parts of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders expected to be held on or about November 4, 2025, are incorporated by reference into Part III of this Form 10-K. Except as expressly incorporated by reference herein, the Registrant’s proxy statement shall not be deemed to be part of this report.

 LAM RESEARCH CORPORATION
2025 ANNUAL REPORT ON FORM 10-K

Lam Research Corporation 2025 10-K 2

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends and opportunities in the global economic environment; trends and opportunities in the semiconductor industry, including in the end markets and applications for semiconductors, in device complexity, and in the complexity of device manufacturing; growth or decline in the industry and the market for, and spending on, wafer fabrication equipment; the anticipated levels of, and rates of change in, margins, market share, served available market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; restructuring activities; business process improvements and initiatives; volatility in our quarterly results; the makeup of our customer base; customer and end user requirements and our ability to satisfy those requirements; the performance and benefits of our products and services; customer spending and demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our products and services; our competition, and our ability to defend our market share and to gain new market share; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; our supply chain and the role of suppliers in our business, including the impacts of supply chain constraints and material costs; our leadership and competency, and our ability to facilitate innovation; our research and development programs; the opportunities in our industry for, and our ability to create sustainable differentiation; technology inflections in the industry and our ability to identify those inflections and to invest in research and development programs to meet them; our ability to deliver multi-product solutions; the resources invested to comply with evolving standards and the impact of such efforts; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including, but not limited to, the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); hedging transactions; debt or financing arrangements; our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our ability to scale our operations to respond to changes in our business; our goals and initiatives with respect to environmental, social and governance matters, including emissions, and human capital; the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; and the sufficiency of our financial resources or liquidity to support future business activities (including, but not limited to, operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
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

Lam Research Corporation 2025 10-K 3

The Lam Research logo, Lam Research, and all product and service names used in this report are either registered trademarks or trademarks of Lam Research Corporation or its subsidiaries in the United States and/or other countries. All other marks mentioned herein are the property of their respective holders.
We are a global supplier of innovative wafer fabrication equipment and services to the semiconductor industry. We have built a strong global presence with core competencies in areas such as nanoscale manufacturing enablement, chemistry, plasma and fluidics, advanced systems engineering, and a broad range of operational disciplines. Our products and services are designed to help our customers build smaller and better performing devices that are used in a variety of electronic products, including mobile phones, personal computers, cloud and enterprise servers, wearables, automotive vehicles, and data storage devices.
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
Semiconductor manufacturing, our customers’ business, involves the fabrication of multiple dies or integrated circuits (“ICs”) on a wafer. This involves the repetition of a set of core processes and can require hundreds of individual steps. Fabricating these devices requires a sequence of highly sophisticated process technologies to integrate an increasing array of new materials with precise control at the atomic scale. Along with meeting technical requirements, wafer processing equipment must deliver high productivity and be cost-effective.
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

Lam Research Corporation 2025 10-K 4

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
ALTUS® Product Family
Tungsten and/or molybdenum deposition is used to form conductive features such as contacts, vias, and wordlines on a chip. These features are small, often narrow, and use only a small amount of metal, so minimizing resistance and achieving complete fill can be difficult. At these nanoscale dimensions, even slight imperfections can impact device performance or cause a chip to fail. Our ALTUS® systems combine CVD and ALD technologies to deposit the highly conformal or selective films as needed for advanced tungsten or molybdenum metallization (ALTUS® Halo) applications in both logic and memory. The Multi-Station Sequential Deposition architecture enables nucleation layer formation and bulk CVD/ALD fill to be performed in the same chamber (“in situ”). Our ALD technologies are used in the deposition of barrier films to achieve high step coverage with reduced thickness at lower temperatures relative to a conventional process.
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

Lam Research Corporation 2025 10-K 5

Striker® Product Family
The latest memory, logic, and imaging devices require extremely thin, highly conformal dielectric films for continued device performance improvement and scaling. For example, ALD films are critical for low-k spacers for device power consumption/speed, dielectric gapfills in high aspect ratio features for isolation and device performance, as well as for spacer-based multiple patterning schemes where the spacers help define critical dimensions. These applications have little tolerance for voids and even the smallest defect. The Striker® single-wafer ALD products provide dielectric film solutions for these challenging requirements through application-specific material, process and hardware options that deliver film technology and defect performance.
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

Lam Research Corporation 2025 10-K 6

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
Fiscal Periods Presented
All references to fiscal years apply to our fiscal years, which ended June 29, 2025, June 30, 2024, and June 25, 2023.
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
Marketing, Sales, and Service
Our marketing, sales, and service efforts are focused on building long-term relationships with our customers and targeting product and service solutions designed to meet their needs. These efforts are supported by a team of product marketing and sales professionals as well as equipment and process engineers who work closely with individual customers to develop solutions for their wafer processing needs. We maintain ongoing service relationships with our customers and have an extensive network of service engineers in place throughout the United States (“U.S.”), China, Europe, India, Japan, Korea, Southeast Asia, and Taiwan. We believe that comprehensive support programs and close working relationships with customers are essential to maintaining high customer satisfaction and our competitiveness in the marketplace.
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

Lam Research Corporation 2025 10-K 7

International Sales
A significant portion of our sales and operations occur outside the United States and, therefore, may be subject to certain risks, including but not limited to compliance with U.S. and international laws and regulations, including U.S. export restrictions; tariffs and other barriers; difficulties in staffing and managing non-U.S. operations; adverse tax consequences; foreign currency exchange rate fluctuations; changes in currency controls; and economic and political conditions. Any of these factors may have a material adverse effect on our business, financial position, and results of operations and cash flows. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Refer to Note 19 of our Consolidated Financial Statements, included in Part II, Item 8 of this 2025 Form 10-K, for the attribution of revenue by geographic region.
Long-lived Assets
Refer to Note 19 of our Consolidated Financial Statements, included in Part II, Item 8 of this 2025 Form 10-K, for information concerning the geographic locations of long-lived assets.
Customers
Our customers include many of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances, and licensing arrangements which have the potential to positively or negatively impact our competitive position and market opportunities. Refer to Note 9 of our Consolidated Financial Statements, included in Part II, Item 8 of this report, for information concerning customer concentrations. Our most significant customers during the fiscal years ending June 29, 2025, June 30, 2024, and June 25, 2023 included Samsung Electronics Company, Ltd. and Taiwan Semiconductor Manufacturing Company.
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
Compliance with Government Regulations
As a public company with global operations, we are subject to a variety of governmental regulations across multiple jurisdictions, including those related to export controls, financial and other disclosures, corporate governance, anti-trust, intellectual property, privacy, anti-bribery, anti-corruption, anti-boycott, tax, tariffs, labor, health and safety, conflict minerals, human trafficking, the management of hazardous materials, and carbon emissions, among others. Each of these regulations imposes costs on our business and has the potential to divert our management’s time and attention from revenue-generating and other profit maximizing activities to those associated with compliance. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, decreased net income and increased capital expenditures. If we are alleged or found by a court or regulatory agency not to be in compliance with regulations, we may be subject to fines, restrictions on our actions, reputational damage, and harm to our competitive position, and our business, financial condition, and/or results of operations could be adversely affected. For additional details, please refer to “Legal, Regulatory and Tax Risks – We Are Exposed to Various Risks from Our Regulatory Environment” in Item 1A: Risk Factors.
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

Lam Research Corporation 2025 10-K 8

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
Environmental, Social, and Governance
We strive to incorporate environmental, social and governance ("ESG") considerations into everything we do – from our operations and workplace practices, to how we source our materials and design our products. Our Global Impact Report for calendar year 2024 details, among other items, a number of ESG goals. One such goal is to achieve net zero emissions by 2050, which we are working to achieve in part by meeting a number of interim targets related to our environmental impact. There have been no material impacts to capital expenditures or our results of operations associated with this goal, and there are no material cash commitments associated with the goal as of the fiscal year ended June 29, 2025.
Information contained on our website or in our annual Global Impact Report is not incorporated by reference into this or any other report we file with the Securities and Exchange Commission, or the SEC. Refer to Item 1A: Risk Factors for a discussion of risks and uncertainties we face related to ESG.
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
We face competition from a number of established and emerging equipment companies in the industry. We expect our competitors to continue to improve the design and performance of their current products and processes, to introduce new products and processes with enhanced price/performance characteristics, and to provide more comprehensive offerings of products. If our competitors make acquisitions or enter into strategic relationships with leading semiconductor manufacturers, or other entities, covering products similar to those we sell, our ability to sell our products to those customers could be adversely affected. Government and other initiatives to encourage local semiconductor manufacturing and supply chain in countries outside of the U.S., including China, could increase competition from domestic equipment and spare parts manufacturers in those countries. Additionally, the U.S. Government has enacted a number of export controls regulating the sales of certain technologies to customers in China, including entity listings of

Lam Research Corporation 2025 10-K 9

multiple customers, thus restricting the sales of equipment and spare parts by U.S. equipment suppliers. This provides an advantage to our international competitors that are not subject to these restrictions. There can be no assurance that we will continue to compete successfully in the future.
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
Human Capital
We endeavor to be a great place to work globally by investing in a multi-faceted strategy that is rooted in building an inclusive workplace. To support our employees, we tailor our programs to meet the unique cultural needs and priorities within different regions around the world.
As of August 7, 2025, we had approximately 19,000 regular full-time employees, of which over 29% were engaged in research and development. Approximately 43% of our regular full-time employees are located in the United States, 50% in Asia, and 7% in Europe.
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
Employee Engagement
Employee engagement (i.e. satisfaction) and voice are critical to Lam’s culture. We conduct a global survey at a regular cadence to gather input from employees on culture, career opportunity, and manager effectiveness. We also solicit employee feedback through in-person and online employee forums, engagement sessions, all-employee meetings, conversations with managers, and our Human Resource Support and Employee Relations programs.
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

Lam Research Corporation 2025 10-K 10

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
Information about our Executive Officers
As of August 7, 2025, the executive officers of Lam Research were as follows:

Name	Age	Position(s)
Timothy M. Archer	58	President, Chief Executive Officer
Douglas R. Bettinger	58	Executive Vice President, Chief Financial Officer
Patrick J. Lord	59	Executive Vice President, Chief Operating Officer
Neil J. Fernandes	58	Senior Vice President, Global Customer Operations
Ava A. Harter	55	Senior Vice President, Chief Legal Officer and Secretary
Vahid Vahedi	59	Senior Vice President, Chief Technology and Sustainability Officer
Seshasayee (Sesha) Varadarajan	50	Senior Vice President, Global Products Group
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
Douglas R. Bettinger is our executive vice president and chief financial officer with responsibility for Finance, Tax, Treasury, and Investor Relations and Corporate Analytics. Prior to joining the Company in 2013, Mr. Bettinger served as senior vice president and chief financial officer of Avago Technologies (now Broadcom Inc.) from 2008 to 2013. From 2007 to 2008, he served as vice president of Finance and corporate controller at Xilinx, Inc., and from 2004 to 2007, he was chief financial officer at 24/7 Customer, a privately held company. Mr. Bettinger worked at Intel Corporation from 1993 to 2004, where he held several senior-level finance positions, including corporate planning and reporting controller and Malaysia site operations controller. Mr. Bettinger currently serves on the Board of Directors of Lattice Semiconductor Corporation, the SEMI Board of Industry Leaders, and the Industrial Advisory Board of the University of Wisconsin College of Engineering. Mr. Bettinger earned an M.B.A. degree in finance from the University of Michigan and a B.S. degree in economics from the University of Wisconsin in Madison.
Patrick J. Lord is our executive vice president and chief operating officer, a position he has held since March 2023. In this role, Dr. Lord is responsible for several functions including, Global Operations; Customer Support; Global Quality; Environmental Health and Safety; Global Government Affairs and Trade; Information Technology; Cybersecurity; and Global Resilience, Security, and Transformation. Dr. Lord previously served as executive vice president of CSBG and Global Operations from September 2020 to February 2023; and senior vice president and general manager of CSBG from December 2016 to September 2020. Prior to that, Dr. Lord held the position of group vice president and deputy general manager of the Global Products Group from September 2013 to December 2016. He served as the head of the Direct Metals, GapFill, Surface Integrity Group, and Integrated Metals (“DGSI”) Business Units between June 2012 and September 2013. Prior to our acquisition of Novellus in June 2012, Dr. Lord was senior vice president and general manager of the DGSI Business Units at Novellus. Additionally, Dr. Lord held the position of senior vice president of Business Development and Strategic Planning. He joined Novellus in 2001 and held a number of other positions, including senior vice president and general manager of the CMP Business Unit, senior director of Business Development, senior director of Strategic Marketing, and acting vice president of Corporate Marketing. Before joining Novellus, Dr. Lord spent six years at KLA-Tencor in various product marketing and management roles. He earned his Ph.D., M.S., and B.S. degrees in mechanical engineering from the Massachusetts Institute of Technology.
Neil J. Fernandes is our senior vice president of Global Customer Operations, a position he has held since March 2023. Previously, he was group vice president of Business Development and Sales Operations and held other senior sales and customer-focused leadership positions at Lam. He joined the company in 2012 through the acquisition of Novellus, where he was the vice president of

Lam Research Corporation 2025 10-K 11

Sales Operations. Prior to that role, he held range of management positions in product marketing and process engineering at Novellus, Gasonics and Watkins-Johnson. Mr. Fernandes earned an M.S. degree in mechanical engineering from the University of Texas at Austin and a B.E. in mechanical engineering from the Manipal Institute of Technology.
Ava A. Harter is our senior vice president, chief legal officer and secretary. She joined us in July 2024 and is responsible for all global legal matters, ethics and compliance, and corporate secretary work. Prior to joining us, she served as executive vice president and chief legal officer at Whirlpool Corporation, a home appliance and consumer products company, from December 2020 to March 2024, and as senior vice president, general counsel, and corporate secretary at Owens Corning, a building and construction materials company, from May 2015 to November 2020. Prior to that, she held legal roles at General Electric and The Dow Chemical Company. She also worked at the law firms of Jones Day and Thompson Hine LLP and was an adjunct professor at the Case Western Reserve University Law School. Ms. Harter earned her J.D. from Northwestern University School of Law, an M.B.A. in sociology from the University of Nebraska, and a B.A. in political science from Northwestern University.
Vahid Vahedi is our senior vice president, chief technology and sustainability officer, a position he has held since March 2024. Dr. Vahedi previously served as senior vice president and chief technology officer beginning March 2023; senior vice president and general manager of the Etch business unit beginning February 2018; and group vice president of the Etch product group beginning March 2012. Previously, he served as vice president of Etch Business Product Management and Marketing, vice president of Dielectric Etch, vice president of Conductor and 3DIC Etch, and director of Conductor Etch Technology Development. He joined us in 1995. He earned his Ph.D., M.S., and B.S. degrees in electrical engineering and computer science from the University of California at Berkeley.
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
Item 1A.     Risk Factors
In addition to the other information in this Annual Report on Form 10-K (“2025 Form 10-K”), the following risk factors should be carefully considered in evaluating us and our business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended by, nor should be attached to, the order in which the risk factors appear.
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

Lam Research Corporation 2025 10-K 12

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

Lam Research Corporation 2025 10-K 13

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

Lam Research Corporation 2025 10-K 14

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

Lam Research Corporation 2025 10-K 15

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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part II Item 7. Results of Operations of this 2025 Form 10-K, accounted for approximately 93%, 93%, and 91% of total revenue in fiscal years 2025, 2024, and 2023, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.

Lam Research Corporation 2025 10-K 16

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
Our customers (and their customers and other downstream parties) may also be adversely affected by the tariffs, export controls and other trade issues described above. Additionally, certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. The supplies, equipment, raw materials and other inputs necessary for the businesses of our customers and other downstream parties could become more difficult to obtain for various reasons not limited to business interruptions of suppliers, reduced availability of labor, transit disruptions, consolidation in their supply chain, export controls, sanctions, trade restrictions, tariffs, geopolitical tensions, economic circumstances, conflict, or political conditions. If the ability of downstream parties to source the inputs needed to produce their products is impaired, then demand for our products may be adversely impacted. This could have a material adverse effect on our business, results of operations or financial condition.
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

Lam Research Corporation 2025 10-K 17

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

Lam Research Corporation 2025 10-K 18

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
We May Not Achieve the Expected Benefits of Our Restructuring Plans and Business Transformation Initiatives, and These Efforts Could Have a Material Adverse Effect on Our Business, Operations, Financial Condition, Results of Operations and Competitive Position
In January 2023, we announced that we were implementing a restructuring plan consisting of a workforce reduction, and that we anticipated undertaking, and may in the future undertake, additional business restructuring, realignment and transformation initiatives. While the restructuring plan was intended to better align our cost structure with the current economic environment and future business opportunities, and our anticipated transformation initiatives have the goal of strengthening our operations and achieving operational efficiencies, there can be no assurance that we will be successful in these plans and initiatives. Implementation of such plans and initiatives may be costly and disruptive to our business, we may not be able to complete them at the cost or within the time frame contemplated, and we may not be able to obtain the anticipated benefits within the projected timing or at all. Restructuring and transformation may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, may require a significant amount of management and other employees' time and focus, and may be distracting to employees and management, which may divert attention from operating and growing our business. Additionally, reductions in our workforce may cause a reduction in our production output capabilities which could impact our ability to manufacture or ship products to customers within a mutually beneficial timeline. If we fail to achieve some or all of the expected benefits, it could have a material adverse effect on our business, operations, financial condition, results of operations and competitive position. For more information about our restructuring plan, see Note 20 to our Consolidated Financial Statements in Part II, Item 8 of this 2025 Form 10-K.
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
Epidemics, Pandemics or Outbreaks of Diseases May Adversely Impact Our Business, Operations, and Financial Results
Epidemics, pandemics or outbreaks of diseases may arise at any time and may have significant business, operational, and financial impacts. For example, the COVID-19 pandemic has in the past and additional global heath crises may in the future result in efforts by national, state and local governments worldwide to control the applicable disease’s spread. Such governmental efforts may result in measures aimed at containing the applicable disease such as quarantines, travel bans, shutdowns, and shelter in place or “stay at home” orders, which collectively have the potential to significantly restrict the ability of businesses to operate. In addition, restrictions resulting from global health crises and related measures aimed at containing the applicable disease, incidents of confirmed or suspected infections within our workforce or those of our suppliers or other business partners, and efforts to act in the best interests of our employees, customers, and suppliers, in connection with a pandemic or disease outbreak, may affect our business and operations by, among other things, causing facility closures, production delays and capacity limitations; disrupting production by our supply chain; disrupting the transport of goods from our supply chain to us and from us to our customers; requiring modifications to our business processes; requiring the implementation of business continuity plans; requiring the development and qualification of alternative sources of supply; requiring the implementation of social distancing measures that impede manufacturing processes; disrupting business travel; disrupting our ability to staff our on-site manufacturing and research and development facilities; delaying capital expansion projects; and necessitating teleworking by portions of our workforce. These impacts may cause delays in product shipments and product development, increases in costs, and decreases in revenue, profitability and cash from operations, which may cause an adverse effect on our results of operations that may be material. Global health crises may also have significant macroeconomic impacts, including, but not limited to, significant disruption of global financial markets, increases in levels of unemployment, and economic uncertainty. This may lead to significant negative impacts on customer spending, demand for our products, the ability of our customers to pay, our financial condition and the financial condition of our suppliers, and our access to external sources of financing to fund our operations and capital expenditures.

Lam Research Corporation 2025 10-K 19

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

Lam Research Corporation 2025 10-K 20

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
Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 34%, 42%, and 26% of our total revenue for fiscal years 2025, 2024, and 2023, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. In recent years, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. Additionally, the U.S. government has enacted new rules aimed at restricting China’s ability to manufacture advanced semiconductors, which include restrictions on exports, reexports or transfers to, or shipping, transmitting, transferring, or facilitating such movement to, or performing services at, customer facilities in China engaged in certain technology end-uses, without appropriate authorizations obtained from U.S. authorities. The U.S. Department of Commerce has also enacted rules that have expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses; has added additional Chinese companies to its restricted entity list and unverified list under suspicion of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns; and has expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including, but not limited to, Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation, and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could weaken our competitive position and materially and adversely affect our results of operations.
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

Lam Research Corporation 2025 10-K 21

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

Lam Research Corporation 2025 10-K 22

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
•macroeconomic, industry and market conditions, including those caused by war, conflict in the Middle East or elsewhere, or bank failures; and geopolitical issues;
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

Lam Research Corporation 2025 10-K 23

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

Lam Research Corporation 2025 10-K 24

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
Our global information security program, led by our CISO, includes dedicated teams specialized in (i) identity access management, (ii) incident response, (iii) vulnerability governance, (iv) security operations and engineering (v) governance, risk, and compliance, and (vi) insider risk and intelligence. The members of the information security team are responsible for managing, maintaining, and monitoring the systems and processes that prevent, detect, mitigate and remediate cybersecurity incidents, and for informing our CISO of status of such systems and processes, as well as any significant incidents.
Our Board is responsible for overseeing our strategy and approach to addressing information security risks, including managing and assessing risks from cybersecurity threats, both directly and through the audit committee. The audit committee is responsible for reviewing and monitoring the Company’s cybersecurity and information security policies and its internal controls regarding cybersecurity and information security. In addition, the audit committee is responsible for regularly reporting to the Board on the substance of such reviews and, as necessary, recommending to the Board such actions as it deems appropriate. Our CISO reports on information security risks at least annually to the Board and quarterly to the audit committee or Board.
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

Lam Research Corporation 2025 10-K 25

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
Item 3.     Legal Proceedings
Please refer to the subsection entities “Legal Proceedings” within Note 17: Commitments and Contingencies to our Consolidated Financial Statements included in Part II, Item 8 of this 2025 Form 10-K.
Item 4.     Mine Safety Disclosures
Not applicable.

Lam Research Corporation 2025 10-K 26

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Information
Our Common Stock is traded on the Nasdaq Global Select MarketSM under the symbol “LRCX.” As of August 7, 2025, we had 325 stockholders of record. A substantially greater number of holders of our Common Stock are street name or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
On October 2, 2024, the Company effected a 10-for-one stock split of its common stock and a proportional increase in the number of authorized shares. Share and per share information throughout this Annual Report on Form 10-K have been retroactively adjusted to reflect the stock split.
Dividends
Our Board of Directors has declared quarterly dividends since April 2014. Our intent to continue to pay quarterly dividends is subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. During fiscal year 2025, our quarterly dividend declared was $0.23 per share.
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
Accelerated Share Repurchase Agreements
On April 30, 2025, we entered into accelerated share repurchase agreements (the "April 2025 ASRs") with two financial institutions to repurchase a total of $500 million of Common Stock. We took an initial delivery of approximately 5.2 million shares, which represented 75% of the prepayment amount divided by our closing stock price on April 30, 2025. The total number of shares received under the April 2025 ASRs will be based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the April 2025 ASRs will occur no later than September 8, 2025.
Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid per Share (1,2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2024							$10,824,660
Quarter ended September 29, 2024	11,952		$83.97		11,952		9,821,006
Quarter ended December 29, 2024	8,336		$78.03		8,336		9,170,561
Quarter ended March 30, 2025	4,448		$77.91		4,448		8,824,012
March 31, 2025 - April 27, 2025	4,289	(3)	$67.06		4,289	(3)	8,536,414
April 28, 2025 - May 25, 2025	8,891		$77.23		8,891		7,749,275
May 26, 2025 - June 29, 2025	2,583		$89.85		2,583		7,517,184
Total	40,499		$76.18	(4)	40,499		$7,517,184

(1)Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure above regarding our accelerated share repurchase activity during the fiscal year.
(2)Our net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under repurchase programs, as applicable, and is included in the cost of shares repurchased in the Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
(3)Includes shares received at initial settlement of accelerated share repurchase agreements; see additional disclosures above regarding our accelerated share repurchase activity during the fiscal year.
(4)Average price paid per share presented is for the quarter ended June 29, 2025.

Lam Research Corporation 2025 10-K 27

Cumulative Five-Year Return
The graph below compares Lam Research Corporation’s cumulative five-year total shareholder return on Common Stock with the cumulative total returns of the Philadelphia Semiconductor Sector Total Return Index, the Nasdaq Composite Total Return index, and the Standard & Poor’s (“S&P”) 500 (TR) index. The graph tracks the performance of a $100 investment in our Common Stock and in each of the indices (with the reinvestment of all dividends) for the five years ended June 29, 2025.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Lam Research Corporation, the Philadelphia Semiconductor Sector Total Return Index, the Nasdaq Composite Total Return Index, and the S&P 500 (TR) Index.

$400
$300
$200
$100
06/28/20
06/27/21
06/26/22
06/25/23
06/30/24
06/29/25
S&P 500 (TR) Index
Nasdaq Composite Total Return Index
Philadelphia Semiconductor Sector Total Return Index
Lam Research Corporation

*$100 invested on June 28, 2020 in stock or index, including reinvestment of dividends.
Copyright © 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.

	June 28, 2020	June 27, 2021	June 26, 2022	June 25, 2023	June 30, 2024	June 29, 2025
Lam Research Corporation	$100.00	$210.65	$152.10	$208.56	$368.38	$340.09
Philadelphia Semiconductor Sector Total Return Index	$100.00	$170.93	$145.19	$190.01	$299.72	$306.52
Nasdaq Composite Total Return Index	$100.00	$148.25	$120.67	$141.53	$187.46	$215.81
S&P 500 (TR) Index	$100.00	$144.51	$133.98	$151.52	$193.19	$221.32

Lam Research Corporation 2025 10-K 28

Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties, and changes in condition, significance, value, and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this 2025 Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this 2025 Form 10-K.)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a description of our results of operations and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this 2025 Form 10-K. MD&A consists of the following sections:
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
Executive Summary
Lam Research Corporation is a global supplier of innovative wafer fabrication equipment and services to the semiconductor industry. We have built a strong global presence with core competencies in areas like nanoscale manufacturing enablement, chemistry, plasma and fluidics, advanced systems engineering and a broad range of operational disciplines. Our products and services are designed to help our customers build smaller and better performing devices that are used in a variety of electronic products, including mobile phones, personal computers, cloud and enterprise servers, wearables, automotive vehicles, and data storage devices.
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
Semiconductor manufacturing, our customers’ business, involves the fabrication of multiple dies or integrated circuits on a wafer. This involves the repetition of a set of core processes and can require hundreds of individual steps. Fabricating these devices requires a sequence of highly sophisticated process technologies to integrate an increasing array of new materials with precise control at the atomic scale. Along with meeting technical requirements, wafer processing equipment must deliver high productivity and be cost-effective.
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
Wafer fabrication equipment spending levels were strong in the 2025 fiscal year driven by an increase in both the memory and non-memory market segments. In the short term, volatility in the semiconductor industry environment from trade restrictions, tariffs, as well as other direct and indirect risks and uncertainties, have had, and in the future may have, a negative impact on our revenue and operating margin. Over the longer term, we believe that secular demand for semiconductors, combined with technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will drive sustainable growth and lead to an increase in the served available market for our products and services in the deposition, etch, and clean businesses.

Lam Research Corporation 2025 10-K 29

On October 2, 2024, the Company effected a ten-for-one stock split of its common stock and a proportional increase in the number of authorized shares. All references made to share or per share amounts throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to reflect the stock split.
The following table summarizes certain key financial information for the periods indicated below:

	Year Ended			Change
	June 29, 2025	June 30, 2024	June 25, 2023	FY25 vs. FY24		FY24 vs. FY23

	(in thousands, except per share data, percentages and basis points)
Revenue	$18,435,591	$14,905,386	$17,428,516	$3,530,205	23.7%	$(2,523,130)	(14.5)%
Gross margin	$8,979,059	$7,052,791	$7,776,925	$1,926,268	27.3%	$(724,134)	(9.3)%
Gross margin as a percent of total revenue	48.7%	47.3%	44.6%	+ 140 bps		+ 270 bps
Total operating expenses	$3,078,091	$2,788,878	$2,602,065	$289,213	10.4%	$186,813	7.2%
Net income	$5,358,217	$3,827,772	$4,510,931	$1,530,445	40.0%	$(683,159)	(15.1)%
Net income per diluted share	$4.15	$2.90	$3.32	$1.25	43.1%	$(0.42)	(12.7)%
Fiscal year 2025 revenue increased 23.7% compared to fiscal year 2024, driven by strong customer demand for semiconductor equipment systems as well as customer support-related revenues from customer investments across memory and non-memory markets. Gross margin as a percentage of revenue increased in fiscal year 2025 compared to fiscal year 2024 largely due to improved factory efficiencies and favorable product mix, partially offset by increased transformational charges. The increase in operating expenses in fiscal year 2025 compared to fiscal year 2024 was driven by higher employee-related costs primarily as a result of increased headcount, increased spending on transformational activities, and higher outside service expense.
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
Our cash and cash equivalents and restricted cash balances totaled approximately $6.4 billion as of June 29, 2025, compared to $5.9 billion as of June 30, 2024. Cash flows provided from operating activities were $6.2 billion for fiscal year 2025 compared to $4.7 billion for fiscal year 2024. Cash flows provided from operating activities in fiscal year 2025 were primarily used for $3.4 billion in treasury stock purchases, including net share settlement of employee stock-based compensation; $1.1 billion in dividends paid to our stockholders; $759 million of capital expenditures; and $507 million of principal payment on debt instruments and debt issuance costs.
Results of Operations
Revenue

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
Revenue (in millions)	$18,436	$14,905	$17,429
China	34%	42%	26%
Korea	22%	19%	20%
Taiwan	19%	11%	20%
Japan	10%	10%	10%
United States	7%	7%	9%
Southeast Asia	5%	6%	8%
Europe	3%	5%	7%

Lam Research Corporation 2025 10-K 30

Revenue increased in fiscal year 2025 compared to fiscal year 2024 due to increased equipment spending by our customers across Memory and Foundry market segments as well as increased customer support-related revenue for upgrades, spares, and services. Revenue decreased in fiscal year 2024 compared to fiscal year 2023 mainly due to decreases in non-volatile memory spending, partially offset by increases in DRAM spending by our customers.
The deferred revenue balance increased to $2.7 billion as of June 29, 2025 compared to $1.6 billion as of June 30, 2024 primarily due to an increase in advance deposits from newer customers.
The following table presents our revenue disaggregated between system and customer support-related revenue:

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
	(in thousands)
Systems Revenue	$11,491,280	$8,921,643	$10,695,897
Customer support-related revenue and other	6,944,311	5,983,743	6,732,619
	$18,435,591	$14,905,386	$17,428,516

Please refer to Note 4: Revenue of our Consolidated Financial Statements in Part II, Item 8 of this 2025 Form 10-K for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The percentage of leading- and non-leading-edge equipment and upgrade revenue from each of the markets we serve was as follows:

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
Foundry	45%	40%	38%
Memory	42%	42%	42%
Logic/integrated device manufacturing	13%	18%	20%
Gross Margin

	Year Ended			Change
	June 29, 2025	June 30, 2024	June 25, 2023	FY25 vs. FY24		FY24 vs. FY23

	(in thousands, except percentages and basis points)
Gross margin	$8,979,059	$7,052,791	$7,776,925	$1,926,268	27.3%	$(724,134)	(9.3)%
Percent of revenue	48.7%	47.3%	44.6%	+ 140 bps		+ 270 bps
The increase in gross margin as a percentage of revenue for fiscal year 2025 compared to fiscal year 2024 was largely due to improved factory efficiencies and favorable product mix, partially offset by increased transformational charges.
The increase in gross margin as a percentage of revenue for fiscal year 2024 compared to fiscal year 2023 was due to a more favorable customer mix, reduced spending on material costs, and higher field resource utilization, partially offset by lower factory efficiencies.
Research and Development

	Year Ended			Change
	June 29, 2025	June 30, 2024	June 25, 2023	FY25 vs. FY24		FY24 vs. FY23

	(in thousands, except percentages and basis points)
Research & development	$2,096,387	$1,902,444	$1,727,162	$193,943	10.2%	$175,282	10.1%
Percent of revenue	11.4%	12.8%	9.9%	- 140 bps		+ 290 bps
We continued to make significant R&D investments focused on leading-edge deposition, etch, clean, and other semiconductor manufacturing processes. The increase in R&D expense during fiscal year 2025 compared to fiscal year 2024 was primarily driven by an increase of $118 million in employee-related costs mainly as a result of increased headcount and $35 million in higher outside service expense, inclusive of transformational and lab-related activities.

Lam Research Corporation 2025 10-K 31

The increase in R&D expense during fiscal year 2024 compared to fiscal year 2023 was primarily driven by an increase of $58 million in employee-related costs primarily as a result of increased headcount, $33 million in spending for supplies, $18 million in deferred compensation plan-related costs, and $13 million in spending for transformational activities.
Selling, General, and Administrative

	Year Ended			Change
	June 29, 2025	June 30, 2024	June 25, 2023	FY25 vs. FY24		FY24 vs. FY23

	(in thousands, except percentages and basis points)
Selling, general, and administrative ("SG&A")	$981,704	$868,247	$832,753	$113,457	13.1%	$35,494	4.3%
Percent of revenue	5.3%	5.8%	4.8%	- 50 bps		+ 100 bps
The increase in SG&A expense during fiscal year 2025 compared to fiscal year 2024 was primarily driven by an increase of $112 million in employee-related costs as a result of increased headcount.
The increase in SG&A expense during fiscal year 2024 compared to fiscal year 2023 was primarily driven by an increase of $30 million in transformational activity spend.
Restructuring Charges, Net

	Year Ended			Change
	June 29, 2025	June 30, 2024	June 25, 2023	FY25 vs. FY24		FY24 vs. FY23

	(in thousands, except percentages and basis points)
Restructuring charges, net	$—	$61,562	$120,316	$(61,562)	(100.0)%	$(58,754)	(48.8)%
Percent of revenue	—%	0.4%	0.7%	- 40 bps		- 30 bps
In fiscal year 2023, we initiated a restructuring plan, that continued into fiscal year 2024, designed to better align our cost structure with our outlook for the economic environment and business opportunities. Under the plan, we terminated approximately 1,760 employees, incurring expenses related to employee severance and separation costs. Employee severance and separation costs are primarily related to severance, non-cash severance, including equity award compensation expense, pension and other termination benefits. Additionally, we made a strategic decision to relocate certain manufacturing activities to pre-existing facilities. The restructuring plan was substantially complete as of June 30, 2024.
Restructuring charges decreased during fiscal year 2024 compared to fiscal year 2023 primarily due to lower employee severance and separation costs. Please refer to Note 20: Restructuring charges, Net of our Consolidated Financial Statements in Part II, Item 8 of this 2025 Form 10-K for additional information.
Other Income (Expense), Net
Other income (expense), net, consisted of the following:

	Year Ended			Change
	June 29, 2025	June 30, 2024	June 25, 2023	FY25 vs. FY24		FY24 vs. FY23

	(in thousands, except percentages)
Interest income	$231,331	$251,938	$138,984	$(20,607)	(8.2)%	$112,954	81.3%
Interest expense	(178,203)	(185,236)	(186,462)	$7,033	(3.8)%	$1,226	(0.7)%
Gains on deferred compensation plan related assets, net	39,121	58,767	20,186	$(19,646)	(33.4)%	$38,581	191.1%
Foreign exchange losses, net	(26,412)	(4,837)	(7,078)	$(21,575)	446.0%	$2,241	(31.7)%
Other, net	(8,676)	(24,323)	(31,280)	$15,647	(64.3)%	$6,957	(22.2)%
	$57,161	$96,309	$(65,650)	$(39,148)	(40.6)%	$161,959	(246.7)%

Interest income decreased in fiscal year 2025 compared to fiscal year 2024 primarily due to lower interest rates, partially offset by higher cash balances. Interest income increased in fiscal year 2024 compared to fiscal year 2023 primarily because of higher yields and higher cash balances.
Interest expense decreased in fiscal year 2025 compared to fiscal year 2024 primarily due to the maturity of $500 million of the Company’s senior notes in March 2025. Interest expense was flat in fiscal year 2024 compared to fiscal year 2023.

Lam Research Corporation 2025 10-K 32

The gains on deferred compensation plan related assets, net were driven by fluctuations in the fair market value of the underlying funds for all periods presented.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures for all periods presented.
The variation in other, net for the fiscal year 2025 compared to fiscal years 2024 and 2023 was primarily driven by fluctuations in the fair market value of equity investments.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Year Ended			Change
	June 29, 2025	June 30, 2024	June 25, 2023	FY25 vs. FY24		FY24 vs. FY23

	(in thousands, except percentages and basis points)
Income tax expense	$599,912	$532,450	$598,279	$67,462	12.7%	$(65,829)	(11.0)%
Effective tax rate	10.1%	12.2%	11.7%	- 210 bps		+ 50 bps
The decrease in the effective tax rate in fiscal year 2025 as compared to fiscal year 2024 was primarily due to the recognition of previously unrecognized tax benefits from lapses of statutes of limitation in fiscal year 2025 and the change in level and proportion of income in higher and lower tax jurisdictions.
The increase in the effective tax rate in fiscal year 2024 compared to fiscal year 2023 was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States. International pre-tax income is taxable in the United States at a lower effective tax rate than the federal statutory tax rate. Please refer to Note 7: Income Taxes of our Consolidated Financial Statements in Part II, Item 8 of this 2025 Form 10-K.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law by U.S. President Donald Trump. The impact on income taxes due to change in legislation is required, under Accounting Standards Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted, which is during our fiscal year 2026. In general, the OBBBA introduces changes to U.S. taxation, including changes in the taxation of non-U.S. income. We are currently assessing the potential implications of these changes to our fiscal year 2026 Consolidated Financial Statements.
Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Our gross deferred tax assets were $1,897 million and $1,516 million at the end of fiscal years 2025 and 2024, respectively. These gross deferred tax assets were offset by gross deferred tax liabilities of $197 million and $218 million and a valuation allowance primarily representing our entire California deferred tax asset balance due to the single sales factor apportionment resulting in lower taxable income in California of $424 million and $389 million at the end of fiscal years 2025 and 2024, respectively. The change in gross deferred tax assets, gross deferred tax liabilities, and valuation allowance between fiscal year 2025 and 2024 is primarily due to increases in gross deferred tax assets for outside basis differences of foreign subsidiaries.
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

Lam Research Corporation 2025 10-K 33

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
We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements regarding the critical accounting estimates indicated above. See Note 2: Summary of Significant Accounting Policies of our Consolidated Financial Statements in Part II, Item 8 of this 2025 Form 10-K for additional information regarding our accounting policies.
Revenue Recognition: We generally consider documentation of terms with an approved purchase order as a customer contract, provided that collection is considered probable, which is assessed based on the creditworthiness of the customer as determined by credit checks, payment histories, and/or other circumstances. The transaction price for our contracts with customers is allocated among the identified performance obligations and consists of both fixed and variable consideration provided it is probable that a significant reversal of revenue will not occur when the uncertainty related to variable consideration is resolved. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes estimates for discounts and credits for future usage which are based on contractual terms outlined in volume purchase agreements and other factors known at the time. We generally invoice customers at shipment and for professional services as provided. Revenue for systems and spares are recognized at a point in time, which is generally upon shipment or delivery. Revenue from services is recognized over time as services are completed or ratably over the contractual period of generally one year or less. Revenue is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.
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
Income Taxes: Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The assessment of valuation allowances against our deferred tax assets includes estimation and judgement with respect to future operating results and market conditions. We have an accounting policy election to record deferred taxes related to Global Intangible Low-Taxed Income (“GILTI”).
We recognize the benefit from a tax position only if it is more likely than not that the position will be sustained upon audit based solely on the technical merits of the tax position. We have a policy to include interest and penalties related to uncertain tax positions as a component of income tax expense.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 3: Recent Accounting Pronouncements of our Consolidated Financial Statements, included in Part II, Item 8 of this 2025 Form 10-K.
Liquidity and Capital Resources
Total gross cash, cash equivalents, and restricted cash balances were $6.4 billion at the end of fiscal year 2025 compared to $5.9 billion at the end of fiscal year 2024. This increase was primarily due to cash provided by operating activities, partially offset by Common Stock repurchases in connection with our stock repurchase program, dividends paid, capital expenditures, and principal payments on debt instruments.

Lam Research Corporation 2025 10-K 34

Cash Flows from Operating Activities
Net cash provided by operating activities of $6.2 billion during fiscal year 2025 consisted of (in thousands):

Net income	$5,358,217
Non-cash charges:
Depreciation and amortization	386,277
Deferred income taxes	(363,247)
Equity-based compensation expense	343,371
Changes in operating asset and liability accounts	441,801
Other	6,845
$6,173,264

Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: increases in deferred gross profit of $1.1 billion, accrued expenses and other liabilities of $328 million, and accounts payable of $212 million. These sources of cash are offset by the following uses of cash: increases in accounts receivable of $859 million, prepaid expenses and other current assets of $207 million, and inventory of $181 million.
Cash Flows from Investing Activities
Net cash used for investing activities during fiscal year 2025 was $708 million, primarily consisting of $759 million in capital expenditures.
Cash Flows from Financing Activities
Net cash used for financing activities during fiscal year 2025 was $4,937 million, primarily consisting of $3,422 million in Common Stock repurchases, including net share settlement on employee stock-based compensation; $1,150 million of dividends paid; and $507 million of principal payments on debt instrument and debt issuance costs, partially offset by $143 million of stock issuance and treasury stock reissuances associated with our employee stock-based compensation plans.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash and cash equivalents as of June 29, 2025, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, factors outside of our control, including uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, are currently, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
In March 2025, $500 million principal value of our 2025 Notes were settled upon maturity using available cash on hand.
In January 2025, we entered into a Third Amended and Restated Credit Agreement. The amendment increased the unsecured revolving credit facility commitment from $1.5 billion to $2.0 billion and extended the maturity of the facility from June 2026 to January 2030. The facility provides for an expansion option that will allow us, subject to certain requirements, to request an increase in the facility of up to an additional $750 million, for a potential total commitment of $2.75 billion. Please refer to Note 14, “Long-term Debt and Other Borrowings" to our Consolidated Financial Statements, included in Part II, Item 8 of this 2025 Form 10-K for additional information.
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

Lam Research Corporation 2025 10-K 35

Off-Balance Sheet Arrangements and Contractual Obligations
We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Certain obligations that are recorded on our balance sheet in accordance with GAAP include our long-term debt, operating leases and finance leases; refer to Notes 14 and 15 of our Consolidated Financial Statements in Part II, Item 8 of this 2025 Form 10-K for further discussion. Our off-balance sheet arrangements and our transition tax liability are presented as purchase obligations, refer to Note 17 of our Consolidated Financial Statements in Part II, Item 8 of this 2025 Form 10-K for further discussion. In addition, in the ordinary course of business, we issue purchase orders based on estimates of our production needs, many times well in advance of delivery dates. The commitments under these open purchase orders are not included in the off-balance sheet commitments disclosed in the Notes to the Consolidated Financial Statements, as we generally have the option to cancel the purchase orders at our convenience, reschedule, and/or adjust quantities based on our business needs. As of June 29, 2025, we expect to fulfill approximately $387 million within one year related to these arrangements.
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Long-Term Debt
As of June 29, 2025, we had $4.5 billion in principal amount of fixed-rate long-term debt outstanding, with a fair value of $3.9 billion. The fair value of our Notes is subject to interest rate risk and market risk. Generally, the fair value of Notes will increase as interest rates fall and decrease as interest rates rise. The interest and market value changes affect the fair value of our Notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value but present the fair value of the principal amount of our Notes for disclosure purposes.
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
To protect against adverse movements in value of anticipated non-U.S. dollar transactions or cash flows, we enter into foreign currency forward and option contracts that generally expire within 12 months and no later than 24 months. The option contracts include collars, an option strategy that is comprised of a combination of a purchased put option and a written call option with the same expiration dates and notional amounts but with different strike prices. These foreign currency hedge contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue and/or expense is recognized. We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain non-U.S.-dollar denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities also recorded in other income (expense), net, assuming the hedge contract fully covers the hedged items. The unrealized gain of our outstanding forward and option contracts that are designated as cash flow hedges, as of June 29, 2025, and the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus or minus 10 percent and plus or minus 15 percent are not significant.
The unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges, as of June 29, 2025, and the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus or minus 10 percent and plus or minus 15 percent are not significant. These changes in fair values would be offset in other income (expense), net, by corresponding changes in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contract fully covers the intercompany and trade receivable balances.

Lam Research Corporation 2025 10-K 36

Item 8.    Financial Statements and Supplementary Data
There were no retrospective changes to the Consolidated Statements of Operation for any quarters in the two most recent fiscal years that would require disclosure under Item 302 of Regulation S-K.

Lam Research Corporation 2025 10-K 37

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
Revenue	$18,435,591	$14,905,386	$17,428,516
Cost of goods sold	9,456,532	7,809,220	9,573,425
Restructuring charges, net - cost of goods sold	—	43,375	78,166
Total cost of goods sold	9,456,532	7,852,595	9,651,591
Gross margin	8,979,059	7,052,791	7,776,925
Research and development	2,096,387	1,902,444	1,727,162
Selling, general, and administrative	981,704	868,247	832,753
Restructuring charges, net - operating expenses	—	18,187	42,150
Total operating expenses	3,078,091	2,788,878	2,602,065
Operating income	5,900,968	4,263,913	5,174,860
Other income (expense), net	57,161	96,309	(65,650)
Income before income taxes	5,958,129	4,360,222	5,109,210
Income tax expense	(599,912)	(532,450)	(598,279)
Net income	$5,358,217	$3,827,772	$4,510,931
Net income per share:
Basic	$4.17	$2.91	$3.33
Diluted	$4.15	$2.90	$3.32
Number of shares used in per share calculations:
Basic	1,286,101	1,314,102	1,354,715
Diluted	1,290,142	1,319,949	1,358,336

See Notes to Consolidated Financial Statements

Lam Research Corporation 2025 10-K 38

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
Net income	$5,358,217	$3,827,772	$4,510,931
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	44,282	(29,080)	6,858
Cash flow hedges:
Net unrealized gains during the period	20,758	20,370	10,413
Net losses (gains) reclassified into net income	7,173	(27,370)	(9,411)
	27,931	(7,000)	1,002
Available-for-sale investments:
Net unrealized gains during the period	—	314	1,491
Net gains reclassified into net income	—	(10)	(158)
	—	304	1,333
Defined benefit plans, net change in unrealized component	(4,208)	6,054	83
Other comprehensive income (loss), net of tax	68,005	(29,722)	9,276
Comprehensive income	$5,426,222	$3,798,050	$4,520,207

See Notes to Consolidated Financial Statements

Lam Research Corporation 2025 10-K 39

LAM RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 29, 2025	June 30, 2024
ASSETS:
Cash and cash equivalents	$6,390,659	$5,847,856
Accounts receivable, less allowance of $6,496 as of June 29, 2025 and $5,277 as of June 30, 2024	3,378,071	2,519,250
Inventories	4,307,991	4,217,924
Prepaid expenses and other current assets	440,274	298,190
Total current assets	14,516,995	12,883,220
Property and equipment, net	2,428,744	2,154,518
Goodwill and intangible assets, net	1,808,685	1,765,073
Other assets	2,590,836	1,941,917
Total assets	$21,345,260	$18,744,728
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Trade accounts payable	$854,208	$613,966
Accrued expenses and other current liabilities	2,394,366	1,801,877
Deferred profit	2,565,540	1,417,781
Current portion of long-term debt and finance lease obligations	754,311	504,814
Total current liabilities	6,568,425	4,338,438
Long-term debt and finance lease obligations	3,730,194	4,478,520
Income taxes payable	603,412	813,304
Other long-term liabilities	581,610	575,012
Total liabilities	11,483,641	10,205,274
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized 4,000,000 shares as of June 29, 2025 and June 30, 2024; issued and outstanding 1,268,740 shares as of June 29, 2025, and 1,303,769 shares as of June 30, 2024	1,268	1,304
Additional paid-in capital	8,697,290	8,223,046
Treasury stock, at cost, 1,687,582 shares as of June 29, 2025, and 1,648,239 shares as of June 30, 2024	(27,763,430)	(24,365,783)
Accumulated other comprehensive loss	(62,423)	(130,428)
Retained earnings	28,988,914	24,811,315
Total stockholders’ equity	9,861,619	8,539,454
Total liabilities and stockholders’ equity	$21,345,260	$18,744,728

See Notes to Consolidated Financial Statements

Lam Research Corporation 2025 10-K 40

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,358,217	$3,827,772	$4,510,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	386,277	359,699	342,432
Deferred income taxes	(363,247)	(198,981)	(172,061)
Equity-based compensation expense	343,371	293,058	286,600
Other, net	6,845	10,243	52,298
Changes in operating asset and liability accounts:
Accounts receivable, net of allowance	(858,748)	303,443	1,452,256
Inventories	(180,733)	528,723	(961,968)
Prepaid expenses and other assets	(206,729)	(15,535)	136,016
Trade accounts payable	212,000	125,939	(522,200)
Deferred profit	1,147,759	(277,440)	163,467
Accrued expenses and other liabilities	328,252	(304,652)	(108,833)
Net cash provided by operating activities	6,173,264	4,652,269	5,178,938
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(759,186)	(396,670)	(501,568)
Business acquisitions, net of cash acquired	—	—	(119,955)
Proceeds from maturities of available-for-sale securities	—	34,336	91,295
Proceeds from sales of available-for-sale securities	—	3,430	6,837
Other, net	51,094	(11,710)	(11,171)
Net cash used for investing activities	(708,092)	(370,614)	(534,562)

Lam Research Corporation 2025 10-K 41

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and finance lease obligations and payments for debt issuance costs	$(507,488)	$(256,104)	$(23,206)
Treasury stock purchases	(3,422,321)	(2,842,807)	(2,017,012)
Dividends paid	(1,149,542)	(1,018,915)	(907,907)
Reissuances of treasury stock related to employee stock purchase plan	140,113	119,966	109,899
Proceeds from issuance of common stock	2,452	15,553	11,111
Other, net	143	(13,543)	(3,552)
Net cash used for financing activities	(4,936,643)	(3,995,850)	(2,830,667)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	28,324	(22,374)	128
Net change in cash, cash equivalents and restricted cash	556,853	263,431	1,813,837
Cash, cash equivalents and restricted cash at beginning of year (1)	5,850,803	5,587,372	3,773,535
Cash, cash equivalents and restricted cash at end of year (1)	$6,407,656	$5,850,803	$5,587,372
Schedule of non-cash transactions
Accrued payables for stock repurchases, including applicable excise tax	$38,525	$51,471	$45,486
Accrued payables for capital expenditures	80,799	60,826	31,899
Dividends payable	291,981	260,905	231,267
Transfers of finished goods inventory to property and equipment	90,873	71,267	76,856
Supplemental disclosures:
Cash payments for interest	$172,355	$173,094	$174,745
Cash payments for income taxes, net	972,513	991,821	809,748

Reconciliation of cash, cash equivalents, and restricted cash	June 29, 2025	June 30, 2024	June 25, 2023
Cash and cash equivalents	$6,390,659	$5,847,856	$5,337,056
Restricted cash and cash equivalents (1)	16,997	2,947	250,316
Total cash, cash equivalents, and restricted cash	$6,407,656	$5,850,803	$5,587,372

(1) Restricted cash is reported within Other assets in the Consolidated Balance Sheets

See Notes to Consolidated Financial Statements

Lam Research Corporation 2025 10-K 42

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per common share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 26, 2022	1,369,750	$1,370	$7,412,668	$(19,480,414)	$(109,982)	$18,454,724	$6,278,366
Issuance of common stock	6,149	6	11,105	—	—	—	11,111
Purchase of treasury stock	(46,091)	(46)	—	(2,062,406)	—	—	(2,062,452)
Reissuance of treasury stock	3,158	3	96,376	13,520	—	—	109,899
Equity-based compensation expense	—	—	286,600	—	—	—	286,600
Net income	—	—	—	—	—	4,510,931	4,510,931
Other comprehensive income	—	—	—	—	9,276	—	9,276
Cash dividends declared ($0.69 per common share)	—	—	—	—	—	(933,559)	(933,559)
Balance at June 25, 2023	1,332,966	1,333	7,806,749	(21,529,300)	(100,706)	22,032,096	8,210,172
Issuance of common stock	5,243	5	15,548	—	—	—	15,553
Purchase of treasury stock	(37,241)	(37)	—	(2,848,755)	—	—	(2,848,792)
Reissuance of treasury stock	2,801	3	107,691	12,272	—	—	119,966
Equity-based compensation expense	—	—	293,058	—	—	—	293,058
Net income	—	—	—	—	—	3,827,772	3,827,772
Other comprehensive loss	—	—	—	—	(29,722)	—	(29,722)
Cash dividends declared ($0.80 per common share)	—	—	—	—	—	(1,048,553)	(1,048,553)
Balance at June 30, 2024	1,303,769	1,304	8,223,046	(24,365,783)	(130,428)	24,811,315	8,539,454
Issuance of common stock	4,315	4	2,448	—	—	—	2,452
Purchase of treasury stock	(41,812)	(42)	—	(3,409,333)	—	—	(3,409,375)
Reissuance of treasury stock	2,468	2	128,425	11,686	—	—	140,113
Equity-based compensation expense	—	—	343,371	—	—	—	343,371
Net income	—	—	—	—	—	5,358,217	5,358,217
Other comprehensive income	—	—	—	—	68,005	—	68,005
Cash dividends declared ($0.92 per common share)	—	—	—	—	—	(1,180,618)	(1,180,618)
Balance at June 29, 2025	1,268,740	$1,268	$8,697,290	$(27,763,430)	$(62,423)	$28,988,914	$9,861,619

See Notes to Consolidated Financial Statements

Lam Research Corporation 2025 10-K 43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2025
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
The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns, such as electronics demand, memory pricing, and foundry utilization rates, may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors including, but not limited to, economic conditions; supply, demand, and prices for semiconductors; customer capacity requirements; and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2025, 2024, and 2023 may not necessarily be indicative of future operating results.
Common Stock Split: On October 2, 2024, the Company effected a ten-for-one stock split of its common stock and a proportionate increase in the number of authorized shares. All share and per share amounts throughout this Annual Report on Form 10-K have been retroactively adjusted to reflect the stock split. The par value per share remains unchanged at $0.001 per share after the stock split.
Reclassification: Certain amounts for the fiscal year 2024 Consolidated Balance Sheet and notes to the financial statements have been reclassified to conform to the fiscal year 2025 presentation.
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
Revenue Recognition: The Company generally considers documentation of terms with an approved purchase order as a customer contract, provided that collection is considered probable, which is assessed based on the creditworthiness of the customer as determined by credit checks, payment histories, and/or other circumstances. The transaction price for contracts with customers is allocated among the identified performance obligations and consists of both fixed and variable consideration provided it is probable that a significant reversal of revenue will not occur when the uncertainty related to variable consideration is resolved. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes estimates for discounts and credits for future usage which are based on contractual terms outlined in volume purchase agreements and other factors known at the time. The Company generally invoices customers at shipment and for professional services as provided. Customer invoices are generally due within 30 to 90 days after issuance. The Company’s contracts with customers typically do not include significant financing components as the period between the transfer of performance obligations and timing of payment are generally within one year. Revenue for systems and spares are recognized at a point in time, which is generally upon shipment or delivery. Revenue from services is recognized over time as services are completed or ratably over the contractual period of generally one year or less. Revenue is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.
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

Lam Research Corporation 2025 10-K 44

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
Equity-based Compensation — Employee Stock Plans: The Company recognizes the fair value of equity-based compensation expense. The Company determines the fair value of its service-based restricted stock units based upon the fair market value of the Company’s Common Stock at the date of grant, discounted for dividends, and estimates the fair value of its market-based performance restricted stock units using a Monte Carlo simulation model at the date of the grant. The Company estimates the fair value of its stock options using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility and the estimated life of each award. The Company amortizes the fair value of equity-based awards over the vesting periods of the award and has elected to use the straight-line method of amortization.
Income Taxes: Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Realization of its net deferred tax assets is dependent on future taxable income. The Company believes it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that the Company determines that it will not be able to realize all or part of its net deferred tax assets, an adjustment will be charged to earnings in the period such determination is made. Likewise, if the Company later determines that it is more likely than not that the deferred tax assets will be realized, then the previously provided valuation allowance will be reversed. The Company has an accounting policy election to record deferred taxes related to GILTI.
The Company recognizes the benefit from a tax position only if it is more likely than not that the position will be sustained upon audit based solely on the technical merits of the tax position. The Company has a policy to include interest and penalties related to uncertain tax positions as a component of income tax expense.
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
The Company reviews goodwill at least annually for impairment during the fourth quarter of each fiscal year and if certain events or indicators of impairment occur between annual impairment tests. When reviewing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In performing a qualitative assessment, it considers business conditions and other factors including, but not limited to (i) adverse industry or economic trends, (ii) restructuring actions and lower projections that may impact future operating results, (iii) sustained decline in share price, and (iv) overall financial performance and other events affecting the reporting units. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed by estimating the fair value of the reporting unit and comparing it to its carrying value, including goodwill allocated to that reporting unit. The Company did not record impairments of goodwill during the years ended June 29, 2025, June 30, 2024, or June 25, 2023.
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

Lam Research Corporation 2025 10-K 45

impairment of long-lived assets were not material. In addition, for fully amortized intangible assets, we derecognize the gross cost and accumulated amortization in the period we determine the intangible asset no longer enhances future cash flows.
Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar, and its fiscal year ends on the last Sunday of June each year. The Company’s fiscal years ending on June 29, 2025 and June 25, 2023 included 52 weeks, and the fiscal year ended June 30, 2024 included 53 weeks.
Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Cash Equivalents and Investments: Investments purchased with an original maturity of three months or less are considered cash equivalents. The Company also invests in certain mutual funds, which include equity and fixed-income securities, related to its obligations under its deferred compensation plan, and such investments are classified as trading securities on the Consolidated Balance Sheets. All of the Company’s other investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as Other income (expense), net in the Consolidated Statement of Operations. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and difference between the cost and fair value of available-for-sale securities is presented as a component of accumulated other comprehensive income (loss). The Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the Consolidated Statement of Operations. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the Consolidated Statement of Operations. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the Consolidated Statement of Operations during the years ended June 29, 2025, June 30, 2024 and June 25, 2023.
Allowance for Expected Credit Losses: The Company maintains an allowance for expected losses resulting from the inability of its customers to make required payments. The Company evaluates its allowance for expected credit losses based on a combination of factors. In circumstances where specific invoices are deemed uncollectible, the Company provides a specific allowance against the amount due to reduce the net recognized receivable to the amount it reasonably believes will be collected. The Company also provides allowances based on its write-off history. Bad debt expense was not material for fiscal years ended June 29, 2025, June 30, 2024, and June 25, 2023.
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

Lam Research Corporation 2025 10-K 46

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
Note 3: Recent Accounting Pronouncements
Recently Adopted or Effective
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard in fiscal year 2025 for the annual reporting period ending June 29, 2025, with retrospective disclosure of prior periods presented. The adoption of ASU 2023-07 did not have an impact on the Company’s Consolidated Financial Statements other than additional footnote disclosures. Refer to Note 19: Segment, Geographic Information, and Major Customers.
Updates Not Yet Effective
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard prospectively in fiscal year 2026 for the annual reporting period ending June 28, 2026. The Company does not expect the adoption of ASU 2023-09 to have an impact on its Consolidated Financial Statements other than additional footnote disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregation of certain expenses in the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01 which clarified the effective date for entities that do not have an annual reporting period that ends on December 31st. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is required to adopt this standard in fiscal year 2028 for the annual reporting period ending June 25, 2028 either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company will apply the guidance prospectively and is currently in the process of evaluating the impact of adoption on its Consolidated Financial Statements.

Lam Research Corporation 2025 10-K 47

Note 4: Revenue
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated between systems and customer-support related revenue:

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
	(in thousands)
Systems Revenue	$11,491,280	$8,921,643	$10,695,897
Customer support-related revenue and other	6,944,311	5,983,743	6,732,619
	$18,435,591	$14,905,386	$17,428,516

Systems revenue includes sales of new leading-edge equipment in deposition, etch, clean and other water fabrication markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant® product line.
The Company operates in one reportable business segment: manufacturing and servicing of wafer processing semiconductor manufacturing equipment. Refer to Note 19: Segment, Geographic Information, and Major Customers for additional information regarding the Company’s evaluation of reportable business segments and the disaggregation of revenue by the geographic regions in which the Company operates.
Additionally, the Company serves three primary markets: memory, foundry, and logic/integrated device manufacturing. The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
Foundry	45%	40%	38%
Memory	42%	42%	42%
Logic/integrated device manufacturing	13%	18%	20%
Deferred Revenue
Revenue of $988.8 million included in deferred profit at June 30, 2024 was recognized during fiscal year 2025, representing 64% of the $1,551.6 million of deferred revenue as of June 30, 2024.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of June 29, 2025 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(in thousands)
Deferred revenue	$2,150,284	$449,095	(1)	$81,680	(1)	$2,681,059

(1)    This amount is reported in Deferred profit on the Company's Consolidated Balance Sheets as the customers can demand the performance to be satisfied at any time.
Note 5: Equity-based Compensation Plan
The Company has stock plans that provide for grants of non-qualified equity-based awards of the Company’s Common Stock to eligible employees and non-employee directors, including stock options, service-based restricted stock units (“service-based RSUs”), and market-based performance restricted stock units (“market-based PRSUs”). An option is a right to purchase Common Stock at a set price. A restricted stock unit award is an agreement to issue a set number of shares of Common Stock at the time of vesting. The Company also has an employee stock purchase plan that allows eligible employees to purchase its Common Stock at a discount through payroll deductions.
The Lam Research Corporation 2015 Stock Incentive Plan (the “Plan”) was approved by the stockholders and provides for the grant of non-qualified equity-based awards to eligible employees, consultants, advisors, and non-employee directors of the Company and its subsidiaries. As of the date of stockholder approval, 192,320,680 authorized shares were available for issuance under the Plan; as of June 29, 2025, 62,666,508 shares remain available for future issuance to satisfy stock option exercises and vesting of awards.

Lam Research Corporation 2025 10-K 48

The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Consolidated Statements of Operations:

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
	(in thousands)
Equity-based compensation expense	$343,371	$293,058	$286,600
Income tax benefit recognized related to equity-based compensation	$22,242	$38,157	$25,794
Income tax benefit realized from the exercise and vesting of options and RSUs	$28,727	$75,441	$46,495

The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting terms on a straight-line basis.
Restricted Stock Units
During fiscal years 2025, 2024, and 2023, the Company issued both service-based RSUs and market-based PRSUs. Service-based RSUs typically vest annually over a period of 3 years or less. Market-based PRSUs generally vest three years from the grant date if certain performance criteria are achieved and require continued employment.
For the majority of market-based PRSUs granted in the 2025 fiscal year, the number of shares that can be earned over the performance period is based on the Company’s total shareholder return (“TSR”) relative to other companies in the Philadelphia Semiconductor Index (“XSOX”), and ranges from 0% to 150% of target. Total shareholder return is a measure of stock price appreciation in the performance period, adjusted for the reinvestment of dividends. Relative TSR performance is measured using the average closing prices of each XSOX company for the 50-trading days prior to the dates the performance period begins and ends. The target number of shares is earned based on the percentile ranking of the Company’s TSR among the TSRs for the companies making up the XSOX Index. If the Company’s TSR is negative over the performance period, the payout will be capped at 100%, regardless of the percentile ranking.
For market-based PRSUs granted in the 2024 and 2023 fiscal years, the number of shares that can be earned over the performance periods is based on the Company’s Common Stock price performance compared to the market price performance of the Philadelphia Semiconductor Total Return Index (“XSOX”), and ranges from 0% to 150% of target. The stock price performance or market price performance is measured using the average closing price for the 50-trading days prior to the dates the performance period begins and ends. The target number of shares represented by the market-based PRSUs is increased by 2% of target for each 1% that Common Stock price performance exceeds the market price performance of the designated benchmark index.
The following table summarizes the Company’s combined service-based RSUs and market-based PRSUs:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding, June 30, 2024	9,228	$65.59
Granted	4,218	76.25
Vested	(4,192)	59.63
Forfeited or canceled	(290)	66.00
Outstanding, June 29, 2025	8,964	$74.09

Of the 8,964 thousand shares outstanding at June 29, 2025, 7,212 thousand are service-based RSUs and 1,752 thousand are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant, discounted for dividends. The fair value of the Company’s market-based PRSUs granted during fiscal years 2025, 2024, and 2023 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $85.18, $102.77, and $46.62, respectively. The total fair value of service-based RSUs and market-based RSUs that vested during fiscal years 2025, 2024, and 2023 was $249.9 million, $242.8 million, and $224.4 million, respectively.
 As of June 29, 2025, the Company had $521.3 million of total unrecognized compensation expense which is expected to be recognized over a weighted-average remaining period of approximately 2.2 years.

Lam Research Corporation 2025 10-K 49

Stock Options
The Company granted stock options with a 7-year maximum contractual term to a limited group of executive officers during fiscal years 2025, 2024, and 2023. Stock options typically vest over a period of three years or less. The Company had 1,285 thousand options outstanding at June 29, 2025 with a weighted-average exercise price of $57.53 per share, of which 950 thousand were exercisable with a weighted-average exercise price of $49.90 per share. As of June 29, 2025, the Company had $8.8 million of total unrecognized compensation expense related to unvested stock options granted and outstanding which is expected to be recognized over a weighted-average remaining period of 1.6 years.
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
During fiscal year 2025, approximately 2,468 thousand shares of the Company’s Common Stock were sold to employees under the ESPP. At June 29, 2025, approximately 48.4 million shares were available for purchase, and the Company had $47.0 million of total unrecognized compensation cost, which is expected to be recognized over a remaining period of less than ten months.
Note 6: Other Income (Expense), Net
The significant components of Other income (expense), net, were as follows:

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
	(in thousands)
Interest income	$231,331	$251,938	$138,984
Interest expense	(178,203)	(185,236)	(186,462)
Gains on deferred compensation plan related assets, net	39,121	58,767	20,186
Foreign exchange losses, net	(26,412)	(4,837)	(7,078)
Other, net	(8,676)	(24,323)	(31,280)
	$57,161	$96,309	$(65,650)

Interest income in the year ended June 29, 2025 decreased compared to the year ended June 30, 2024 primarily due to lower interest rates, partially offset by higher cash balances. Interest income in the year ended June 30, 2024 increased compared to the year ended June 25, 2023, primarily as a result of higher yields and higher cash balances.
Interest expense decreased in fiscal year 2025 compared to fiscal year 2024 primarily due to the maturity of $500 million of the Company’s senior notes in March 2025. Interest expense was flat in fiscal year 2024 compared to fiscal year 2023.
The gains on deferred compensation plan related assets, net in fiscal years 2025, 2024 and 2023 were driven by fluctuations in the fair market value of the underlying funds.
The variations in other, net for the year ended June 29, 2025 compared to the years ended June 30, 2024 and June 25, 2023 were primarily driven by fluctuations in the fair market value of equity investments.
Note 7: Income Taxes
The components of income before income taxes were as follows:

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
	(in thousands)
United States	$219,435	$282,736	$151,759
Foreign	5,738,694	4,077,486	4,957,451
	$5,958,129	$4,360,222	$5,109,210

Lam Research Corporation 2025 10-K 50

Significant components of the provision (benefit) for income taxes attributable to income before income taxes were as follows:

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
	(in thousands)
Federal:
Current	$701,819	$566,106	$541,416
Deferred	(372,783)	(186,238)	(136,178)
	329,036	379,868	405,238
State:
Current	22,979	20,081	32,082
Deferred	12,448	(15,118)	(2,813)
	35,427	4,963	29,269
Foreign:
Current	238,363	143,595	196,842
Deferred	(2,914)	4,024	(33,070)
	235,449	147,619	163,772
Total provision for income taxes	$599,912	$532,450	$598,279

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Significant components of the Company’s net deferred tax assets and liabilities were as follows:

	June 29, 2025	June 30, 2024
	(in thousands)
Deferred tax assets:
Tax carryforwards	$431,533	$396,036
Allowances and reserves	216,788	189,429
Equity-based compensation	10,813	9,981
Inventory valuation differences	61,484	64,135
Outside basis differences of foreign subsidiaries	1,002,861	680,598
R&D capitalization	96,594	75,196
Operating lease liabilities	50,722	57,972
Intangible assets	4,831	4,908
Other	21,099	37,878
Gross deferred tax assets	1,896,725	1,516,133
Valuation allowance	(424,347)	(389,315)
Net deferred tax assets	1,472,378	1,126,818
Deferred tax liabilities:
Capital assets	(129,145)	(142,963)
Amortization of goodwill	(11,102)	(11,287)
Right-of-use assets	(50,722)	(57,337)
Other	(6,370)	(6,596)
Gross deferred tax liabilities	(197,339)	(218,183)
Net deferred tax assets	$1,275,039	$908,635

Lam Research Corporation 2025 10-K 51

Realization of the Company’s net deferred tax assets is based upon the weighting of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such deferred tax assets will be realized with the exception of $424.3 million primarily related to California deferred tax assets. At June 29, 2025, the Company continued to record a valuation allowance to offset the entire California deferred tax asset balance due to the single sales factor apportionment resulting in lower taxable income in California.
At June 29, 2025, the Company had state tax credit carryforwards of $642.2 million. Substantially all of these credits can be carried forward indefinitely.
A reconciliation of income tax expense provided at the federal statutory rate (21% in fiscal years 2025, 2024, and 2023) to actual income tax expense is as follows:

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
	(in thousands)
Income tax expense computed at federal statutory rate	$1,251,207	$915,647	$1,072,934
State income taxes, net of federal tax benefit	(13,581)	(37,965)	(23,252)
Foreign income taxed at different rates	(451,199)	(313,795)	(430,314)
Settlements and reductions in uncertain tax positions	(266,805)	(18,947)	(28,968)
Tax credits	(116,699)	(125,523)	(103,019)
State valuation allowance, net of federal tax benefit	42,759	44,916	49,073
Equity-based compensation	17,391	(11,296)	15,816
Increases in uncertain tax positions	138,029	62,333	34,661
Other permanent differences and miscellaneous items	(1,190)	17,080	11,348
	$599,912	$532,450	$598,279

Effective from fiscal year 2022, the Company has a 15-year tax incentive ruling in Malaysia for one of its foreign subsidiaries. The impact of the tax incentive decreased worldwide taxes by approximately $584.8 million, $416.3 million, and $576.0 million for fiscal years 2025, 2024, and 2023, respectively. The benefit of the tax incentive on diluted earnings per share was approximately $0.45, $0.32, and $0.42 in fiscal years 2025, 2024, and 2023, respectively.
Earnings of the Company’s foreign subsidiaries included in consolidated retained earnings that are indefinitely reinvested in foreign operations aggregated to approximately $1.3 billion at June 29, 2025. If these earnings were remitted to the United States, they would be subject to foreign withholding taxes of approximately $152.1 million at the current statutory rates. The potential tax expense associated with these foreign withholding taxes would be offset by $121.7 million of foreign tax credits that would be generated in the United States upon remittance. Other potential tax consequences, such as state income inclusions of these earnings, cannot be estimated.
On July 4, 2025, the OBBBA was signed into law by U.S. President Donald Trump. The impact on income taxes due to change in legislation is required, under ASC 740, Income Taxes, to be recognized in the period in which the law is enacted, which is during the Company’s fiscal year 2026. In general, the OBBBA introduces changes to U.S. taxation, including changes in the taxation of non-U.S. income. The Company is currently assessing the potential implications of these changes to its fiscal year 2026 Consolidated Financial Statements.
The Company’s gross uncertain tax positions were $720.3 million, $723.8 million, and $640.2 million as of June 29, 2025, June 30, 2024, and June 25, 2023, respectively. During fiscal year 2025, gross uncertain tax positions decreased by $3.5 million. The amount of uncertain tax positions that, if recognized, would impact the effective tax rate was $604.6 million, $622.6 million, and $550.1 million, as of June 29, 2025, June 30, 2024, and June 25, 2023, respectively.

Lam Research Corporation 2025 10-K 52

The aggregate changes in the balance of gross uncertain tax positions were as follows:

(in thousands)
Balance as of June 26, 2022	$617,373
Settlements and effective settlements with tax authorities	(50,238)
Lapse of statute of limitations	(22,103)
Increases in balances related to tax positions taken during prior periods	5,841
Decreases in balances related to tax positions taken during prior periods	(4,316)
Increases in balances related to tax positions taken during current period	93,615
Balance as of June 25, 2023	640,172
Settlements and effective settlements with tax authorities	(9,548)
Lapse of statute of limitations	(10,114)
Decreases in balances related to tax positions taken during prior periods	(12,326)
Increases in balances related to tax positions taken during current period	115,600
Balance as of June 30, 2024	723,784
Settlements and effective settlements with tax authorities	(7,668)
Lapse of statute of limitations	(211,696)
Increases in balances related to tax positions taken during prior periods	69,016
Decreases in balances related to tax positions taken during prior periods	(3,983)
Increases in balances related to tax positions taken during current period	150,868
Balance as of June 29, 2025	$720,321

The Company had accrued $86.3 million, $105.7 million, and $74.4 million cumulatively for gross interest and penalties as of June 29, 2025, June 30, 2024, and June 25, 2023, respectively.
The Company is subject to audits by state and foreign tax authorities. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.
The Company files U.S. federal, U.S. state, and foreign income tax returns. As of June 29, 2025, tax years 2005-2025 remain subject to examination in the jurisdictions where the Company operates.
The IRS is examining the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2019, June 28, 2020, and June 27, 2021. To date, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Company is in various stages of examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its uncertain tax positions as a result of tax examinations or lapses of statutes of limitation. The change in uncertain tax positions as a result of lapses of statutes of limitation may range up to $52.9 million, excluding interest and penalties.

Lam Research Corporation 2025 10-K 53

Note 8: Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, and restricted stock units.
The following table reconciles the inputs to the basic and diluted computations for net income per share.

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
	(in thousands, except per share data)
Numerator:
Net income	$5,358,217	$3,827,772	$4,510,931
Denominator:
Basic average shares outstanding	1,286,101	1,314,102	1,354,715
Effect of potential dilutive securities:
Employee stock plans	4,041	5,847	3,621
Diluted average shares outstanding	1,290,142	1,319,949	1,358,336
Net income per share - basic	$4.17	$2.91	$3.33
Net income per share - diluted	$4.15	$2.90	$3.32

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. These anti-dilutive securities, including options, service-based RSUs, and market-based PRSUs, were not material for fiscal years ended June 29, 2025, June 30, 2024, and June 25, 2023.
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
The Company engages with pricing vendors to provide fair values for a majority of its Level 1 investments. The vendors provide either a quoted market price or use observable inputs without applying significant adjustments in their pricing. Significant observable inputs include interest rates and yield curves observable at commonly quoted intervals, volatility and credit risks. The fair value of derivative contracts is determined using observable market inputs such as the foreign currency rates, forward rate curves, currency volatility and interest rates and considers nonperformance risk of the Company and its counterparties.
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

Lam Research Corporation 2025 10-K 54

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments.
The Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the Consolidated Statement of Operations. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the Consolidated Statement of Operations. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the Consolidated Statement of Operations during the twelve months ended June 29, 2025, June 30, 2024, and June 25, 2023.
Investments
Investments are recorded within Prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets. As of June 29, 2025 and June 30, 2024, the fair value, and associated unrealized loss positions, if any, of mutual funds and debt and equity investments were not material. Gross realized gains/(losses) from sales of investments were insignificant in fiscal years 2025, 2024, and 2023.
The financial instruments reported within Cash and cash equivalents in the Company’s Consolidated Balance Sheets as of June 29, 2025, and June 30, 2024 consisted of the following:

	June 29, 2025	June 30, 2024
	(in thousands)
Money market funds (fair value measured on a recurring basis, level 1)	$3,151,084	$2,543,462
Cash	1,662,236	1,568,315
Time deposits	1,577,339	1,736,079
Total	$6,390,659	$5,847,856

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
Cash Flow Hedges
As of June 29, 2025 and June 30, 2024, the fair value of outstanding cash flow hedges was not material. The effect of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations, including accumulated other comprehensive income, was not material as of and for the twelve months ended June 29, 2025 and June 30, 2024. As of June 29, 2025, the Company had an immaterial net gain or loss accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges and interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 12 months. The total notional value of cash flow hedge instruments outstanding as of June 29, 2025 included $447.4 million of buy contracts and $323.6 million of sell contracts.
Balance Sheet Hedges
As of June 29, 2025 and June 30, 2024, the fair value of outstanding balance sheet hedges was not material. The effect of the Company’s balance sheet hedge derivative instruments on the Company’s Consolidated Statements of Operations were not material as of and for the twelve months ended June 29, 2025. The total notional value of balance sheet hedge instruments outstanding as of June 29, 2025 included $281.1 million of buy contracts and $121.5 million of sell contracts.

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

Lam Research Corporation 2025 10-K 55

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
As of June 29, 2025, three customers accounted for approximately 19%, 15% and 12% of accounts receivable, respectively. As of June 30, 2024, three customers accounted for approximately 16%, 13%, and 13% of accounts receivable, respectively. No other customers accounted for 10% or more of accounts receivable. The Company’s balance and transactional activity for its allowance for doubtful accounts is not material as of and for the years ended June 29, 2025, June 30, 2024, and June 25, 2023. Refer to Note 19: Segment, Geographic Information, and Major Customers for additional information regarding customer concentrations.
Note 10: Inventories
Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. Inventories consist of the following:

	June 29, 2025	June 30, 2024
	(in thousands)
Raw materials	$2,662,248	$2,921,139
Work-in-process	282,885	284,078
Finished goods	1,362,858	1,012,707
	$4,307,991	$4,217,924

Note 11: Property and Equipment
Property and equipment, net, is presented in the table below.

	June 29, 2025	June 30, 2024
	(in thousands)
Manufacturing and engineering equipment	$2,219,207	$1,956,478
Buildings and improvements	1,914,570	1,605,802
Computer and computer-related equipment	182,439	178,941
Land	166,207	163,796
Office equipment, furniture and fixtures	92,740	85,629
	4,575,163	3,990,646
Less: accumulated depreciation and amortization	(2,169,641)	(1,860,664)
	$2,405,522	$2,129,982

The Company has excluded an immaterial value of finance right of use assets recorded within property and equipment, net from the table above. Depreciation expense during fiscal years 2025, 2024, and 2023 was $329.5 million, $299.0 million, and $282.8 million, respectively.

Lam Research Corporation 2025 10-K 56

Note 12: Goodwill and Intangible Assets
Goodwill
The balance of goodwill was $1.6 billion as of June 29, 2025 and June 30, 2024, respectively. As of June 29, 2025 and June 30, 2024, $78.9 million and $65.4 million, respectively, of the goodwill balance is tax deductible, and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law. No goodwill impairments were recognized in fiscal years 2025, 2024, or 2023.
Intangible Assets
The balance of intangible assets as of June 29, 2025 and June 30, 2024 were $182.2 million and $138.5 million, respectively. The effect of intangible assets on the Company’s Consolidated Statement of Operations, including amortization and impairment, if any, was not material for fiscal years 2025, 2024, and 2023.
Note 13: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 29, 2025	June 30, 2024
	(in thousands)
Accrued compensation	$618,370	$516,717
Warranty reserves	248,783	228,060
Income and other taxes payable	541,426	186,700
Dividend payable	291,981	260,905
Other	693,806	609,495
	$2,394,366	$1,801,877

Note 14: Long Term Debt and Other Borrowings
As of June 29, 2025, and June 30, 2024, the Company’s outstanding debt consisted of the following:

	June 29, 2025		June 30, 2024
	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
Fixed-rate 3.80% Senior Notes Due March 15, 2025 (“2025 Notes”)	$—	3.87%	$500,000	3.87%
Fixed-rate 3.75% Senior Notes Due March 15, 2026 ("2026 Notes")	750,000	3.86%	750,000	3.86%
Fixed-rate 4.00% Senior Notes Due March 15, 2029 ("2029 Notes")	1,000,000	4.09%	1,000,000	4.09%
Fixed-rate 1.90% Senior Note Due June 15, 2030 ("2030 Notes")	750,000	2.01%	750,000	2.01%
Fixed-rate 4.875% Senior Notes Due March 15, 2049 ("2049 Notes")	750,000	4.93%	750,000	4.93%
Fixed-rate 2.875% Senior Note Due June 15, 2050 ("2050 Notes")	750,000	2.93%	750,000	2.93%
Fixed-rate 3.125% Senior Note Due June 15, 2060 ("2060 Notes")	500,000	3.18%	500,000	3.18%
Total Senior Notes outstanding, at par	4,500,000		5,000,000
Unamortized discount	(26,428)		(28,148)
Unamortized bond issuance costs	(4,774)		(5,435)
Other financing arrangements	566		944
Total debt outstanding, at carrying value	$4,469,364		$4,967,361
Reported as:
Current portion of long-term debt	$749,670		$501,316
Long-term debt	$3,719,694		$4,466,045

Lam Research Corporation 2025 10-K 57

The Company’s contractual cash obligations relating to its outstanding debt as of June 29, 2025, were as follows:

Payments Due by Fiscal Year:	Principal	Interest
	(in thousands)
2026	$750,000	$147,922
2027	—	128,000
2028	—	128,000
2029	1,000,000	116,333
2030	750,000	87,406
Thereafter	2,000,000	1,582,474
Total	$4,500,000	$2,190,135

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
The Company may redeem the 2026, 2029, 2030, 2049, 2050, and 2060 Notes (collectively the “Senior Notes”) at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect to the Senior Notes and accrued and unpaid interest before January 15, 2026 for the 2026 Notes, before December 15, 2028 for the 2029 Notes, before March 15, 2030 for the 2030 Notes, before September 15, 2048 for the 2049 Notes, before December 15, 2049 for the 2050 Notes, and before December 15, 2059 for the 2060 Notes. The Company may redeem the Senior Notes at par, plus accrued and unpaid interest at any time on or after January 15, 2026 for the 2026 Notes, on or after December 15, 2028 for the 2029 Notes, on or after March 15, 2030 for the 2030 Notes, on or after September 15, 2048 for the 2049 Notes, on or after December 15, 2049 for the 2050 Notes, and on or after December 15, 2059 for the 2060 Notes. In addition, upon the occurrence of certain events, as described in the indenture, the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the respective note, plus accrued and unpaid interest.
Selected additional information regarding the Senior Notes outstanding as of June 29, 2025, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2026 Notes	0.7	$746,618
2029 Notes	3.7	$992,260
2030 Notes	5.0	$668,018
2049 Notes	23.7	$679,920
2050 Notes	25.0	$481,178
2060 Notes	35.0	$308,895
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

Lam Research Corporation 2025 10-K 58

along with an expansion option that will allow the Company, subject to certain requirements, to request an increase in the facility of up to an additional $750.0 million, for a potential total commitment of $2.75 billion. The facility matures on January 25, 2030.
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, plus a spread of 0.00% to 0.10%, or (2) an adjusted term Secured Overnight Financing Rate, plus a spread of 0.70% to 1.10%, in each case plus a facility fee, with such spread and facility fee determined in accordance with the Third Amended and Restated Credit Agreement, and with the spread and facility fee based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest are due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating as described above. As of June 29, 2025, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Commercial Paper Program
On November 13, 2017, the Company established a commercial paper program (the “CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. In July 2021, the Company amended the CP Program size to a maximum aggregate amount outstanding at any time of $1.50 billion. The net proceeds from the CP Program may be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. As of June 29, 2025, the Company had no outstanding borrowings under the CP Program.
Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, and the revolving credit facility during the fiscal years ended June 29, 2025, June 30, 2024, and June 25, 2023.

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
	(in thousands)
Contractual interest coupon	$169,586	$175,128	$175,128
Amortization of interest discount	2,987	3,274	2,862
Amortization of issuance costs	1,514	1,488	1,376
Effect of interest rate contracts, net	3,132	3,145	2,545
Total interest cost recognized	$177,219	$183,035	$181,911

Note 15: Leases
The Company leases certain office spaces, manufacturing and warehouse spaces, equipment, and vehicles. While the majority of the Company’s lease arrangements are operating leases, the Company has certain leases that qualify as finance leases.
Variable lease payments are expensed as incurred and are not included within the right of use asset and lease liability calculation. Variable lease payments primarily include costs associated with the Company’s third-party logistics arrangements that contain one or more embedded leases. Variable lease costs will fluctuate based on factory output and material receipt volumes. Variable lease costs for fiscal years 2025, 2024, and 2023 were $176.6 million, $176.6 million, and $227.7 million; respectively. Finance lease costs, including amortization of right of use assets and interest on lease liabilities; short-term rental expense for agreements less than one year in duration; and operating lease costs were immaterial for fiscal years 2025, 2024, and 2023, respectively.

Lam Research Corporation 2025 10-K 59

Supplemental cash flow information related to leases was as follows as of June 29, 2025, June 30, 2024, and June 25, 2023:

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$85,558	$97,447	$74,397
Financing cash flows paid for principal portion of finance leases	4,059	255,695	14,985

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$81,011	$146,169	$91,592
Finance leases	2,884	226,519	20,161
Supplemental balance sheet information related to leases was as follows as of June 29, 2025 and June 30, 2024:

	June 29, 2025	June 30, 2024
	(in thousands)
Operating leases
Other assets	$286,980	$308,336

Accrued expenses and other current liabilities	$78,707	$64,443
Other long-term liabilities	193,343	223,273
Total operating lease liabilities	$272,050	$287,716

As of June 29, 2025 and June 30, 2024 outstanding finance lease obligations were immaterial.

	June 29, 2025		June 30, 2024
	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
	(in years)		(in years)
Operating leases	4.9	3.75%	4.9	3.54%
As of June 29, 2025, the maturities of operating lease liabilities are as follows:

Operating Leases
(in thousands)
2026	$86,814
2027	66,407
2028	41,259
2029	36,836
2030	25,962
Thereafter	43,267
Total lease payments	$300,545
Less imputed interest	(28,495)
Total	$272,050

Selected Leases and Related Guarantees
The Company leases some of its administrative, research and development and manufacturing facilities, regional sales/service offices, and certain equipment under non-cancelable leases. Certain of the Company’s facility leases are for buildings located at its Tualatin, Oregon campus; and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation.

Lam Research Corporation 2025 10-K 60

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
Note 16: Deferred Compensation Plans
The Company has an unfunded, non-qualified deferred compensation plan whereby executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among various mutual funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. Participants are able to elect the payment of benefits on a specified date at least three years after the opening of a deferral sub-account or upon retirement. Distributions are made in the form of lump sum or annual installments over a period of up to 20 years as elected by the participant. If no alternate election has been made, a lump sum payment will be made upon termination of a participant’s employment with the Company. As of June 29, 2025, and June 30, 2024, the liability of the Company to the plan participants was $423.9 million and $385.5 million, respectively, which was recorded in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. As of June 29, 2025, and June 30, 2024, the Company had investments in the aggregate amount of $438.8 million and $393.5 million, respectively, which correlate to the deferred compensation obligations, which were recorded in Other assets on the Consolidated Balance Sheets.
Note 17: Commitments and Contingencies
The Company has certain obligations to make future payments under various contracts; some of these are recorded on its balance sheet and some are not. Obligations that are recorded on the Company’s balance sheet include the Company’s operating and finance lease obligations. Obligations that are not recorded on the Company’s balance sheet include contractual relationships for purchase obligations and certain guarantees. The Company’s commitments relating to off-balance sheet agreements are included in the tables below. These amounts exclude $635.4 million of liabilities related to uncertain tax positions (see Note 7: Income Taxes for further discussion) as of the end of the fiscal year because the Company is unable to reasonably estimate the ultimate amount or time of settlement.
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of June 29, 2025, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 29, 2025, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $218.8 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Purchase Obligations
Purchase obligations consist of non-cancelable significant contractual obligations either on an annual basis or over multi-year periods. The contractual cash obligations and commitments table presented below contains the Company’s minimum obligations at June 29, 2025, under these arrangements and others. For obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided.

Lam Research Corporation 2025 10-K 61

The Company’s commitments related to these agreements as of June 29, 2025, were as follows:

Payments Due by Fiscal Year:	Purchase Obligations
(in thousands)
2026	$721,069
2027	101,033
2028	95,589
2029	36,682
2030	22,826
Thereafter	59,028
Total	$1,036,227

Transition Tax Liability
On December 22, 2017, the “Tax Cuts & Jobs Act” was signed into law. Among other items, this U.S. tax reform assessed a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. As a result, the Company recognized a total transition tax of $868.4 million and elected to pay the one-time tax over a period of 8 years, commencing in the twelve months ended June 30, 2019. During fiscal year 2023, this one-time tax was adjusted, resulting in a total tax liability increase of approximately $50.0 million, which was spread over the same 8-year period. The remaining obligation related to this arrangement totals $229.6 million and is expected to be paid in fiscal year 2026. The Company may choose to apply existing tax credits, thereby reducing the actual cash payment.
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of June 29, 2025, warranty reserves totaling $16.7 million were reported in Other long-term liabilities, and the remainder were included in Accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Year Ended
	June 29, 2025	June 30, 2024
	(in thousands)
Balance at beginning of period	$250,404	$286,663
Warranties issued during the period	266,345	193,829
Settlements made during the period	(193,817)	(189,213)
Changes in liability for pre-existing warranties	(57,466)	(40,875)
Balance at end of period	$265,466	$250,404

Lam Research Corporation 2025 10-K 62

Government Assistance
In the fiscal years ended June 29, 2025 and June 30, 2024, the Company received government assistance from various domestic and international governments in the form of cash grants or refundable tax credits. The Grants typically specify conditions that must be met in order for the Grants to be earned, such as employment or employee retention targets; completion of employee training; or the construction or acquisition of property and equipment and are often time-bound. If conditions are not satisfied or if the duration period for the arrangement is not met, the Grants are often subject to reduction, repayment, or termination.
During the fiscal years ended June 29, 2025 and June 30, 2024, the Company’s cash Grants were insignificant. During the fiscal years ended June 29, 2025 and June 30, 2024, the Company recognized immaterial reductions to the cost basis of acquired property and equipment related to refundable tax credits earned. This reduction in the cost basis of acquired property and equipment is recorded with a corresponding reduction to taxes payable and classified under Accrued expense and other current liabilities, or Other long-term liabilities, as appropriate, in the Consolidated Balance Sheets.
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
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased		Total Cost of Repurchase (3)	Average Price Paid Per Share (1,3)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2024					$10,824,660
Quarter ended September 29, 2024	11,952		$1,003,654	$83.97	$9,821,006
Quarter ended December 29, 2024	8,336		$650,445	$78.03	$9,170,561
Quarter ended March 30, 2025	4,448		$346,549	$77.91	$8,824,012
Quarter ended June 29, 2025	15,763	(2)	$1,306,828	$76.18	$7,517,184
(1)    Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure below regarding the Company’s accelerated share repurchase activity during the fiscal year.
(2)    Includes shares received at initial settlement of accelerated share repurchase agreements; see additional disclosures below regarding the Company’s accelerated share repurchase activity during the fiscal year.
(3)    The Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under the repurchase program, as applicable, and is included in the cost of shares repurchased in the Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
Accelerated Share Repurchase Agreements
On April 30, 2025, the Company entered into accelerated share repurchase agreements (the "April 2025 ASRs") with two financial institutions to repurchase a total of $500 million of Common Stock. The Company took an initial delivery of approximately 5.2 million shares, which represented 75% of the prepayment amount divided by our closing stock price on April 30, 2025. The total number of shares received under the April 2025 ASRs will be based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the April 2025 ASRs will occur no later than September 8, 2025.
The Company recorded the April 2025 ASRs as equity transactions; as such, at the time of receipt, shares were included in treasury stock at fair market value as of the corresponding trade date. The Company reflects shares received as a repurchase of common stock in the weighted average common shares outstanding calculation for basic and diluted earnings per share.

Lam Research Corporation 2025 10-K 63

Note 19: Segment, Geographic Information, and Major Customers
The Company operates in one reportable business segment: manufacturing and servicing of wafer processing semiconductor manufacturing equipment. The Company’s material operating segments qualify for aggregation due to their customer base and similarities in economic characteristics, nature of products and services, and processes for procurement, manufacturing, and distribution. The Company's chief operating decision maker (“CODM”) is the Company's Chief Executive Officer.
The Company's CODM utilizes segment gross margin as the measure of profit or loss to evaluate operating segment profitability and to assess the allocation of resources. Segment gross margin excludes both routine and non-routine expenses that are not allocated to the reportable segment, including, but not limited to, amortization of intangible assets acquired in certain business combinations, the change in value of the Company's elective deferred compensation-related liability, restructuring charges, impairment of long-lived assets, and transformational charges.
Segment results are derived from the Company's internal management reporting system utilizing policies that are substantially the same as those used for external reporting purposes. The CODM utilizes segment revenue growth in conjunction with segment gross margin metrics in comparing forecast to actual results as well as in benchmarking to the Company's peer group.
The Company's centralized manufacturing and support organizations, including global operations and certain administrative functions, provide support to its operating segments. Costs incurred by these organizations, as well as depreciation and amortization and equity-based compensation expense are allocated to cost of goods sold as overhead. Consequently, depreciation and amortization and equity-based compensation expense are not independently identifiable components within the segment’s results, and, therefore are not provided.
With the exception of goodwill, the Company does not identify assets by operating segment. Consequently, the CODM does not regularly review or receive discrete asset information by operating segment.
The table below reconciles the Company's reportable segment to income before income taxes:

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
	(in thousands)
Revenue	$18,435,591	$14,905,386	$17,428,516

Installation and warranty expense	544,192	435,015	647,612
Other cost of goods sold (COGS) (1)	8,675,349	6,988,338	8,688,124
Segment COGS	9,219,541	7,423,353	9,335,736

Segment gross margin	9,216,050	7,482,033	8,092,780

Reconciliation to consolidated gross margin
Restructuring charges, net	—	43,375	78,166
All other COGS	236,991	385,867	237,689
Gross margin	8,979,059	7,052,791	7,776,925

Research and development	2,096,387	1,902,444	1,727,162
Selling, general, and administrative	981,704	868,247	832,753
Restructuring charges, net - operating expenses	—	18,187	42,150
Other income (expense), net	57,161	96,309	(65,650)
Income before income taxes	$5,958,129	$4,360,222	$5,109,210

(1)Other COGS is primarily comprised of the capitalized cost of inventory sold, including both direct and indirect costs, but excludes installation and warranty expense and those items not allocated to the segment.
The Company operates in seven geographic regions: United States, China, Europe, Japan, Korea, Southeast Asia, and Taiwan. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located, while long-lived assets; which includes property and equipment, net, and recognized right of use assets reported in Other assets in the Consolidated Balance Sheets as of June 29, 2025 and June 30, 2024; are attributed to the geographic locations in which the assets are located.

Lam Research Corporation 2025 10-K 64

Revenues and long-lived assets by geographic region were as follows:

	Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
Revenue:	(in thousands)
China	$6,205,062	$6,293,990	$4,462,663
Korea	4,127,766	2,874,015	3,551,742
Taiwan	3,445,220	1,671,815	3,477,862
Japan	1,880,882	1,460,429	1,758,364
United States	1,376,857	1,104,087	1,665,136
Southeast Asia	837,242	794,054	1,354,471
Europe	562,562	706,996	1,158,278
Total revenue	$18,435,591	$14,905,386	$17,428,516

	June 29, 2025	June 30, 2024	June 25, 2023
Long-lived assets:	(in thousands)
United States	$1,716,574	$1,582,103	$1,367,534
Southeast Asia	451,283	390,514	339,415
Korea	299,497	262,405	215,898
Europe	134,707	115,316	93,732
Taiwan	96,458	98,268	65,432
Japan	8,638	7,858	8,452
China	8,567	6,390	8,865
	$2,715,724	$2,462,854	$2,099,328

In fiscal year 2025, two customers accounted for approximately 17% and 15% of total revenues, respectively. In fiscal year 2024, one customer accounted for approximately 17% of total revenues. In fiscal year 2023, two customers accounted for approximately 22% and 16% of total revenues, respectively. No other customers accounted for 10% or more of total revenues.
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

Lam Research Corporation 2025 10-K 65

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
No restructuring costs were recorded during the fiscal year ended June 29, 2025. During the fiscal year ended June 30, 2024, net restructuring costs of $43.4 million and $18.2 million were recorded in Restructuring charges, net - cost of goods sold, and Restructuring charges, net - operating expenses, respectively in the Consolidated Statements of Operations.
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

Lam Research Corporation 2025 10-K 66

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lam Research Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lam Research Corporation (the Company) as of June 29, 2025 and June 30, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 29, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 29, 2025 and June 30, 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 29, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 11, 2025 expressed an unqualified opinion thereon.

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

Lam Research Corporation 2025 10-K 67

Inventory - Valuation
Description of the Matter
The Company’s inventories totaled $4.3 billion as of June 29, 2025, representing 20% of total assets. As explained in Note 2 to the consolidated financial statements, the Company assesses the valuation of all inventories including manufacturing raw materials, work-in-process, finished goods, and spare parts in each reporting period. Inventory in excess of management’s estimated usage requirement and obsolete inventory is written down to its estimated net realizable value if less than cost.

Auditing management’s estimates for certain excess and obsolete inventory involved subjective auditor judgment because management’s assessment of whether a write down is required and the measurement of any excess of cost over net realizable value is judgmental and considers a number of qualitative factors that are affected by market and economic conditions outside the Company’s control.

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
August 11, 2025

Lam Research Corporation 2025 10-K 68

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lam Research Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Lam Research Corporation’s internal control over financial reporting as of June 29, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lam Research Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 29, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 29, 2025 and June 30, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 29, 2025, and the related notes and our report dated August 11, 2025 expressed an unqualified opinion thereon.

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
August 11, 2025

Lam Research Corporation 2025 10-K 69

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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of June 29, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective, as of June 29, 2025, at the reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework used by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 29, 2025, at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Ernst & Young LLP, an independent registered public accounting firm, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in their attestation report, which is included in Part II, Item 8 of this 2025 Form 10-K.
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
Item 9B.        Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the Company’s fiscal quarter ended June 29, 2025, except for the following arrangements, none of the Company’s directors or officers adopted, modified, or terminated a trading arrangement for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Arrangement”) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K):
•On June 11, 2025, Vahid Vahedi, the Senior Vice President, Chief Technology and Sustainability Officer of the Company, adopted a Rule 10b5-1 Trading Arrangement. Dr. Vahedi’s Rule 10b5-1 Trading Arrangement provides for the potential sale of up to 52,190 shares of the Company’s common stock pursuant to the terms of the Rule 10b5-1 Trading Arrangement. Dr. Vahedi’s Rule 10b5-1 Trading Arrangement has a termination date of January 30, 2026.
The Rule 10b5-1 Trading Arrangement contains pricing conditions that preclude or limit the sale of shares below predetermined minimum prices. The Rule 10b5-1 Trading Arrangement will terminate on the earlier of: (a) its respective termination date indicated

Lam Research Corporation 2025 10-K 70

above; (b) execution of all trades or expiration of all the orders relating to such trades under the Rule 10b5-1 Trading Arrangement; or (c) such date as the Rule 10b5-1 Trading Arrangement is otherwise terminated according to its terms.
Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Lam Research Corporation 2025 10-K 71

PART III
We have omitted from this 2025 Form 10-K certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the SEC within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders expected to be held on or about November 4, 2025, (the “Proxy Statement”), and certain information included in the Proxy Statement is incorporated into this report by reference.
Item 10.        Directors, Executive Officers and Corporate Governance
For information regarding our executive officers, see Part I, Item 1 of this 2025 Form 10-K under the caption “Information about our Executive Officers,” which information is incorporated into Part III by reference.
The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Voting Proposals — Proposal No. 1: Election of Directors — 2025 Nominees for Director.”
The information concerning our audit committee and audit committee financial experts required by this Item is incorporated by reference to our Proxy Statement under the heading “Governance Matters — Corporate Governance — Board Committees.”
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

Lam Research Corporation 2025 10-K 72

PART IV
Item 15.    Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K.

Item 16.     Form 10-K Summary
None

Lam Research Corporation 2025 10-K 73

LAM RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 29, 2025
EXHIBIT INDEX

Exhibit	Description
3.1
Restated Certificate of Incorporation of the Registrant, (including Certificate and Designation, Preferences and Rights of Series A Junior Participating Preferred Stock), dated November 22, 2016 which is incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 30, 2017 (SEC File No. 000-12933).

3.2
Certificate of Amendment to Restated Certificate of Incorporation of the Registrant dated October 2, 2024 which is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2024 (SEC File No. 000-12933).

3.3
Bylaws of the Registrant, as amended and restated, dated May 20, 2025 which is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2025 (SEC File No. 000-12933).

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

4.6	Description of Common Stock
10.1*	Form of Indemnification Agreement which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1988 (SEC File No. 000-12933).
10.2*	Form of Indemnification Agreement which is incorporated by reference to Exhibit 10.148 to the Registrant’s Current Report on Form 8-K filed on November 13, 2008 (SEC File No. 000-12933).
10.3*	Form of Indemnification Agreement which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2012 (SEC File No. 000-12933).
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

10.18	Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended which is incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 filed on April 30, 2019 (SEC File No. 333-231138).

Lam Research Corporation 2025 10-K 74

Exhibit	Description
10.19*
2004 Executive Incentive Plan, as Amended and Restated which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2023 (SEC File No. 000-12933).

10.20	2015 Stock Incentive Plan which is incorporated by reference to Exhibit 4.24 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).
10.26*
Executive Severance Policy, as amended and restated which is incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on August 29, 2024 (SEC File No. 000-12933).

10.27*
Executive Change in Control Policy, as amended and restated which is incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on August 29, 2024 (SEC File No 000-12933).

10.28
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

10.38*
Non-employee Director Compensation Program, as amended which is incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on August 29, 2024 (SEC File No. 000-12933).

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

10.46*
Form of Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 25, 2025 (SEC File No. 000-12933).

Lam Research Corporation 2025 10-K 75

Exhibit	Description
10.47*
Form of Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on April 25, 2025 (SEC File No. 000-12933).

10.48*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on April 25, 2025 (SEC File No. 000-12933).

10.49*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on April 25, 2025 (SEC File No. 000-12933).

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
97.1
Policy for the Recovery of Erroneously Awarded Compensation which is incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on August 29, 2024 (SEC File No. 000-12933).

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

Lam Research Corporation 2025 10-K 76

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 11, 2025	LAM RESEARCH CORPORATION (Registrant)

By:		/s/ Timothy M. Archer
Timothy M. Archer
President and Chief Executive Officer

Lam Research Corporation 2025 10-K 77

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

Signatures	Title	Date
Principal Executive Officer

/s/ Timothy M. Archer	President, Chief Executive Officer and Director	August 11, 2025
Timothy M. Archer

Principal Financial Officer

/s/ Douglas R. Bettinger	Executive Vice President and Chief Financial Officer	August 11, 2025
Douglas R. Bettinger

Principal Accounting Officer

/s/ Christina C. Correia	Group Vice President and Chief Accounting Officer	August 11, 2025
Christina C. Correia

Other Directors
Signatures	Title	Date	Signatures	Title	Date

/s/ Abhijit Y. Talwalkar	Chairman	August 11, 2025	/s/ John M. Dineen	Director	August 11, 2025
Abhijit Y. Talwalkar			John M. Dineen

/s/ Sohail U. Ahmed	Director	August 11, 2025	/s/ Mark Fields	Director	August 11, 2025
Sohail U. Ahmed			Mark Fields

/s/ Eric K. Brandt	Director	August 11, 2025	/s/ Ho Kyu Kang	Director	August 11, 2025
Eric K. Brandt			Ho Kyu Kang

/s/ Ita M. Brennan	Director	August 11, 2025	/s/ Bethany J. Mayer	Director	August 11, 2025
Ita M. Brennan			Bethany J. Mayer

/s/ Michael R. Cannon	Director	August 11, 2025	/s/ Jyoti K. Mehra	Director	August 11, 2025
Michael R. Cannon			Jyoti K. Mehra

Lam Research Corporation 2025 10-K 78