Form 10-Q
period 2025-09-28
LAM RESEARCH CORP
filed 2025-10-24
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2025, the Registrant had 1,256,030 thousand shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 28, 2025	September 29, 2024
Revenue	$5,324,173	$4,167,976
Cost of goods sold	2,639,294	2,165,293
Gross margin	2,684,879	2,002,683
Research and development	576,446	495,358
Selling, general, and administrative	279,345	243,128
Total operating expenses	855,791	738,486
Operating income	1,829,088	1,264,197
Other income (expense), net	30,074	30,081
Income before income taxes	1,859,162	1,294,278
Income tax expense	(290,502)	(177,834)
Net income	$1,568,660	$1,116,444
Net income per share:
Basic	$1.24	$0.86
Diluted	$1.24	$0.86
Number of shares used in per share calculations:
Basic	1,264,446	1,299,236
Diluted	1,269,313	1,304,066

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2025 Q3 10-Q 3

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	September 28, 2025	September 29, 2024
Net income	$1,568,660	$1,116,444
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(12,726)	45,126
Cash flow hedges:
Net unrealized gains (losses) during the period	8,570	(2,436)
Net gains reclassified into net income	(7,095)	(104)
	1,475	(2,540)
Defined benefit plans, net change in unrealized component	83	39
Other comprehensive income (loss), net of tax	(11,168)	42,625
Comprehensive income	$1,557,492	$1,159,069

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q3 10-Q 4

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 28, 2025	June 29, 2025
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$6,693,046	$6,390,659
Accounts receivable, less allowance of $6,541 as of September 28, 2025, and $6,496 as of June 29, 2025	3,633,034	3,378,071
Inventories	4,095,054	4,307,991
Prepaid expenses and other current assets	385,580	440,274
Total current assets	14,806,714	14,516,995
Property and equipment, net	2,510,531	2,428,744
Goodwill and intangible assets, net	1,826,950	1,808,685
Other assets	2,756,016	2,590,836
Total assets	$21,900,211	$21,345,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$863,160	$854,208
Accrued expenses and other current liabilities	2,443,943	2,394,366
Deferred profit	2,646,444	2,565,540
Current portion of long-term debt and finance lease obligations	754,363	754,311
Total current liabilities	6,707,910	6,568,425
Long-term debt and finance lease obligations	3,729,580	3,730,194
Income taxes payable	646,044	603,412
Other long-term liabilities	623,925	581,610
Total liabilities	11,707,459	11,483,641
Commitments and contingencies (refer to Note 11)
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 4,000,000 shares as of September 28, 2025 and June 29, 2025; issued and outstanding, 1,259,176 shares as of September 28, 2025, and 1,268,740 shares as of June 29, 2025	1,258	1,268
Additional paid-in capital	8,794,531	8,697,290
Treasury stock, at cost; 1,697,324 shares as of September 28, 2025, and 1,687,582 shares as of June 29, 2025	(28,759,513)	(27,763,430)
Accumulated other comprehensive loss	(73,591)	(62,423)
Retained earnings	30,230,067	28,988,914
Total stockholders’ equity	10,192,752	9,861,619
Total liabilities and stockholders’ equity	$21,900,211	$21,345,260

(1)Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q3 10-Q 5

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 28, 2025	September 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,568,660	$1,116,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,644	94,295
Deferred income taxes	(62,875)	(108,722)
Equity-based compensation expense	97,241	80,011
Other, net	(1,890)	(457)
Changes in operating assets and liabilities	76,184	386,900
Net cash provided by operating activities	1,778,964	1,568,471
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(185,121)	(110,588)
Other, net	(927)	37
Net cash used for investing activities	(186,048)	(110,551)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt, including finance lease obligations and payments for debt issuance costs	(1,417)	(934)
Treasury stock purchases, including excise tax payments	(975,791)	(997,035)
Dividends paid	(291,981)	(260,985)
Proceeds from issuance of common stock, net issuance costs	—	(43)
Other, net	(12,449)	(324)
Net cash used for financing activities	(1,281,638)	(1,259,321)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7,059)	22,682
Net change in cash, cash equivalents, and restricted cash	304,219	221,281
Cash, cash equivalents, and restricted cash at beginning of period (1)	6,407,656	5,850,803
Cash, cash equivalents, and restricted cash at end of period (1)	$6,711,875	$6,072,084
Schedule of non-cash transactions:
Accrued payables for stock repurchases, including applicable excise tax	$58,827	$63,322
Accrued payables for capital expenditures	95,745	52,203
Dividends payable	327,507	297,634
Transfers of finished goods inventory to property and equipment	22,897	32,985

Reconciliation of cash, cash equivalents, and restricted cash	September 28, 2025	September 29, 2024
Cash and cash equivalents	$6,693,046	$6,067,471
Restricted cash and cash equivalents (1)	18,829	4,613
Total cash, cash equivalents, and restricted cash	$6,711,875	$6,072,084

(1)Restricted cash is reported within Other assets in the Condensed Consolidated Balance Sheets
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q3 10-Q 6

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	September 28, 2025
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 29, 2025	1,268,740	$1,268	$8,697,290	$(27,763,430)	$(62,423)	$28,988,914	$9,861,619
Issuance of common stock	178	—	—	—	—	—	—
Purchase of treasury stock	(9,742)	(10)	—	(996,083)	—	—	(996,093)
Equity-based compensation expense	—	—	97,241	—	—	—	97,241
Net income	—	—	—	—	—	1,568,660	1,568,660
Other comprehensive loss	—	—	—	—	(11,168)	—	(11,168)
Cash dividends declared ($0.26 per common share)	—	—	—	—	—	(327,507)	(327,507)
Balance at September 28, 2025	1,259,176	$1,258	$8,794,531	$(28,759,513)	$(73,591)	$30,230,067	$10,192,752

	Three Months Ended
	September 29, 2024
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 30, 2024	1,303,769	$1,304	$8,223,046	$(24,365,783)	$(130,428)	$24,811,315	$8,539,454
Issuance of common stock	200	—	(43)	—	—	—	(43)
Purchase of treasury stock	(12,011)	(12)	—	(1,008,874)	—	—	(1,008,886)
Equity-based compensation expense	—	—	80,011	—	—	—	80,011
Net income	—	—	—	—	—	1,116,444	1,116,444
Other comprehensive income	—	—	—	—	42,625	—	42,625
Cash dividends declared ($0.23 per common share)	—	—	—	—	—	(297,714)	(297,714)
Balance at September 29, 2024	1,291,958	$1,292	$8,303,014	$(25,374,657)	$(87,803)	$25,630,045	$8,471,891

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q3 10-Q 7

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2025
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 29, 2025, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended June 29, 2025 (the “2025 Form 10-K”).
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 28, 2026 and includes 52 weeks. The quarters ended September 28, 2025 (the “September 2025 quarter”) and September 29, 2024 included 13 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted or Effective
The Company has not adopted any new accounting standards during the three months ended September 28, 2025 that have a material impact on the Company’s Condensed Consolidated Financial Statements.
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
Lam Research Corporation 2025 Q3 10-Q 8

NOTE 3 — REVENUE
Disaggregation of Revenue
The Company operates in seven geographic regions: United States, China, Europe, Japan, Korea, Southeast Asia, and Taiwan. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. The Company serves three primary markets: memory, foundry, and logic/integrated device manufacturing.
The following table presents the Company’s revenues disaggregated between systems and customer support-related revenue:

	Three Months Ended
	September 28, 2025	September 29, 2024
	(In thousands)
Systems revenue	$3,547,565	$2,392,730
Customer support-related revenue and other	1,776,608	1,775,246
	$5,324,173	$4,167,976

Systems revenue includes sales of new leading-edge equipment in deposition, etch, clean and other wafer fabrication markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant® product line.
The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended
	September 28, 2025	September 29, 2024
Revenue:	(In thousands)
China	$2,282,573	$1,558,404
Taiwan	1,027,214	615,368
Korea	776,301	762,081
Japan	529,297	301,386
United States	304,716	488,381
Southeast Asia	302,254	244,789
Europe	101,818	197,567
	$5,324,173	$4,167,976

The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended
	September 28, 2025	September 29, 2024
Foundry	60%	41%
Memory	34%	35%
Logic/integrated device manufacturing	6%	24%
Deferred Revenue
Revenue of $996.6 million included in deferred profit at June 29, 2025 was recognized during the three months ended September 28, 2025, representing 37% of the $2,681.1 million of deferred revenue as of June 29, 2025.
Lam Research Corporation 2025 Q3 10-Q 9

The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of September 28, 2025 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(In thousands)
Deferred revenue	$2,187,323	$515,473	(1)	$66,407	(1)	$2,769,203

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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 28, 2025	September 29, 2024
	(in thousands)
Equity-based compensation expense	$97,241	$80,011
NOTE 5 — OTHER INCOME (EXPENSE), NET
The significant components of other income (expense), net, are as follows:

	Three Months Ended
	September 28, 2025	September 29, 2024
	(in thousands)
Interest income	$63,930	$68,449
Interest expense	(42,472)	(44,946)
Gains on deferred compensation plan-related assets, net	23,088	17,420
Foreign exchange losses, net	(5,534)	(9,686)
Other, net	(8,938)	(1,156)
	$30,074	$30,081

NOTE 6 — INCOME TAX EXPENSE
The Company’s provision for income taxes and effective tax rate are as follows:

	Three Months Ended
	September 28, 2025	September 29, 2024
	(in thousands, except percentages)
Income tax expense	$290,502	$177,834
Effective tax rate	15.6%	13.7%
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three months ended September 28, 2025, and September 29, 2024, was primarily due to income in lower tax jurisdictions.
Lam Research Corporation 2025 Q3 10-Q 10

The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2019, June 28, 2020, and June 27, 2021. To date, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting 2.0 (“BEPS 2.0”) Pillar Two Global Minimum Tax (“GMT”) is fully effective for the Company this fiscal year. The Company assessed its exposure to GMT under currently enacted legislation and determined that it expects to meet transitional safe harbor requirements in most jurisdictions, with limited jurisdictions subject to GMT. The Company assessed the impact and concluded that it was not material. The impact has been included within income tax expense for the three months ended September 28, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law by U.S. President Donald Trump. The impact on income taxes due to change in legislation is required, under Accounting Standards Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted, which is this fiscal year. In general, the OBBBA introduces changes to U.S. taxation, including changes in the taxation of non-U.S. income. The Company assessed the changes and concluded that they were not material. The impact has been included within income tax expense for the three months ended September 28, 2025.
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

	Three Months Ended
	September 28, 2025	September 29, 2024
	(in thousands, except per share data)
Numerator:
Net income	$1,568,660	$1,116,444
Denominator:
Basic average shares outstanding	1,264,446	1,299,236
Effect of potential dilutive securities:
Employee stock plans	4,867	4,830
Diluted average shares outstanding	1,269,313	1,304,066
Net income per share - basic	$1.24	$0.86
Net income per share - diluted	$1.24	$0.86

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. These anti-dilutive securities, including options and RSUs, were not material for the three months ended September 28, 2025 and September 29, 2024.
NOTE 8 — FINANCIAL INSTRUMENTS
The Company’s investment strategies and investment and fair value policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2025 Form 10-K. As of September 28, 2025 and June 29, 2025, the fair value of mutual funds and equity investments were not material. The Company had no debt security investments as of September 28, 2025 and June 29, 2025. The financial statement impacts to the Condensed Consolidated Statement of Operations from debt and equity investments were not material as of and for the three months ended September 28, 2025 and September 29, 2024.
Lam Research Corporation 2025 Q3 10-Q 11

The financial instruments reported within Cash and Cash Equivalents in the Company’s Condensed Consolidated Balance Sheets as of September 28, 2025, and June 29, 2025 consisted of the following:

	September 28, 2025	June 29, 2025
	(in thousands)
Money market funds (fair value measured on a recurring basis, level 1)	$2,577,964	$3,151,084
Cash	2,080,697	1,662,236
Time deposits	2,034,385	1,577,339
Total	$6,693,046	$6,390,659

Derivative Instruments and Hedging
The Company’s hedging strategies and policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2025 Form 10-K. As of September 28, 2025 and June 29, 2025, the fair value of outstanding cash flow and balance sheet hedges were not material. The financial statement impacts to the Condensed Consolidated Statement of Operations from derivative instruments and hedging activities were not material as of and for the three months ended September 28, 2025 and September 29, 2024.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk and the Company’s mitigation strategies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2025 Form 10-K.
NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. Inventories consist of the following:

	September 28, 2025	June 29, 2025
	(in thousands)
Raw materials	$2,582,346	$2,662,248
Work-in-process	315,926	282,885
Finished goods	1,196,782	1,362,858
	$4,095,054	$4,307,991

NOTE 10 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 28, 2025	June 29, 2025
	(in thousands)
Accrued compensation	$726,450	$618,370
Warranty reserves	243,681	248,783
Income and other taxes payable	460,962	541,426
Dividend payable	327,507	291,981
Other	685,343	693,806
	$2,443,943	$2,394,366

NOTE 11 — COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of September 28,
Lam Research Corporation 2025 Q3 10-Q 12

2025, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of September 28, 2025, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $230.1 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of September 28, 2025, warranty reserves totaling $14.2 million were reported in Other long-term liabilities, and the remainder were included in Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 28, 2025	September 29, 2024
	(in thousands)
Balance at beginning of period	$265,466	$250,404
Warranties issued during the period	65,584	62,730
Settlements made during the period	(64,525)	(44,968)
Changes in liability for pre-existing warranties	(8,659)	(17,791)
Balance at end of period	$257,866	$250,375

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
NOTE 12 — STOCK REPURCHASE PROGRAM
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
Lam Research Corporation 2025 Q3 10-Q 13

Repurchases under the repurchase program were as follows during the periods indicated.

Period	Total Number of Shares Repurchased		Total Cost of Repurchase (3)	Average Price Paid per Share (1,3)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 29, 2025					$7,517,184
Quarter ended September 28, 2025	9,686	(2)	$990,046	$105.67	$6,527,138

(1)    Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure below regarding the Company’s accelerated share repurchase activity during the fiscal year.
(2)    Includes shares received at final settlement of accelerated share repurchase agreements. See additional disclosure below regarding the Company’s accelerated share repurchase activity during the fiscal year.
(3)    The Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under the repurchase program, as applicable, and is included in the cost of shares repurchased in the Condensed Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
Accelerated Share Repurchase Agreements
On April 30, 2025, the Company entered into accelerated share repurchase agreements (the "April 2025 ASRs") with two financial institutions to repurchase a total of $500 million of Common Stock. The Company took an initial delivery of approximately 5.2 million shares, which represented 75% of the prepayment amount divided by our closing stock price on April 30, 2025. The total number of shares received under the April 2025 ASRs was based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the April 2025 ASRs occurred in September 2025, resulting in the receipt of approximately 317 thousand additional shares, which yielded a weighted-average share price of $93.98 for the transaction period, including the effects of a 1% excise tax under the Inflation Reduction Act.
The Company recorded the April 2025 ASRs as equity transactions; as such, at the time of receipt, shares were included in treasury stock at fair market value as of the corresponding trade date. The Company reflects shares received as a repurchase of common stock in the weighted average common shares outstanding calculation for basic and diluted earnings per share.
NOTE 13 — SEGMENT REPORTING
The Company operates in one reportable business segment: manufacturing and servicing of wafer processing semiconductor manufacturing equipment. The Company’s material operating segments qualify for aggregation due to their customer base and similarities in economic characteristics, nature of products and services, and processes for procurement, manufacturing, and distribution.
Segment information is prepared and managed on the same basis as described in Note 19, “Segment, Geographic Information, and Major Customers,” to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2025 Form 10-K.
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
With the exception of goodwill, the Company does not identify assets by operating segment. Consequently, the chief operating decision maker does not regularly review or receive discrete asset information by operating segment.
Lam Research Corporation 2025 Q3 10-Q 14

The table below reconciles the Company's reportable segment to income before income taxes:

	Three Months Ended
	September 28, 2025	September 29, 2024
	(In thousands)
Revenue	$5,324,173	$4,167,976

Installation and warranty expense	141,475	124,663
Other cost of goods sold (COGS) (1)	2,410,985	1,968,895
Segment COGS	2,552,460	2,093,558

Segment gross margin	2,771,713	2,074,418

Reconciliation to consolidated gross margin
All other COGS	86,834	71,735
Gross margin	2,684,879	2,002,683

Research and development	576,446	495,358
Selling, general, and administrative	279,345	243,128
Other income (expense), net	30,074	30,081
Income before income taxes	$1,859,162	$1,294,278

(1)Other COGS is primarily comprised of the capitalized cost of inventory sold, including both direct and indirect costs, but excludes installation and warranty expense and those items not allocated to the segment.
Lam Research Corporation 2025 Q3 10-Q 15

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends and opportunities in the global economic environment; trends and opportunities in the semiconductor industry, including in the end markets and applications for semiconductors, in device complexity, and in the complexity of device manufacturing; growth or decline in the industry and the market for, and spending on, wafer fabrication equipment; the anticipated levels of, and rates of change in, margins, market share, served available market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; restructuring activities; business process improvements and initiatives; volatility in our quarterly results; the makeup of our customer base; customer and end user requirements and our ability to satisfy those requirements; the performance and benefits of our products and services; customer spending and demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our products and services; our competition, and our ability to defend our market share and to gain new market share; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; our supply chain and the role of suppliers in our business, including the impacts of supply chain constraints and material costs; our leadership and competency, and our ability to facilitate innovation; our research and development programs; the opportunities in our industry for, and our ability to create sustainable differentiation; technology inflections in the industry and our ability to identify those inflections and to invest in research and development programs to meet them; our ability to deliver multi-product solutions; the resources invested to comply with evolving standards and the impact of such efforts; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including, but not limited to, the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); hedging transactions; debt or financing arrangements; our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our ability to scale our operations to respond to changes in our business; our goals and initiatives with respect to environmental, social and governance matters, including emissions, and human capital, the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; and the sufficiency of our financial resources or liquidity to support future business activities (including, but not limited to, operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 29, 2025 (our “2025 Form 10-K”), and our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three months ended September 28, 2025, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2025 Form 10-K.
Lam Research Corporation 2025 Q3 10-Q 16

EXECUTIVE SUMMARY
Lam Research Corporation is a global supplier of innovative wafer fabrication equipment and services to the semiconductor industry. We have built a strong global presence with core competencies in areas like nanoscale manufacturing enablement, chemistry, plasma and fluidics, advanced systems engineering, and a broad range of operational disciplines. Our products and services are designed to help our customers build smaller and better performing devices that are used in a variety of electronic products, including mobile phones, personal computers, cloud and enterprise servers, wearables, automotive vehicles, and data storage devices.
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
We believe we are in a strong position with our leadership and expertise in deposition, etch, and clean markets to facilitate some of the most significant innovations in semiconductor device manufacturing. Our Customer Support Business Group provides products and services to maximize installed equipment performance, predictability, and operational efficiency. Several factors create opportunities for sustainable differentiation for us: (i) our focus on research and development, with several ongoing programs relating to sustaining engineering, product and process development, and concept and feasibility; (ii) our ability to effectively leverage cycles of learning from our broad installed base; (iii) our collaborative focus with semi-ecosystem partners, including our close-to-customer focus; (iv) our ability to identify and invest in the breadth of our product portfolio to meet technology inflections; and (v) our focus on delivering our multi-product solutions with a goal to enhance the value of Lam’s solutions to our customers.
Wafer fabrication equipment spending levels are strong in the 2025 calendar year driven by an increase in both the memory and non-memory market segments. In the short term, volatility in the semiconductor industry environment from trade restrictions, tariffs, as well as other direct and indirect risks and uncertainties, have had, and in the future may have, a negative impact on our revenue and operating margin. Over the longer term, we believe that secular demand for semiconductors, combined with technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will drive sustainable growth and lead to an increase in the served available market for our products and services in the deposition, etch, and clean businesses.
Lam Research Corporation 2025 Q3 10-Q 17

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	September 28, 2025	June 29, 2025
	(in thousands, except per share data and percentages)
Revenue	$5,324,173	$5,171,393
Gross margin	$2,684,879	$2,589,709
Gross margin as a percent of total revenue	50.4%	50.1%
Total operating expenses	$855,791	$848,581
Net income	$1,568,660	$1,720,088
Diluted net income per share	$1.24	$1.35
In the September 2025 quarter, revenue increased 3% compared to the three months ended June 29, 2025 (the “June 2025 quarter”), driven by an increase in systems revenue as a result of sustained investments in the Foundry market segment as well as increases in customer support-related revenue. The deferred revenue balance was $2.77 billion at the end of the September 2025 quarter, an increase relative to the balance at the end of the June 2025 quarter of $2.68 billion.
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
The increase in gross margin as a percentage of revenue in the September 2025 quarter compared to the June 2025 quarter was primarily a result of favorable changes in customer mix, partially offset by reduced factory efficiencies, higher tariff-related spend, and increased material costs. The increase in operating expenses in the September 2025 quarter compared to the June 2025 quarter was driven by an increase in employee-related costs tied to higher headcount, partially offset by lower elective deferred compensation plan-related costs.
Our cash, cash equivalents, and restricted cash balances increased to $6.7 billion at the end of the September 2025 quarter compared to $6.4 billion at the end of the June 2025 quarter. This increase was primarily the result of $1,779.0 million of cash generated from operating activities, partially offset by $975.8 million of share repurchases, including net share settlement of employee stock-based compensation and excise tax; $292.0 million of dividends paid to stockholders; and $185.1 million of capital expenditures. Employee headcount as of September 28, 2025 was approximately 19,400.
Lam Research Corporation 2025 Q3 10-Q 18

RESULTS OF OPERATIONS

	Three Months Ended
	September 28, 2025	June 29, 2025	September 29, 2024
Revenue (in millions)	$5,324	$5,171	$4,168
China	43%	35%	37%
Taiwan	19%	19%	15%
Korea	15%	22%	18%
Japan	10%	14%	7%
United States	6%	6%	12%
Southeast Asia	5%	2%	6%
Europe	2%	2%	5%
The increase in revenue in the September 2025 quarter compared to the same period in 2024 was tied to increases in Foundry equipment spending by our customers as well as higher customer support-related revenue.
The following table presents our revenue disaggregated between systems and customer support-related revenue:

	Three Months Ended
	September 28, 2025	June 29, 2025	September 29, 2024
	(In thousands)
Systems revenue	$3,547,565	$3,437,625	$2,392,730
Customer support-related revenue and other	1,776,608	1,733,768	1,775,246
	$5,324,173	$5,171,393	$4,167,976

Please refer to Note 3, “Revenue,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The percentage of leading- and non-leading-edge equipment and upgrade revenue from each of the markets we serve was as follows:

	Three Months Ended
	September 28, 2025	June 29, 2025	September 29, 2024
Foundry	60%	52%	41%
Memory	34%	41%	35%
Logic/integrated device manufacturing	6%	7%	24%
The increase in the foundry market segment for the September 2025 quarter compared to the June 2025 quarter was driven by mature node investments. This increase was offset by a decrease in memory which was attributable to a decrease in non-volatile memory.
Gross Margin

	Three Months Ended
	September 28, 2025	June 29, 2025	September 29, 2024
	(in thousands, except percentages)
Gross margin	$2,684,879	$2,589,709	$2,002,683
Percent of revenue	50.4%	50.1%	48.0%
Gross margin as a percentage of revenue increased in the September 2025 quarter compared to the June 2025 quarter driven by favorable changes in customer mix, partially offset by reduced factory efficiencies, higher tariff-related spend, and increased material costs.
Lam Research Corporation 2025 Q3 10-Q 19

The increase in gross margin as a percentage of revenue in the September 2025 quarter compared to the same period in the prior year was primarily due to favorable changes in customer mix.
Research and Development

	Three Months Ended
	September 28, 2025	June 29, 2025	September 29, 2024
	(in thousands, except percentages)
Research & development (“R&D”)	$576,446	$580,178	$495,358
Percent of revenue	10.8%	11.2%	11.9%
We continued to make significant R&D investments in the September 2025 quarter focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. R&D expense in the September 2025 quarter was relatively flat compared to the June 2025 quarter.
R&D expense in the September 2025 quarter increased compared to the same period in the prior year, driven by higher employee-related costs as a result of increased headcount, and increased spending on supplies.
Selling, General, and Administrative

	Three Months Ended
	September 28, 2025	June 29, 2025	September 29, 2024
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$279,345	$268,403	$243,128
Percent of revenue	5.2%	5.2%	5.8%
SG&A expense during the September 2025 quarter increased compared to both the June 2025 and the September 2024 quarters as a result of higher employee-related costs due to increased headcount.
Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended
	September 28, 2025	June 29, 2025	September 29, 2024
	(in thousands)
Interest income	$63,930	$54,633	$68,449
Interest expense	(42,472)	(42,774)	(44,946)
Gains on deferred compensation plan-related assets, net	23,088	34,102	17,420
Foreign exchange losses, net	(5,534)	(6,907)	(9,686)
Other, net	(8,938)	(1,201)	(1,156)
	$30,074	$37,853	$30,081

Interest income increased in the September 2025 quarter as compared to the June 2025 quarter, primarily due to higher cash balances. Interest income decreased in the September 2025 quarter compared to the same period in the prior year, primarily due to lower interest rates, partially offset by higher cash balances.
Interest expense was flat in the September 2025 quarter as compared to the June 2025 quarter. Interest expense decreased in the September 2025 quarter compared to the same period in the prior year primarily due to the maturity of $500 million of the Company’s senior notes in March 2025.
The variations in deferred compensation plan-related assets, net were driven by fluctuations in the fair market value of the underlying funds for all periods presented.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures for all periods presented.
Lam Research Corporation 2025 Q3 10-Q 20

The variation in other, net in the September 2025 quarter as compared to the June 2025 quarter and to the same period in the prior year was driven by fluctuations in the fair market value of equity investments and charitable contributions.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended
	September 28, 2025	June 29, 2025	September 29, 2024
	(in thousands, except percentages)
Income tax expense	$290,502	$58,893	$177,834
Effective tax rate	15.6%	3.3%	13.7%

The increase in the effective tax rate for the September 2025 quarter compared to the June 2025 quarter was primarily due to the recognition of previously unrecognized tax benefits from lapses of statutes of limitation in the June 2025 quarter, the change in level and proportion of income in higher and lower tax jurisdictions, the revaluation of deferred taxes due to changes in the U.S. taxation of non-U.S. income under OBBBA, and GMT being fully effective starting in the September 2025 quarter.
The increase in the effective tax rate for the September 2025 quarter compared to the same period in the prior year was primarily due to the change in level and proportion of income in higher and lower tax jurisdictions, the revaluation of deferred taxes due to changes in the U.S. taxation of non-U.S. income under OBBBA, and GMT being fully effective starting in the September 2025 quarter.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States. International pre-tax income is taxable in the United States at a lower effective tax rate than the federal statutory tax rate. Please refer to Note 7, “Income Taxes”, to our Consolidated Financial Statements in Part II, Item 8 of our 2025 Form 10-K for additional information.
We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Any change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
BEPS 2.0 GMT is fully effective for us this fiscal year. We assessed our exposure to GMT under currently enacted legislation and determined that we expect to meet transitional safe harbor requirements in most jurisdictions, with limited jurisdictions subject to GMT.
On July 4, 2025, the OBBBA was signed into law by U.S. President Donald Trump. The impact on income taxes due to change in legislation is required, under ASC 740, Income Taxes, to be recognized in the period in which the law is enacted, which is this fiscal year. In general, the OBBBA introduces changes to U.S. taxation, including changes in the taxation of non-U.S. income.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates are unchanged from those disclosed in “Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2025 Form 10-K.
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, and restricted cash balances were $6.7 billion at September 28, 2025 compared to $6.4 billion as of June 29, 2025. The increase was primarily driven by cash generated from operating activities totaling $1,779.0 million, partially offset by $975.8 million of share repurchases, including net share settlement on employee stock-based compensation and excise tax; $292.0 million in dividends paid; and $185.1 million in capital expenditures.
Lam Research Corporation 2025 Q3 10-Q 21

Cash Flows from Operating Activities
Net cash provided by operating activities of $1.78 billion during the three months ended September 28, 2025 consisted of (in thousands):

Net income	$1,568,660
Non-cash charges:
Depreciation and amortization	101,644
Equity-based compensation expense	97,241
Deferred income taxes	(62,875)
Changes in operating asset and liability accounts	76,184
Other	(1,890)
$1,778,964

Changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: decreases in inventory of $189.8 million and prepaid expenses and other current assets of $30.2 million, and increases in deferred gross profit of $80.9 million, accrued expenses and other liabilities of $25.2 million and accounts payable of $5.1 million. These sources of cash were offset by the following uses of cash: increases in accounts receivable of $255.0 million.
Cash Flows from Investing Activities
Net cash used for investing activities during the three months ended September 28, 2025 was $186.0 million, primarily consisting of capital expenditures.
Cash Flows from Financing Activities
Net cash used for financing activities during the three months ended September 28, 2025 was $1.28 billion, primarily consisting of $975.8 million in treasury stock repurchases, including net share settlement on employee stock-based compensation and excise tax and $292.0 million in dividends paid.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash and cash equivalents as of September 28, 2025, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, factors outside of our control, including uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, are currently, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
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
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2025 Form 10-K. Our exposure related to market risk has not changed materially since June 29, 2025.
Lam Research Corporation 2025 Q3 10-Q 22

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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of September 28, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Lam Research Corporation 2025 Q3 10-Q 23

PART II.    OTHER INFORMATION
ITEM 1.    Legal Proceedings
Please refer to the subsection entitled “Legal Proceedings” within Note 11 “Commitments and Contingencies," to our Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
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
In order to develop new products and processes and enhance existing products and processes, we expect to continue to make significant investments in R&D, to investigate the acquisition of products and technologies, to invest in or acquire businesses or technologies, and to pursue joint development relationships with customers, suppliers, or other members of the industry. Our investments and acquisitions may not be as successful as we may expect, particularly in the event that we invest in or acquire product lines and technologies that are new to us. We may find that acquisitions are not available to us, for regulatory or other reasons, and that we must therefore limit ourselves to collaboration and joint venture development activities that do not have the same benefits as acquisitions. Pursuing development through collaboration and/or joint development activities rather than through an acquisition may pose substantial challenges for management, including those related to aligning business objectives; sharing confidential information, intellectual property and data; sharing value with third parties; and realizing synergies that might have been available in an acquisition but are not available through a joint development project. We must manage product transitions and joint development relationships successfully, as the introduction of new products could adversely affect our sales of existing products and certain jointly developed technologies may be subject to restrictions on our ability to share that technology, which could limit our market for products incorporating those technologies. Future technologies, processes, or product developments, including as a result of adoption of AI, may render our current product offerings obsolete, leaving us with non-competitive products, obsolete inventory, or both. Moreover, customers may adopt new technologies or processes to address the complex challenges associated with next-generation devices. This shift may result in a reduction in the size of our addressable markets or could increase the relative size of markets in which we either do not compete or have relatively low market share.
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
Lam Research Corporation 2025 Q3 10-Q 24

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
Lam Research Corporation 2025 Q3 10-Q 25

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
Lam Research Corporation 2025 Q3 10-Q 26

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
•legal, tax, accounting, or regulatory changes (including, but not limited to, changes in import/export regulations and tariffs, such as regulations imposed by the U.S. government restricting exports to China or regulations imposed by other countries restricting the export of certain materials or the re-export of products containing such materials, or potential additional tariffs on imports, and tariffs imposed by other countries) or changes in the interpretation or enforcement of existing requirements;
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
Lam Research Corporation 2025 Q3 10-Q 27

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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part I Item 2. Results of Operations of this quarterly report on Form 10-Q, accounted for approximately 94%, 93%, and 93% of total revenue in the three months ended September 28, 2025 and fiscal years 2025, and 2024, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
Lam Research Corporation 2025 Q3 10-Q 28

Tariffs, export controls, additional taxes, trade barriers, sanctions, the termination or modification of trade agreements, trade zones, and other duty mitigation initiatives, and any reciprocal retaliatory actions, can increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, disrupt our supply chain operations, or inhibit our ability to sell products or provide services, which has had and in the future could have a material adverse effect on our business, results of operations, or financial conditions. Certain of our international sales depend on our ability to obtain export licenses from the U.S. or foreign governments. Our inability to obtain such licenses, or an expansion of the number or kinds of sales for which export licenses are required, has limited and could in the future further limit the market for our products and has had and could in the future have an adverse impact on our revenues. As is discussed below under the heading “Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China,” the U.S. government has in recent years imposed new controls, including expanded export license requirements and restrictions on sales to certain Chinese entities that significantly impact trade with China. In addition, the U.S. government has an ongoing process of assessing technologies that may be subject to new or additional export controls, and it is possible that such additional controls, if and when imposed, could further adversely impact our ability to sell our products outside the U.S. The implementation by the U.S. government of broad export controls restricting access to our technology (such as recent controls limiting exports to China) may cause customers with international operations to reconsider their use of and reliance on our products, which could adversely impact our future revenue and profits and strengthen competitors who are not subject to such restrictions. Furthermore, there are risks that foreign governments may, among other things, take retaliatory actions; insist on the use of local suppliers; compel companies to partner with local companies to design and supply equipment on a local basis, requiring the transfer of intellectual property rights and/or local manufacturing; utilize their influence over their judicial systems to respond to intellectual property disputes or issues; and provide special incentives to government-backed local customers to buy from local competitors, even if their products are inferior to ours; all of which could adversely impact our ability to compete as well as our revenues and margins. For example, recently the Chinese government has implemented export controls applicable to certain products containing Chinese-origin rare earth elements, which, if implemented in their current or similar form, may require us to obtain export licenses for certain of our products that are manufactured outside of China, and may have an adverse impact on our business, revenues, and margins.
Our customers (and their customers and other downstream parties) may also be adversely affected by the tariffs, export controls and other trade issues described above. Additionally, certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. The supplies, equipment, raw materials and other inputs necessary for the businesses of our customers and other downstream parties could become more difficult to obtain for various reasons, not limited to business interruptions of suppliers, reduced availability of labor, transit disruptions, consolidation in their supply chain, export controls (including the Chinese export controls on rare earth elements described above), sanctions, trade restrictions, tariffs, geopolitical tensions, economic circumstances, conflict, or political conditions. If the ability of downstream parties to source the inputs needed to produce their products is impaired, then demand for our products may be adversely impacted. This could have a material adverse effect on our business, results of operations or financial condition.
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
Lam Research Corporation 2025 Q3 10-Q 29

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
•volatility in the availability and cost of parts, materials or services, including increased costs due to tariffs, foreign export controls, rising inflation or interest rates or other market conditions;
•difficulties or delays in obtaining required import or export approvals (including those that may be required under the Chinese export controls on rare earth elements described above);
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
Demand for electronic products and other factors have resulted in, and may in the future result in, a shortage of parts, materials and services needed to manufacture, deliver and install our products, as well as delays in and unpredictability of shipments due to transportation interruptions. Such shortages, delays and unpredictability have adversely impacted, and may in the future impact, our suppliers’ ability to meet our demand requirements. Difficulties in obtaining sufficient and timely supply of parts, materials or services, and delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may in the future adversely impact, our manufacturing operations and our ability to meet customer demand. In addition, difficulties in obtaining parts, materials or services necessary to deliver or install products or perform services have adversely impacted, and may in the future adversely impact, our ability to recognize revenue, our gross margins on the revenue we recognize, and our other operating results. Although we are endeavoring to pass along some of the impact of increased costs to our customers to counteract adverse impacts to our gross margins and other operating results, such measures could be unsuccessful, or could have the effect of reducing demand, which would adversely impact our revenue.
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
We May Not Achieve the Expected Benefits of Our Restructuring Plans and Business Transformation Initiatives, and These Efforts Could Have a Material Adverse Effect on Our Business, Operations, Financial Condition, Results of Operations and Competitive Position
We have in the past undertaken, and may in the future undertake, business restructuring, realignment and transformation plans or initiatives. While such plans or initiatives would generally have the goal of strengthening our operations and/or achieving operational efficiencies, there can be no assurance that we will be successful in these plans and initiatives. Implementation of such plans and initiatives may be costly and disruptive to our business, we may not be able to complete them at the cost or within the time frame contemplated, and we may not be able to obtain the anticipated benefits within the projected timing or at all. Restructuring and transformation may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, may require a significant amount of management and other employees' time and focus, and may be distracting to employees and management, which may divert attention from operating and growing our business. Additionally, reductions in our workforce may cause a reduction in our
Lam Research Corporation 2025 Q3 10-Q 30

production output capabilities which could impact our ability to manufacture or ship products to customers within a mutually beneficial timeline. If we fail to achieve some or all of the expected benefits, it could have a material adverse effect on our business, operations, financial condition, results of operations and competitive position.
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
Lam Research Corporation 2025 Q3 10-Q 31

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
Lam Research Corporation 2025 Q3 10-Q 32

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
Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 43%, 34%, and 42% of our total revenue for the three months ended September 28, 2025 and fiscal years 2025 and 2024, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. In recent years, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. Additionally, the U.S. government has enacted new rules aimed at restricting China’s ability to manufacture advanced semiconductors, which include restrictions on exports, reexports or transfers to, or shipping, transmitting, transferring, or facilitating such movement to, or performing services at, customer facilities in China engaged in certain technology end-uses, without appropriate authorizations obtained from U.S. authorities. The U.S. Department of Commerce has also enacted rules that have expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses; has added additional Chinese companies to its restricted entity list and unverified list under suspicion of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns; and has expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including, but not limited to, Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation, and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could weaken our competitive position and materially and adversely affect our results of operations.
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
Lam Research Corporation 2025 Q3 10-Q 33

and cover certain losses to our property, such insurance may not cover us for the full amount of any losses, or at all, and may be subject to substantial exclusions and deductibles.
We Are Exposed to Various Risks from Our Regulatory Environment
We are subject to various risks related to (1) new, different, inconsistent, or even conflicting laws, rules, and regulations that may be enacted by legislative or executive bodies and/or regulatory agencies in the countries that we operate; (2) disagreements or disputes related to international trade; and (3) the interpretation and application of laws, rules, and regulations. As a public company with global operations, we are subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to export controls, financial and other disclosures, corporate governance, privacy, anti-corruption, such as the Foreign Corrupt Practices Act and other local laws prohibiting corrupt payments to governmental officials, anti-boycott compliance, conflict minerals or other social responsibility legislation, immigration or travel regulations, antitrust regulations, and laws or regulations relating to carbon emissions such as the recent reporting requirements imposed by the State of California that will require corporations to provide climate-related disclosures, as well as other laws or regulations imposed in response to climate change concerns, among others. Each of these laws, rules, and regulations imposes costs on our business, including financial costs and potential diversion of our management’s attention associated with compliance. There have been, and may continue to be, instances of our compliance policies and procedures not being effective to ensure full compliance with all of the laws, rules and regulations to which we are subject, which non-compliance has presented and may present risks to our business, including potential fines, restrictions on our actions, and reputational damage.
To maintain high standards of corporate governance and public disclosure, we intend to continue to invest appropriate resources to comply with evolving standards. Changes in or ambiguous interpretations of laws, regulations, and standards, and the speed with which new regulations may be enacted and come into effect, may create uncertainty regarding compliance matters or instances where we may not be in compliance. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, reduced operating income, and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If we are found by a court or regulatory agency not to be in compliance with the laws and regulations, our business, financial condition, and/or results of operations could be adversely affected.
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
Recommendations made by the BEPS 2.0 project have the potential to lead to changes in the tax laws in numerous countries, including the implementation of a GMT. Several countries around the world have enacted or proposed changes to their existing tax laws based on these recommendations. In addition, the United States and the other six countries which make up the G7 nations announced the intent to implement a side-by-side system related to the GMT, which would exempt U.S.-parented multinationals from the GMT. As each country in which we operate evaluates their alignment with the recommendations and enacts GMT rules, the ultimate impact of any such changes on our effective tax rate remains uncertain. The impact of the currently enacted legislation which is applicable to us has been reflected in our fiscal period results. When fully enacted, such changes could have a significant impact on our effective tax rate. We will continue to monitor the progress of the BEPS 2.0 implementation.
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
Lam Research Corporation 2025 Q3 10-Q 34

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
Lam Research Corporation 2025 Q3 10-Q 35

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

Lam Research Corporation 2025 Q3 10-Q 36

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
Accelerated Share Repurchase Agreements
On April 30, 2025, we entered into accelerated share repurchase agreements (the "April 2025 ASRs") with two financial institutions to repurchase a total of $500 million of Common Stock. We took an initial delivery of approximately 5.2 million shares, which represented 75% of the prepayment amount divided by our closing stock price on April 30, 2025. The total number of shares received under the April 2025 ASRs was based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the April 2025 ASRs occurred in September 2025, resulting in the receipt of approximately 317 thousand additional shares, which yielded a weighted-average share price of $93.98 for the transaction period, including the effects of a 1% excise tax under the Inflation Reduction Act.
Share repurchases, including those under the repurchase program, are reflected in the table below.

Period	Total Number of Shares Repurchased		Average Price Paid per Share (1, 2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 29, 2025							$7,517,184
June 30, 2025 - July 27, 2025	1,815		$100.14		1,815		7,335,410
July 28, 2025 - August 24, 2025	3,701		$100.97		3,701		6,961,761
August 25, 2025 - September 28, 2025	4,170	(3)	$112.69		4,170	(3)	6,527,138
Quarter ended September 28, 2025	9,686		$105.67	(4)	9,686		6,527,138

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
(4)    Average price paid per share presented is for the quarter ended September 28, 2025.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the Company’s fiscal quarter ended September 28, 2025, except for the following arrangement, none of the Company’s directors or officers adopted, modified, or terminated a trading arrangement for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Arrangement”) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

On August 19, 2025, Timothy M. Archer, the President and Chief Executive Officer of the Company, adopted a Rule 10b5-1 Trading Arrangement. Mr. Archer’s Rule 10b5-1 Trading Arrangement provides for: (i) the potential sale of up to 50,000 shares of the Company’s common stock; and (ii) the potential exercise of 113,300 stock options expiring March 1, 2026, and the associated sale of up to 113,300 shares of the Company’s common stock resulting from such exercise. Mr. Archer’s Rule 10b5-1 Trading Arrangement has a termination date of May 29, 2026.

Lam Research Corporation 2025 Q3 10-Q 37

The Rule 10b5-1 Trading Arrangement contains pricing conditions that preclude or limit the sale of shares below predetermined minimum prices. The Rule 10b5-1 Trading Arrangement will terminate on the earlier of: (a) its termination date indicated above; (b) execution of all trades or expiration of all the orders relating to such trades under the Rule 10b5-1 Trading Arrangement; or (c) such date as the Rule 10b5-1 Trading Arrangement is otherwise terminated according to its terms.
ITEM 6.    Exhibits

Exhibit Number	Description

10.1*	Lam Research Corporation Elective Deferred Compensation Plan II, as amended and restated.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________________________

*Indicates management contract or compensatory plan or arrangement.

Lam Research Corporation 2025 Q3 10-Q 38

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 24, 2025	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Lam Research Corporation 2025 Q3 10-Q 39