Form 10-Q
period 2025-12-28
LAM RESEARCH CORP
filed 2026-01-29
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 27, 2026, the Registrant had 1,248,771 thousand shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Revenue	$5,344,791	$4,376,047	$10,668,964	$8,544,023
Cost of goods sold	2,693,629	2,303,066	5,332,923	4,468,359
Gross margin	2,651,162	2,072,981	5,336,041	4,075,664
Research and development	573,305	494,947	1,149,751	990,305
Selling, general, and administrative	267,654	244,150	546,999	487,278
Total operating expenses	840,959	739,097	1,696,750	1,477,583
Operating income	1,810,203	1,333,884	3,639,291	2,598,081
Other income (expense), net	26,410	14,262	56,484	44,343
Income before income taxes	1,836,613	1,348,146	3,695,775	2,642,424
Income tax expense	(242,619)	(157,128)	(533,121)	(334,962)
Net income	$1,593,994	$1,191,018	$3,162,654	$2,307,462
Net income per share:
Basic	$1.27	$0.93	$2.51	$1.78
Diluted	$1.26	$0.92	$2.50	$1.78
Number of shares used in per share calculations:
Basic	1,254,856	1,287,109	1,259,651	1,293,173
Diluted	1,261,739	1,291,469	1,265,526	1,297,767

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2025 Q3 10-Q 3

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Net income	$1,593,994	$1,191,018	$3,162,654	$2,307,462
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(21,439)	(48,613)	(34,165)	(3,487)
Cash flow hedges:
Net unrealized gains during the period	12,184	4,552	20,754	2,116
Net gains reclassified into net income	(15,931)	(2,260)	(23,026)	(2,364)
	(3,747)	2,292	(2,272)	(248)
Defined benefit plans, net change in unrealized component	76	39	159	78
Other comprehensive income (loss), net of tax	(25,110)	(46,282)	(36,278)	(3,657)
Comprehensive income	$1,568,884	$1,144,736	$3,126,376	$2,303,805

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q3 10-Q 4

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 28, 2025	June 29, 2025
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$6,180,440	$6,390,659
Accounts receivable, less allowance of $7,717 as of December 28, 2025, and $6,496 as of June 29, 2025	3,491,987	3,378,071
Inventories	4,037,682	4,307,991
Prepaid expenses and other current assets	307,914	440,274
Total current assets	14,018,023	14,516,995
Property and equipment, net	2,710,989	2,428,744
Goodwill and intangible assets, net	1,864,037	1,808,685
Other assets	2,798,122	2,590,836
Total assets	$21,391,171	$21,345,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$1,026,937	$854,208
Accrued expenses and other current liabilities	2,267,488	2,394,366
Deferred profit	2,164,722	2,565,540
Current portion of long-term debt and finance lease obligations	754,006	754,311
Total current liabilities	6,213,153	6,568,425
Long-term debt and finance lease obligations	3,729,742	3,730,194
Income taxes payable	667,639	603,412
Other long-term liabilities	635,211	581,610
Total liabilities	11,245,745	11,483,641
Commitments and contingencies (refer to Note 12)
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 4,000,000 shares as of December 28, 2025 and June 29, 2025; issued and outstanding, 1,251,180 shares as of December 28, 2025, and 1,268,740 shares as of June 29, 2025	1,251	1,268
Additional paid-in capital	8,948,439	8,697,290
Treasury stock, at cost; 1,705,662 shares as of December 28, 2025, and 1,687,582 shares as of June 29, 2025	(30,203,796)	(27,763,430)
Accumulated other comprehensive loss	(98,701)	(62,423)
Retained earnings	31,498,233	28,988,914
Total stockholders’ equity	10,145,426	9,861,619
Total liabilities and stockholders’ equity	$21,391,171	$21,345,260

(1)Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q3 10-Q 5

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 28, 2025	December 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,162,654	$2,307,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,569	190,495
Deferred income taxes	(93,832)	(191,576)
Equity-based compensation expense	185,780	161,970
Other, net	(21,851)	(9,049)
Changes in operating assets and liabilities	(179,311)	(148,889)
Net cash provided by operating activities	3,259,009	2,310,413
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(446,000)	(298,937)
Other, net	2,169	13,011
Net cash used for investing activities	(443,831)	(285,926)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt, including finance lease obligations and payments for debt issuance costs	(2,879)	(1,966)
Treasury stock purchases, including excise tax payments	(2,441,946)	(1,694,723)
Dividends paid	(619,488)	(558,619)
Reissuance of treasury stock related to employee stock purchase plan	67,185	60,557
Proceeds from issuance of common stock, net issuance costs	3,854	(237)
Other, net	(13,566)	437
Net cash used for financing activities	(3,006,840)	(2,194,551)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(20,396)	(3,340)
Net change in cash, cash equivalents, and restricted cash	(212,058)	(173,404)
Cash, cash equivalents, and restricted cash at beginning of period (1)	6,407,656	5,850,803
Cash, cash equivalents, and restricted cash at end of period (1)	$6,195,598	$5,677,399
Schedule of non-cash transactions:
Accrued payables for stock repurchases, including applicable excise tax	$42,632	$20,515
Accrued payables for capital expenditures	142,595	82,155
Dividends payable	325,828	296,042
Transfers of finished goods inventory to property and equipment	58,283	58,801

Reconciliation of cash, cash equivalents, and restricted cash	December 28, 2025	December 29, 2024
Cash and cash equivalents	$6,180,440	$5,665,379
Restricted cash and cash equivalents (1)	15,158	12,020
Total cash, cash equivalents, and restricted cash	$6,195,598	$5,677,399

(1)Restricted cash is reported within Other assets in the Condensed Consolidated Balance Sheets
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2025 Q3 10-Q 6

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	December 28, 2025
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 28, 2025	1,259,176	$1,258	$8,794,531	$(28,759,513)	$(73,591)	$30,230,067	$10,192,752
Issuance of common stock	342	1	3,853	—	—	—	3,854
Purchase of treasury stock	(9,440)	(9)	—	(1,449,951)	—	—	(1,449,960)
Reissuance of treasury stock	1,102	1	61,516	5,668	—	—	67,185
Equity-based compensation expense	—	—	88,539	—	—	—	88,539
Net income	—	—	—	—	—	1,593,994	1,593,994
Other comprehensive loss	—	—	—	—	(25,110)	—	(25,110)
Cash dividends declared ($0.26 per common share)	—	—	—	—	—	(325,828)	(325,828)
Balance at December 28, 2025	1,251,180	$1,251	$8,948,439	$(30,203,796)	$(98,701)	$31,498,233	$10,145,426

	Six Months Ended
	December 28, 2025
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 29, 2025	1,268,740	$1,268	$8,697,290	$(27,763,430)	$(62,423)	$28,988,914	$9,861,619
Issuance of common stock	520	1	3,853	—	—	—	3,854
Purchase of treasury stock	(19,182)	(19)	—	(2,446,034)	—	—	(2,446,053)
Reissuance of treasury stock	1,102	1	61,516	5,668	—	—	67,185
Equity-based compensation expense	—	—	185,780	—	—	—	185,780
Net income	—	—	—	—	—	3,162,654	3,162,654
Other comprehensive loss	—	—	—	—	(36,278)	—	(36,278)
Cash dividends declared ($0.52 per common share)	—	—	—	—	—	(653,335)	(653,335)
Balance at December 28, 2025	1,251,180	$1,251	$8,948,439	$(30,203,796)	$(98,701)	$31,498,233	$10,145,426

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
December 28, 2025
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 28, 2026 and includes 52 weeks. The quarters ended December 28, 2025 (the “December 2025 quarter”) and December 29, 2024 included 13 weeks. The six months ended December 28, 2025 and December 29, 2024 each included 26 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted or Effective
The Company has not adopted any new accounting standards during the three and six months ended December 28, 2025 that have a material impact on the Company’s Condensed Consolidated Financial Statements.
NOTE 3 — REVENUE
Disaggregation of Revenue
The Company operates in seven geographic regions: United States, China, Europe, Japan, Korea, Southeast Asia, and Taiwan. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. The Company serves three primary markets: memory, foundry, and logic/integrated device manufacturing.
The following table presents the Company’s revenues disaggregated between systems and customer support-related revenue:

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
	(In thousands)
Systems revenue	$3,357,493	$2,625,649	$6,905,058	$5,018,379
Customer support-related revenue and other	1,987,298	1,750,398	3,763,906	3,525,644
	$5,344,791	$4,376,047	$10,668,964	$8,544,023

Systems revenue includes sales of new leading-edge equipment in deposition, etch, clean and other wafer fabrication markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant® product line.
Lam Research Corporation 2025 Q3 10-Q 9

The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Revenue:	(In thousands)
China	$1,858,547	$1,342,798	$4,141,120	$2,901,202
Taiwan	1,069,093	737,674	2,096,307	1,353,042
Korea	1,060,486	1,090,264	1,836,787	1,852,345
Japan	548,311	363,276	1,077,608	664,662
Southeast Asia	413,905	287,318	716,159	532,107
United States	254,619	413,281	559,335	901,662
Europe	139,830	141,436	241,648	339,003
	$5,344,791	$4,376,047	$10,668,964	$8,544,023

The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Foundry	59%	35%	60%	38%
Memory	34%	50%	34%	43%
Logic/integrated device manufacturing	7%	15%	6%	19%
Deferred Revenue
Revenue of $498.1 million and $1,494.7 million included in deferred profit at June 29, 2025 was recognized during the three and six months ended December 28, 2025, representing 19% and 56% of the $2,681.1 million of deferred revenue as of June 29, 2025.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of December 28, 2025 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(In thousands)
Deferred revenue	$1,546,892	$597,979	(1)	$105,130	(1)	$2,250,001

(1)This amount is reported in Deferred profit on the Company's Condensed Consolidated Balance Sheets as the customers can demand the performance to be satisfied at any time.
NOTE 4 — EQUITY-BASED COMPENSATION PLANS
The Lam Research Corporation 2015 Stock Incentive Plan, as amended, and the Lam Research Corporation 2025 Stock Incentive Plan provide for the grant of non-qualified equity-based awards of the Company’s Common Stock to eligible employees and non-employee directors, including stock options, restricted stock units (“RSUs”), and market-based performance RSUs (“market-based PRSUs”). An option is a right to purchase Common Stock at a set price. An RSU award is an agreement to issue a set number of shares of Common Stock at the time of vesting. The Company’s market-based PRSUs contain both a market condition and a service condition. The Company’s option, RSU, and market-based PRSU awards typically vest over a period of three years. The Company also has an employee stock purchase plan that allows eligible employees to purchase its Common Stock at a discount through payroll deductions.
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
	(in thousands)
Equity-based compensation expense	$88,539	$81,959	$185,780	$161,970
Lam Research Corporation 2025 Q3 10-Q 10

NOTE 5 — OTHER INCOME (EXPENSE), NET
The significant components of other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
	(in thousands)
Interest income	$53,155	$57,611	$117,085	$126,060
Interest expense	(40,876)	(45,299)	(83,348)	(90,245)
Gains on deferred compensation plan-related assets, net	16,628	4,502	39,716	21,922
Foreign exchange losses, net	(8,034)	(5,117)	(13,568)	(14,803)
Other, net	5,537	2,565	(3,401)	1,409
	$26,410	$14,262	$56,484	$44,343

NOTE 6 — INCOME TAX EXPENSE
The Company’s provision for income taxes and effective tax rate are as follows:

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
	(in thousands, except percentages)
Income tax expense	$242,619	$157,128	$533,121	$334,962
Effective tax rate	13.2%	11.7%	14.4%	12.7%
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three and six months ended December 28, 2025, and December 29, 2024, was primarily due to income in lower tax jurisdictions.
The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2019, June 28, 2020, and June 27, 2021. To date, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the IRS will occur.
The Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting 2.0 (“BEPS 2.0”) Pillar Two Global Minimum Tax (“GMT”) is fully effective for the Company this fiscal year. The Company assessed its exposure to GMT under currently enacted legislation and determined that it expects to meet transitional safe harbor requirements in most jurisdictions, with limited jurisdictions subject to GMT. The Company assessed the impact and concluded that it was not material. The impact has been included within income tax expense for the six months ended December 28, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law by U.S. President Donald Trump. The impact on income taxes due to change in legislation is required, under Accounting Standards Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted, which is this fiscal year. In general, the OBBBA introduces changes to U.S. taxation, including changes in the taxation of non-U.S. income. The Company assessed the changes and concluded that they were not material. The impact has been included within income tax expense for the six months ended December 28, 2025.
Lam Research Corporation 2025 Q3 10-Q 11

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

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
	(in thousands, except per share data)
Numerator:
Net income	$1,593,994	$1,191,018	$3,162,654	$2,307,462
Denominator:
Basic average shares outstanding	1,254,856	1,287,109	1,259,651	1,293,173
Effect of potential dilutive securities:
Employee stock plans	6,883	4,360	5,875	4,594
Diluted average shares outstanding	1,261,739	1,291,469	1,265,526	1,297,767
Net income per share - basic	$1.27	$0.93	$2.51	$1.78
Net income per share - diluted	$1.26	$0.92	$2.50	$1.78

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. These anti-dilutive securities, including options and RSUs, were not material for the three and six months ended December 28, 2025 and December 29, 2024.
NOTE 8 — FINANCIAL INSTRUMENTS
The Company’s investment strategies and investment and fair value policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2025 Form 10-K. As of December 28, 2025 and June 29, 2025, the fair value of mutual funds and equity investments were not material. The Company had no debt security investments as of December 28, 2025 and June 29, 2025. The financial statement impacts to the Condensed Consolidated Statement of Operations from debt and equity investments were not material as of and for the three and six months ended December 28, 2025 and December 29, 2024.
The financial instruments reported within Cash and Cash Equivalents in the Company’s Condensed Consolidated Balance Sheets as of December 28, 2025, and June 29, 2025 consisted of the following:

	December 28, 2025	June 29, 2025
	(in thousands)
Money market funds (fair value measured on a recurring basis, level 1)	$1,981,712	$3,151,084
Cash	2,150,434	1,662,236
Time deposits	2,048,294	1,577,339
Total	$6,180,440	$6,390,659

Derivative Instruments and Hedging
The Company’s hedging strategies and policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2025 Form 10-K. As of December 28, 2025 and June 29, 2025, the fair value of outstanding cash flow and balance sheet hedges were not material. The financial statement impacts to the Condensed Consolidated Statement of Operations from derivative instruments and hedging activities were not material as of and for the three and six months ended December 28, 2025 and December 29, 2024.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk and the Company’s mitigation strategies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2025 Form 10-K.
Lam Research Corporation 2025 Q3 10-Q 12

NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. Inventories consist of the following:

	December 28, 2025	June 29, 2025
	(in thousands)
Raw materials	$2,570,208	$2,662,248
Work-in-process	352,343	282,885
Finished goods	1,115,131	1,362,858
	$4,037,682	$4,307,991

NOTE 10 — PROPERTY AND EQUIPMENT, NET
Property and equipment, net is presented in the table below:

	December 28, 2025	June 29, 2025
	(in thousands)
Manufacturing and engineering equipment	$2,403,120	$2,219,207
Buildings and improvements	2,143,629	1,914,570
Computer and computer-related equipment	186,169	182,439
Land	183,460	166,207
Office equipment, furniture and fixtures	100,280	92,740
	5,016,658	4,575,163
Less: accumulated depreciation and amortization	$(2,327,459)	$(2,169,641)
	$2,689,199	$2,405,522

The Company has excluded immaterial right-of-use assets, under finance leases, recorded within property and equipment, net from the table above.
NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 28, 2025	June 29, 2025
	(in thousands)
Accrued compensation	$797,939	$618,370
Warranty reserves	234,487	248,783
Income and other taxes payable	218,628	541,426
Dividend payable	325,828	291,981
Other	690,606	693,806
	$2,267,488	$2,394,366

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of December 28, 2025, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any material amounts will be paid under these guarantees.
Generally, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of third-party intellectual property rights by the Company’s products or services. The Company seeks to limit its liability for such indemnity to an
Lam Research Corporation 2025 Q3 10-Q 13

amount not to exceed the sales price of the products or services subject to its indemnification obligations. The Company does not believe that it is probable that any material amounts will be paid under these guarantees.
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of December 28, 2025, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $239.4 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of December 28, 2025, warranty reserves totaling $13.3 million were reported in Other long-term liabilities, and the remainder were included in Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
	(in thousands)
Balance at beginning of period	$257,866	$250,375	$265,466	$250,404
Warranties issued during the period	67,702	69,150	133,286	131,880
Settlements made during the period	(63,511)	(46,288)	(128,036)	(91,256)
Changes in liability for pre-existing warranties	(14,253)	(18,425)	(22,912)	(36,216)
Balance at end of period	$247,804	$254,812	$247,804	$254,812

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
Lam Research Corporation 2025 Q3 10-Q 14

Repurchases under the repurchase program were as follows during the periods indicated.

Period	Total Number of Shares Repurchased		Total Cost of Repurchase (3)	Average Price Paid per Share (1,3)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 29, 2025					$7,517,184
Quarter ended September 28, 2025	9,686	(2)	$990,046	$105.67	$6,527,138
Quarter ended December 28, 2025	9,387		$1,442,095	$153.62	$5,085,043

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
Accelerated Share Repurchase Agreements
On April 30, 2025, the Company entered into accelerated share repurchase agreements (the "April 2025 ASRs") with two financial institutions to repurchase a total of $500 million of Common Stock. The Company took an initial delivery of approximately 5.2 million shares, which represented 75% of the prepayment amount divided by our closing stock price on April 30, 2025. The total number of shares received under the April 2025 ASRs was based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the April 2025 ASRs occurred in September 2025, resulting in the receipt of approximately 317 thousand additional shares, which yielded a weighted-average share price of $91.00 for the transaction period, including the effects of a 1% excise tax under the Inflation Reduction Act.
The Company recorded the April 2025 ASRs as equity transactions; as such, at the time of receipt, shares were included in treasury stock at fair market value as of the corresponding trade date. The Company reflects shares received as a repurchase of common stock in the weighted average common shares outstanding calculation for basic and diluted earnings per share.
NOTE 14 — SEGMENT REPORTING
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
Lam Research Corporation 2025 Q3 10-Q 15

The table below reconciles the Company's reportable segment to income before income taxes:

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29 2024	December 28, 2025	December 29, 2024
	(In thousands)
Revenue	$5,344,791	$4,376,047	$10,668,964	$8,544,023

Installation and warranty expense	140,330	124,432	281,805	249,095
Other cost of goods sold (COGS) (1)	2,459,861	2,115,592	4,870,846	4,084,487
Segment COGS	2,600,191	2,240,024	5,152,651	4,333,582

Segment gross margin	2,744,600	2,136,023	5,516,313	4,210,441

Reconciliation to consolidated gross margin
All other COGS	93,438	63,042	180,272	134,777
Gross margin	2,651,162	2,072,981	5,336,041	4,075,664

Research and development	573,305	494,947	1,149,751	990,305
Selling, general, and administrative	267,654	244,150	546,999	487,278
Other income (expense), net	26,410	14,262	56,484	44,343
Income before income taxes	$1,836,613	$1,348,146	$3,695,775	$2,642,424

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
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and six months ended December 28, 2025, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2025 Form 10-K.
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
Wafer fabrication equipment spending levels were strong in the 2025 calendar year driven by higher levels of semiconductor demand leading to an increase in both the memory and non-memory market segments. In the short term, volatility in the semiconductor industry environment from trade restrictions, tariffs, as well as other direct and indirect risks and uncertainties, have had, and in the future may have, a negative impact on our revenue and operating margin. Over the longer term, we believe that secular demand for semiconductors, combined with technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will drive sustainable growth and lead to an increase in the served available market for our products and services in the deposition, etch, and clean businesses.
Lam Research Corporation 2025 Q3 10-Q 18

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	December 28, 2025	September 28, 2025
	(in thousands, except per share data and percentages)
Revenue	$5,344,791	$5,324,173
Gross margin	$2,651,162	$2,684,879
Gross margin as a percent of total revenue	49.6%	50.4%
Total operating expenses	$840,959	$855,791
Net income	$1,593,994	$1,568,660
Diluted net income per share	$1.26	$1.24
In the December 2025 quarter, revenue was up slightly compared to the three months ended September 28, 2025 (the “September 2025 quarter”), as increases in customer support-related revenue were largely offset by decreases in systems revenue due to timing of customer investments. The deferred revenue balance was $2.25 billion at the end of the December 2025 quarter, down relative to the balance at the end of the September 2025 quarter of $2.77 billion, due to a decrease in customer down payments.
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
The decrease in gross margin as a percentage of revenue in the December 2025 quarter compared to the September 2025 quarter was primarily a result of unfavorable changes in customer mix. The operating expenses in the December 2025 quarter were relatively flat compared to the September 2025 quarter.
Our cash, cash equivalents, and restricted cash balances decreased to $6.2 billion at the end of the December 2025 quarter compared to $6.7 billion at the end of the September 2025 quarter. This decrease was primarily the result of $1,466.2 million of share repurchases, including net share settlement of employee stock-based compensation and excise tax; $327.5 million of dividends paid to stockholders; and $260.9 million of capital expenditures, partially offset by $1,480.0 million of cash generated from operating activities. Employee headcount as of December 28, 2025 was approximately 19,700.
Lam Research Corporation 2025 Q3 10-Q 19

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 28, 2025	September 28, 2025	December 28, 2025	December 29, 2024
Revenue (in millions)	$5,345	$5,324	$10,669	$8,544
China	35%	43%	39%	34%
Taiwan	20%	19%	20%	16%
Korea	20%	15%	17%	22%
Japan	10%	10%	10%	8%
Southeast Asia	8%	5%	7%	5%
United States	5%	6%	5%	11%
Europe	2%	2%	2%	4%
The increase in revenue in the six months ended December 28, 2025 compared to the same period in the prior year was predominantly driven by increases in Foundry equipment spending by our customers, as well as higher customer support-related revenue.
The following table presents our revenue disaggregated between systems and customer support-related revenue:

	Three Months Ended		Six Months Ended
	December 28, 2025	September 28, 2025	December 28, 2025	December 29, 2024
	(In thousands)
Systems revenue	$3,357,493	$3,547,565	$6,905,058	$5,018,379
Customer support-related revenue and other	1,987,298	1,776,608	3,763,906	3,525,644
	$5,344,791	$5,324,173	$10,668,964	$8,544,023

Please refer to Note 3, “Revenue,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding the composition of the two categories into which revenue has been disaggregated.
The percentage of leading- and non-leading-edge equipment and upgrade revenue from each of the markets we serve was as follows:

	Three Months Ended		Six Months Ended
	December 28, 2025	September 28, 2025	December 28, 2025	December 29, 2024
Foundry	59%	60%	60%	38%
Memory	34%	34%	34%	43%
Logic/integrated device manufacturing	7%	6%	6%	19%
The decrease in the foundry market segment for the December 2025 quarter compared to the September 2025 quarter was primarily driven by mature node investments, while the memory market segment saw strengthened DRAM investments offset by lower non-volatile memory spending.
Gross Margin

	Three Months Ended		Six Months Ended
	December 28, 2025	September 28, 2025	December 28, 2025	December 29, 2024
	(in thousands, except percentages)
Gross margin	$2,651,162	$2,684,879	$5,336,041	$4,075,664
Percent of revenue	49.6%	50.4%	50.0%	47.7%
Gross margin as a percentage of revenue decreased in the December 2025 quarter compared to the September 2025 quarter driven primarily by unfavorable changes in customer mix.
Lam Research Corporation 2025 Q3 10-Q 20

The increase in gross margin as a percentage of revenue in the six months ended December 28, 2025 compared to the same period in the prior year was primarily due to favorable changes in customer mix, partially offset by reduced factory efficiencies from higher tariff-related spend.
Research and Development

	Three Months Ended		Six Months Ended
	December 28, 2025	September 28, 2025	December 28, 2025	December 29, 2024
	(in thousands, except percentages)
Research & development (“R&D”)	$573,305	$576,446	$1,149,751	$990,305
Percent of revenue	10.7%	10.8%	10.8%	11.6%
We continued to make significant R&D investments in the December 2025 quarter focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. R&D expense in the December 2025 quarter was relatively flat compared to the September 2025 quarter.
R&D expense in the six months ended December 28, 2025 increased compared to the same period in the prior year, driven by higher employee-related costs as a result of increased headcount and increased spending on supplies.
Selling, General, and Administrative

	Three Months Ended		Six Months Ended
	December 28, 2025	September 28, 2025	December 28, 2025	December 29, 2024
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$267,654	$279,345	$546,999	$487,278
Percent of revenue	5.0%	5.2%	5.1%	5.7%
SG&A expense during the December 2025 quarter was relatively flat compared to the September 2025 quarter.
SG&A expense in the six months ended December 28, 2025 increased compared to the same period in the prior year, primarily as a result of higher employee-related costs due to increased headcount.
Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended		Six Months Ended
	December 28, 2025	September 28, 2025	December 28, 2025	December 29, 2024
	(in thousands)
Interest income	$53,155	$63,930	$117,085	$126,060
Interest expense	(40,876)	(42,472)	(83,348)	(90,245)
Gains on deferred compensation plan-related assets, net	16,628	23,088	39,716	21,922
Foreign exchange losses, net	(8,034)	(5,534)	(13,568)	(14,803)
Other, net	5,537	(8,938)	(3,401)	1,409
	$26,410	$30,074	$56,484	$44,343

Interest income decreased in the December 2025 quarter compared to the September 2025 quarter, primarily due to lower cash balances and lower interest rates. Interest income decreased in the six months ended December 28, 2025 compared to the same period in the prior year, primarily due to lower interest rates, partially offset by higher cash balances.
Interest expense was flat in the December 2025 quarter compared to the September 2025 quarter. Interest expense decreased in the six months ended December 28, 2025 compared to the same period in the prior year primarily due to the maturity of $500 million of the Company’s senior notes in March 2025.
The gains on deferred compensation plan-related assets, net were driven by fluctuations in the fair market value of the underlying funds for all periods presented.
Lam Research Corporation 2025 Q3 10-Q 21

Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures for all periods presented.
The variation in other, net in the December 2025 quarter and the six months ended December 28, 2025 compared to the September 2025 quarter and to the same period in the prior year was primarily driven by fluctuations in the fair market value of equity investments.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	December 28, 2025	September 28, 2025	December 28, 2025	December 29, 2024
	(in thousands, except percentages)
Income tax expense	$242,619	$290,502	$533,121	$334,962
Effective tax rate	13.2%	15.6%	14.4%	12.7%

The decrease in the effective tax rate for the December 2025 quarter compared to the September 2025 quarter was primarily due to the revaluation of deferred taxes due to changes in the U.S. taxation of non-U.S. income under OBBBA in the September 2025 quarter.
The increase in the effective tax rate for the six months ended December 28, 2025 compared to the same period in the prior year was primarily due to the income tax benefit from a change in tax law in the six months ended December 29, 2024, and the tax expense associated with the revaluation of deferred taxes due to changes in the U.S. taxation of non-U.S. income under OBBBA and GMT being fully effective in the six months ended December 28, 2025.
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
Lam Research Corporation 2025 Q3 10-Q 22

Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements, of our Condensed Consolidated Financial Statements, included in Part 1 of this Form 10-Q for details of any recently adopted or effective accounting pronouncements.
Updates Not Yet Effective
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard prospectively in fiscal year 2026 for the annual reporting period ending June 28, 2026. The Company does not expect the adoption of ASU 2023-09 to have an impact on its Consolidated Financial Statements other than additional footnote disclosures.
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
In December 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities,” which introduces guidance for recognizing, measuring, and presenting government grants, addressing diversity in practice. The guidance is effective for annual reporting periods beginning after December 15, 2028, and interim reporting within those annual reporting periods, with early adoption permitted. The Company is required to adopt this standard in the first quarter of fiscal year 2030. The Company does not expect the adoption of ASU 2025-10 to have an impact on its Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, and restricted cash balances were $6.2 billion at December 28, 2025 compared to $6.4 billion as of June 29, 2025. The decrease was primarily driven by $2.44 billion of share repurchases, including net share settlement on employee stock-based compensation and excise tax; $619.5 million in dividends paid; and $446.0 million in capital expenditures, partially offset by cash generated from operating activities totaling $3.26 billion.
Cash Flows from Operating Activities
Net cash provided by operating activities of $3.26 billion during the six months ended December 28, 2025 consisted of (in thousands):

Net income	$3,162,654
Non-cash charges:
Depreciation and amortization	205,569
Equity-based compensation expense	185,780
Deferred income taxes	(93,832)
Changes in operating asset and liability accounts	(179,311)
Other	(21,851)
$3,259,009

Changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: decreases in inventory of $211.8 million and prepaid expenses and other current assets of $118.5 million, and increases in accounts payable of $110.7 million. These sources of cash were offset by the following uses of cash: decreases in deferred gross profit of $400.8 million and accrued expenses and other liabilities of $103.5 million, and increases in accounts receivable of $116.0 million.
Cash Flows from Investing Activities
Net cash used for investing activities during the six months ended December 28, 2025 was $443.8 million, primarily consisting of capital expenditures.
Lam Research Corporation 2025 Q3 10-Q 23

Cash Flows from Financing Activities
Net cash used for financing activities during the six months ended December 28, 2025 was $3.01 billion, primarily consisting of $2.44 billion in treasury stock repurchases, including net share settlement on employee stock-based compensation and excise tax and $619.5 million in dividends paid.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash and cash equivalents as of December 28, 2025, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, factors outside of our control, including uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, are currently, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of December 28, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
In order to develop new products and processes and enhance existing products and processes, we expect to continue to make significant investments in R&D, to investigate the acquisition of products and technologies, to invest in or acquire businesses or technologies, and to pursue joint development relationships with customers, suppliers, or other members of the industry. Our investments and acquisitions may not be as successful as we may expect, particularly in the event that we invest in or acquire product lines and technologies that are new to us. We may find that acquisitions are not available to us, for regulatory or other reasons, and that we must therefore limit ourselves to collaboration and joint venture development activities that do not have the same benefits as acquisitions. Pursuing development through collaboration and/or joint development activities rather than through an acquisition may pose substantial challenges for management, including those related to aligning business objectives; sharing confidential information, intellectual property and data; sharing value with third parties; and realizing synergies that might have been available in an acquisition but are not available through a joint development project. We must manage product transitions and joint development relationships successfully, as the introduction of new products could adversely affect our sales of existing products and certain jointly developed technologies may be subject to restrictions on our ability to share that technology, which could limit our market for products incorporating those technologies. Future technologies, processes, or product developments, including as a result of adoption of AI, may render our current product offerings obsolete, leaving us with non-competitive products, obsolete inventory, or both. Moreover, customers may adopt new technologies or processes to address the complex challenges associated with next-generation devices, or may adopt new technologies, including those based upon AI, that reduce their reliance on us for process development. This shift could reduce the size of our addressable markets, increase the relative size of markets in which we either do not compete or have relatively low market share, or reduce our competitiveness within the markets in which we do compete.
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
Lam Research Corporation 2025 Q3 10-Q 28

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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part I Item 2. Results of Operations of this quarterly report on Form 10-Q, accounted for approximately 95%, 93%, and 93% of total revenue in the six months ended December 28, 2025 and fiscal years 2025, and 2024, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
Lam Research Corporation 2025 Q3 10-Q 29

Tariffs, export controls, additional taxes, trade barriers, sanctions, the termination or modification of trade agreements, trade zones, and other duty mitigation initiatives, and any reciprocal retaliatory actions, can increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, disrupt our supply chain operations, or inhibit our ability to sell products or provide services, which has had and in the future could have a material adverse effect on our business, results of operations, or financial conditions. Certain of our international sales depend on our ability to obtain export licenses from the U.S. or foreign governments. Our inability to obtain such licenses, or an expansion of the number or kinds of sales for which export licenses are required, has limited and could in the future further limit the market for our products and has had and could in the future have an adverse impact on our revenues. As is discussed below under the heading “Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China,” the U.S. government has in recent years imposed new controls, including expanded export license requirements and restrictions on sales to certain Chinese entities that significantly impact trade with China. In addition, the U.S. government has an ongoing process of assessing technologies that may be subject to new or additional export controls, and it is possible that such additional controls, if and when imposed, could further adversely impact our ability to sell our products outside the U.S. The implementation by the U.S. government of broad export controls restricting access to our technology (such as recent controls limiting exports to China) may cause customers with international operations to reconsider their use of and reliance on our products, which could adversely impact our future revenue and profits and strengthen competitors who are not subject to such restrictions. Furthermore, there are risks that foreign governments may, among other things, take retaliatory actions; insist on the use of local suppliers; compel companies to partner with local companies to design and supply equipment on a local basis, requiring the transfer of intellectual property rights and/or local manufacturing; utilize their influence over their judicial systems to respond to intellectual property disputes or issues; and provide special incentives to government-backed local customers to buy from local competitors, even if their products are inferior to ours; all of which could adversely impact our ability to compete as well as our revenues and margins. For example, recently the Chinese government has implemented (and then suspended) export controls applicable to certain products containing Chinese-origin rare earth elements, which, if implemented in their current or similar form, may require us to obtain export licenses for certain of our products that are manufactured outside of China, and may have an adverse impact on our business, revenues, and margins.
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
Lam Research Corporation 2025 Q3 10-Q 30

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
Lam Research Corporation 2025 Q3 10-Q 31

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
Lam Research Corporation 2025 Q3 10-Q 32

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
Lam Research Corporation 2025 Q3 10-Q 33

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
Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 39%, 34%, and 42% of our total revenue for the six months ended December 28, 2025 and fiscal years 2025 and 2024, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. In recent years, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. Additionally, the U.S. government has enacted rules aimed at restricting China’s ability to manufacture advanced semiconductors, which include restrictions on exports, reexports or transfers to, or shipping, transmitting, transferring, or facilitating such movement to, or performing services at, customer facilities in China engaged in certain technology end-uses, without appropriate authorizations obtained from U.S. authorities. The U.S. Department of Commerce has also enacted rules that have expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses; has added additional Chinese companies to its restricted entity list and unverified list under suspicion of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns; and has expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including, but not limited to, Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation, and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could weaken our competitive position and materially and adversely affect our results of operations.
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
Lam Research Corporation 2025 Q3 10-Q 34

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
Recommendations made by the BEPS 2.0 project have the potential to lead to changes in the tax laws in numerous countries, including the implementation of a GMT. Several countries around the world have enacted or proposed changes to their existing tax laws based on these recommendations. On January 5, 2026, the OECD announced the implementation of a side-by-side (“SbS”) system, which allows U.S.-parented multinationals to be exempt from certain components of the GMT due to having an eligible taxation system already in place under existing U.S. tax rules. The SbS system is effective for fiscal years beginning on or after January 1, 2026 (our fiscal year 2027). As each country in which we operate evaluates their alignment with the recommendations and enacts GMT rules, the ultimate impact of any such changes on our effective tax rate remains uncertain. The impact of the currently enacted legislation which is applicable to us has been reflected in our fiscal period results.
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
Lam Research Corporation 2025 Q3 10-Q 35

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
Lam Research Corporation 2025 Q3 10-Q 36

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
Accelerated Share Repurchase Agreements
On April 30, 2025, we entered into accelerated share repurchase agreements (the "April 2025 ASRs") with two financial institutions to repurchase a total of $500 million of Common Stock. We took an initial delivery of approximately 5.2 million shares, which represented 75% of the prepayment amount divided by our closing stock price on April 30, 2025. The total number of shares received under the April 2025 ASRs was based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the April 2025 ASRs occurred in September 2025, resulting in the receipt of approximately 317 thousand additional shares, which yielded a weighted-average share price of $91.00 for the transaction period, including the effects of a 1% excise tax under the Inflation Reduction Act.
Share repurchases, including those under the repurchase program, are reflected in the table below.

Period	Total Number of Shares Repurchased		Average Price Paid per Share (1, 2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 29, 2025							$7,517,184
Quarter ended September 28, 2025	9,686	(3)	$105.67		9,686	(3)	6,527,138
September 29, 2025 - October 26, 2025	3,525		$143.04		3,525		6,022,909
October 27, 2025 - November 23, 2025	2,740		$156.39		2,740		5,594,317
November 24, 2025 - December 28, 2025	3,122		$163.14		3,122		5,085,043
Quarter ended December 28, 2025	9,387		$153.62	(4)	9,387		5,085,043

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
(4)    Average price paid per share presented is for the quarter ended December 28, 2025.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the Company’s fiscal quarter ended December 28, 2025, except for the following arrangement, none of the Company’s directors or officers adopted, modified, or terminated a trading arrangement for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Arrangement”) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

•On October 29, 2025, Patrick J. Lord, the Executive Vice President and Chief Operating Officer of the Company, adopted a Rule 10b5-1 Trading Arrangement. Dr. Lord’s Rule 10b5-1 Trading Arrangement provides for: (i) the potential sale of up to 36,645 shares of the Company’s common stock; (ii) the potential exercise of 10,130 stock options expiring March 1, 2029 and the associated sale of up to 10,130 shares of the Company’s common stock resulting from such exercise; (iii) the
Lam Research Corporation 2025 Q3 10-Q 38

potential exercise of 28,140 stock options expiring March 1, 2030 and the associated sale of up to 28,140 shares of the Company’s common stock resulting from such exercise; (iv) the potential exercise of 21,220 stock options expiring March 1, 2031 and the associated sale of up to 21,220 shares of the Company’s common stock resulting from such exercise; (v) the potential sale of the net shares of the Company’s common stock resulting from the vesting of 17,244 service-based restricted stock units (net shares are net of tax withholding); and (vi) subject to performance conditions, the potential sale of the net shares of the Company’s common stock resulting from the vesting of 63,345 market-based performance restricted stock units (representing the maximum number of shares that may be issued; the final number of shares that may be earned is 0% to 150% of the target number of 42,230); in each case pursuant to the terms of the Rule 10b5-1 Trading Arrangement. Dr. Lord’s Rule 10b5-1 Trading Arrangement has a termination date of October 30, 2026.
•On November 12, 2025, Bethany J. Mayer, a member of the Board of Directors of the Company, adopted a Rule 10b5-1 Trading Arrangement. Ms. Mayer’s Rule 10b5-1 Trading Arrangement provides for the potential sale of up to 615 shares of the Company’s common stock. Ms. Mayer’s Rule 10b5-1 Trading Arrangement has a termination date of November 9, 2026.
•On November 17, 2025, Neil J. Fernandes, the Senior Vice President, Global Customer Operations, of the Company, adopted a Rule 10b5-1 Trading Arrangement. Mr. Fernandes’ Rule 10b5-1 Trading Arrangement provides for the potential sale of up to 25,829 shares of the Company’s common stock pursuant to the terms of the Rule 10b5-1 Trading Arrangement. Mr. Fernandes’ Rule 10b5-1 Trading Arrangement has a termination date of November 30, 2026.
The Rule 10b5-1 Trading Arrangements of Dr. Lord and Mr. Fernandes contain pricing conditions that preclude or limit the sale of shares below predetermined minimum prices. Each of the Rule 10b5-1 Trading Arrangements will terminate on the earlier of: (a) its respective termination date indicated above; (b) execution of all trades or expiration of all the orders relating to such trades under the Rule 10b5-1 Trading Arrangement; or (c) such date as the Rule 10b5-1 Trading Arrangement is otherwise terminated according to its terms.
Lam Research Corporation 2025 Q3 10-Q 39

ITEM 6.    Exhibits

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Lam Research Corporation, dated November 4, 2025 which is incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 6, 2025 (SEC File No. 000-12933)

10.1 *	Lam Research Corporation 2025 Stock Incentive Plan which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2025 (SEC File No. 000-12933).

10.2 *	Form of Restricted Stock Unit Agreement (Board of Directors) - 2025 Stock Incentive Plan

10.3 *	Form of Restricted Stock Unit Agreement - 2025 Stock Incentive Plan

10.4 *	Form of Market-based Performance Restricted Stock Unit Agreement - 2025 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________________________

*Indicates management contract or compensatory plan or arrangement.

Lam Research Corporation 2025 Q3 10-Q 40

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	January 29, 2026	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Lam Research Corporation 2025 Q3 10-Q 41