Form 10-Q
period 2026-03-29
LAM RESEARCH CORP
filed 2026-04-23
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2026, the Registrant had 1,250,571 thousand shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Revenue	$5,841,488	$4,720,175	$16,510,452	$13,264,198
Cost of goods sold	2,930,961	2,406,489	8,263,884	6,874,848
Gross margin	2,910,527	2,313,686	8,246,568	6,389,350
Research and development	583,200	525,904	1,732,951	1,516,209
Selling, general, and administrative	280,311	226,023	827,310	713,301
Total operating expenses	863,511	751,927	2,560,261	2,229,510
Operating income	2,047,016	1,561,759	5,686,307	4,159,840
Other income (expense), net	(35,460)	(25,035)	21,024	19,308
Income before income taxes	2,011,556	1,536,724	5,707,331	4,179,148
Income tax expense	(186,096)	(206,057)	(719,217)	(541,019)
Net income	$1,825,460	$1,330,667	$4,988,114	$3,638,129
Net income per share:
Basic	$1.46	$1.04	$3.97	$2.82
Diluted	$1.45	$1.03	$3.95	$2.81
Number of shares used in per share calculations:
Basic	1,249,728	1,283,779	1,256,343	1,290,041
Diluted	1,257,325	1,288,100	1,262,792	1,294,545

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2026 Q3 10-Q 3

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net income	$1,825,460	$1,330,667	$4,988,114	$3,638,129
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(13,629)	8,686	(47,794)	5,199
Cash flow hedges:
Net unrealized gains during the period	5,874	4,132	26,628	6,248
Net gains reclassified into net income	(15,003)	(2,826)	(38,029)	(5,190)
	(9,129)	1,306	(11,401)	1,058
Defined benefit plans, net change in unrealized component	67	182	226	260
Other comprehensive income (loss), net of tax	(22,691)	10,174	(58,969)	6,517
Comprehensive income	$1,802,769	$1,340,841	$4,929,145	$3,644,646

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2026 Q3 10-Q 4

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 29, 2026	June 29, 2025
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$4,750,936	$6,390,659
Accounts receivable, less allowance of $8,348 as of March 29, 2026, and $6,496 as of June 29, 2025	4,132,890	3,378,071
Inventories	3,999,992	4,307,991
Prepaid expenses and other current assets	413,099	440,274
Total current assets	13,296,917	14,516,995
Property and equipment, net	2,853,614	2,428,744
Goodwill and intangible assets, net	1,882,017	1,808,685
Other assets	2,759,362	2,590,836
Total assets	$20,791,910	$21,345,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$1,071,605	$854,208
Accrued expenses and other current liabilities	2,075,421	2,394,366
Deferred profit	2,091,277	2,565,540
Current portion of long-term debt and finance lease obligations	4,095	754,311
Total current liabilities	5,242,398	6,568,425
Long-term debt and finance lease obligations	3,730,384	3,730,194
Income taxes payable	621,572	603,412
Other long-term liabilities	612,777	581,610
Total liabilities	10,207,131	11,483,641
Commitments and contingencies (refer to Note 13)
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 4,000,000 shares as of March 29, 2026 and June 29, 2025; issued and outstanding, 1,250,539 shares as of March 29, 2026, and 1,268,740 shares as of June 29, 2025	1,251	1,268
Additional paid-in capital	9,054,217	8,697,290
Treasury stock, at cost; 1,710,665 shares as of March 29, 2026, and 1,687,582 shares as of June 29, 2025	(31,347,671)	(27,763,430)
Accumulated other comprehensive loss	(121,392)	(62,423)
Retained earnings	32,998,374	28,988,914
Total stockholders’ equity	10,584,779	9,861,619
Total liabilities and stockholders’ equity	$20,791,910	$21,345,260

(1)Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2026 Q3 10-Q 5

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 29, 2026	March 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,988,114	$3,638,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	321,891	287,838
Deferred income taxes	(113,310)	(211,568)
Equity-based compensation expense	282,396	249,085
Other, net	(24,706)	(7,395)
Changes in operating assets and liabilities	(1,053,956)	(337,013)
Net cash provided by operating activities	4,400,429	3,619,076
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(777,604)	(586,995)
Other, net	(807)	8,154
Net cash used for investing activities	(778,411)	(578,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt, including finance lease obligations and payments for debt issuance costs	(754,073)	(506,003)
Treasury stock purchases, including excise tax payments	(3,604,783)	(2,130,044)
Dividends paid	(945,317)	(854,335)
Reissuance of treasury stock related to employee stock purchase plan	67,185	60,557
Proceeds from issuance of common stock, net issuance costs	13,021	1,756
Other, net	(13,511)	963
Net cash used for financing activities	(5,237,478)	(3,427,106)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(25,375)	(960)
Net change in cash, cash equivalents, and restricted cash	(1,640,835)	(387,831)
Cash, cash equivalents, and restricted cash at beginning of period (1)	6,407,656	5,850,803
Cash, cash equivalents, and restricted cash at end of period (1)	$4,766,821	$5,462,972
Schedule of non-cash transactions:
Accrued payables for stock repurchases, including applicable excise tax	$23,675	$16,967
Accrued payables for capital expenditures	84,720	87,291
Dividends payable	325,318	295,423
Transfers of finished goods inventory to property and equipment	83,772	74,560

Reconciliation of cash, cash equivalents, and restricted cash	March 29, 2026	March 30, 2025
Cash and cash equivalents	$4,750,936	$5,450,718
Restricted cash and cash equivalents (1)	15,885	12,254
Total cash, cash equivalents, and restricted cash	$4,766,821	$5,462,972

(1)Restricted cash is reported within Other assets in the Condensed Consolidated Balance Sheets
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2026 Q3 10-Q 6

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	March 29, 2026
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 28, 2025	1,251,180	$1,251	$8,948,439	$(30,203,796)	$(98,701)	$31,498,233	$10,145,426
Issuance of common stock	4,362	5	9,162	—	—	—	9,167
Purchase of treasury stock	(5,003)	(5)	—	(1,143,875)	—	—	(1,143,880)
Equity-based compensation expense	—	—	96,616	—	—	—	96,616
Net income	—	—	—	—	—	1,825,460	1,825,460
Other comprehensive loss	—	—	—	—	(22,691)	—	(22,691)
Cash dividends declared ($0.26 per common share)	—	—	—	—	—	(325,319)	(325,319)
Balance at March 29, 2026	1,250,539	$1,251	$9,054,217	$(31,347,671)	$(121,392)	$32,998,374	$10,584,779

	Nine Months Ended
	March 29, 2026
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 29, 2025	1,268,740	$1,268	$8,697,290	$(27,763,430)	$(62,423)	$28,988,914	$9,861,619
Issuance of common stock	4,882	6	13,015	—	—	—	13,021
Purchase of treasury stock	(24,185)	(24)	—	(3,589,909)	—	—	(3,589,933)
Reissuance of treasury stock	1,102	1	61,516	5,668	—	—	67,185
Equity-based compensation expense	—	—	282,396	—	—	—	282,396
Net income	—	—	—	—	—	4,988,114	4,988,114
Other comprehensive loss	—	—	—	—	(58,969)	—	(58,969)
Cash dividends declared ($0.78 per common share)	—	—	—	—	—	(978,654)	(978,654)
Balance at March 29, 2026	1,250,539	$1,251	$9,054,217	$(31,347,671)	$(121,392)	$32,998,374	$10,584,779

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2026 Q3 10-Q 7

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
Lam Research Corporation 2026 Q3 10-Q 8

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2026
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
The condensed consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 28, 2026 and includes 52 weeks. The quarters ended March 29, 2026 (the “March 2026 quarter”) and March 30, 2025 included 13 weeks. The nine months ended March 29, 2026 and March 30, 2025 each included 39 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted or Effective
The Company has not adopted any new accounting standards during the three and nine months ended March 29, 2026 that have a material impact on the Company’s Condensed Consolidated Financial Statements.
NOTE 3 — REVENUE
Disaggregation of Revenue
The Company operates in seven geographic regions: United States, China, Europe, Japan, Korea, Southeast Asia, and Taiwan. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. The Company serves three primary markets: memory, foundry, and logic/integrated device manufacturing.
The following table presents the Company’s revenues disaggregated between systems and customer support-related revenue:

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
	(In thousands)
Systems revenue	$3,730,582	$3,035,276	$10,635,640	$8,053,655
Customer support-related revenue and other	2,110,906	1,684,899	5,874,812	5,210,543
	$5,841,488	$4,720,175	$16,510,452	$13,264,198

Systems revenue includes sales of new leading-edge equipment in deposition, etch, clean and other wafer fabrication markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant® product line.
Lam Research Corporation 2026 Q3 10-Q 9

The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Revenue:	(In thousands)
China	$1,996,926	$1,467,299	$6,138,046	$4,368,501
Korea	1,352,538	1,150,480	3,189,325	3,002,825
Taiwan	1,317,304	1,125,955	3,413,611	2,478,997
Japan	470,727	474,935	1,548,335	1,139,597
United States	355,295	189,512	914,630	1,091,174
Southeast Asia	207,834	178,287	923,993	710,394
Europe	140,864	133,707	382,512	472,710
	$5,841,488	$4,720,175	$16,510,452	$13,264,198

The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Foundry	54%	48%	58%	42%
Memory	39%	43%	36%	43%
Logic/integrated device manufacturing	7%	9%	6%	15%
Deferred Revenue
Revenue of $420.1 million and $1.91 billion included in deferred profit at June 29, 2025 was recognized during the three and nine months ended March 29, 2026, representing 16% and 71% of the $2.68 billion of deferred revenue as of June 29, 2025.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of March 29, 2026 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(In thousands)
Deferred revenue	$1,508,943	$603,301	(1)	$108,804	(1)	$2,221,048

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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
	(in thousands)
Equity-based compensation expense	$96,616	$87,115	$282,396	$249,085
Lam Research Corporation 2026 Q3 10-Q 10

NOTE 5 — OTHER INCOME (EXPENSE), NET
The significant components of other income (expense), net, are as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
	(in thousands)
Interest income	$42,639	$50,638	$159,724	$176,698
Interest expense	(39,333)	(45,184)	(122,681)	(135,429)
(Losses) gains on deferred compensation plan-related assets, net	(27,265)	(16,903)	12,451	5,019
Foreign exchange losses, net	(1,050)	(4,702)	(14,618)	(19,505)
Other, net	(10,451)	(8,884)	(13,852)	(7,475)
	$(35,460)	$(25,035)	$21,024	$19,308

NOTE 6 — INCOME TAX EXPENSE
The Company’s provision for income taxes and effective tax rate are as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
	(in thousands, except percentages)
Income tax expense	$186,096	$206,057	$719,217	$541,019
Effective tax rate	9.3%	13.4%	12.6%	12.9%
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three and nine months ended March 29, 2026, and March 30, 2025, was primarily due to income in lower tax jurisdictions.
The Internal Revenue Service (“IRS”) is examining the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2019, June 28, 2020, and June 27, 2021. To date, the IRS has not proposed any significant adjustments. The Company expects to finalize the audit within the next 12 months and anticipates any related cash settlements will not be significant.
The Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting 2.0 (“BEPS 2.0”) Pillar Two Global Minimum Tax (“GMT”) is fully effective for the Company this fiscal year. The Company assessed its exposure to GMT under currently enacted legislation and determined that it expects to meet transitional safe harbor requirements in most jurisdictions, with limited jurisdictions subject to GMT. The Company assessed the impact and concluded that it was not material. The impact has been included within income tax expense for the nine months ended March 29, 2026.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law by U.S. President Donald Trump. The impact on income taxes due to change in legislation is required, under Accounting Standards Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted, which is this fiscal year. In general, the OBBBA introduces changes to U.S. taxation, including changes in the taxation of non-U.S. income. The Company assessed the changes and concluded that they were not material. The impact has been included within income tax expense for the nine months ended March 29, 2026.
Lam Research Corporation 2026 Q3 10-Q 11

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

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
	(in thousands, except per share data)
Numerator:
Net income	$1,825,460	$1,330,667	$4,988,114	$3,638,129
Denominator:
Basic average shares outstanding	1,249,728	1,283,779	1,256,343	1,290,041
Effect of potential dilutive securities:
Employee stock plans	7,597	4,321	6,449	4,504
Diluted average shares outstanding	1,257,325	1,288,100	1,262,792	1,294,545
Net income per share - basic	$1.46	$1.04	$3.97	$2.82
Net income per share - diluted	$1.45	$1.03	$3.95	$2.81

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. These anti-dilutive securities, including options and RSUs, were not material for the three and nine months ended March 29, 2026 and March 30, 2025.
NOTE 8 — FINANCIAL INSTRUMENTS
The Company’s investment strategies and investment and fair value policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2025 Form 10-K. As of March 29, 2026 and June 29, 2025, the fair value of mutual funds and equity investments were not material. The Company had no debt security investments as of March 29, 2026 and June 29, 2025. The financial statement impacts to the Condensed Consolidated Statement of Operations from debt and equity investments were not material as of and for the three and nine months ended March 29, 2026 and March 30, 2025.
The financial instruments reported within Cash and Cash Equivalents in the Company’s Condensed Consolidated Balance Sheets as of March 29, 2026, and June 29, 2025 consisted of the following:

	March 29, 2026	June 29, 2025
	(in thousands)
Money market funds (fair value measured on a recurring basis, level 1)	$2,160,934	$3,151,084
Cash	1,676,377	1,662,236
Time deposits	913,625	1,577,339
Total	$4,750,936	$6,390,659

Derivative Instruments and Hedging
The Company’s hedging strategies and policies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2025 Form 10-K. As of March 29, 2026 and June 29, 2025, the fair value of outstanding cash flow and balance sheet hedges were not material. The financial statement impacts to the Condensed Consolidated Statement of Operations from derivative instruments and hedging activities were not material as of and for the three and nine months ended March 29, 2026 and March 30, 2025.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk and the Company’s mitigation strategies are unchanged from those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2025 Form 10-K.
Lam Research Corporation 2026 Q3 10-Q 12

NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. Inventories consist of the following:

	March 29, 2026	June 29, 2025
	(in thousands)
Raw materials	$2,505,789	$2,662,248
Work-in-process	388,364	282,885
Finished goods	1,105,839	1,362,858
	$3,999,992	$4,307,991

NOTE 10 — PROPERTY AND EQUIPMENT, NET
Property and equipment, net is presented in the table below:

	March 29, 2026	June 29, 2025
	(in thousands)
Manufacturing and engineering equipment	$2,469,293	$2,219,207
Buildings and improvements	2,208,883	1,914,570
Computer and computer-related equipment	188,150	182,439
Land	261,984	166,207
Office equipment, furniture and fixtures	100,584	92,740
	5,228,894	4,575,163
Less: accumulated depreciation and amortization	$(2,395,736)	$(2,169,641)
	$2,833,158	$2,405,522

The Company has excluded immaterial right-of-use assets, under finance leases, recorded within property and equipment, net from the table above.
NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 29, 2026	June 29, 2025
	(in thousands)
Accrued compensation	$600,267	$618,370
Warranty reserves	241,531	248,783
Income and other taxes payable	188,597	541,426
Dividend payable	325,318	291,981
Other	719,708	693,806
	$2,075,421	$2,394,366

NOTE 12 — LONG-TERM DEBT AND OTHER BORROWINGS
Senior Notes
On March 4, 2019, the Company completed a public offering of $750.0 million aggregate principal amount of the Company’s Senior Notes due March 15, 2026 (the “2026 Notes”). The 2026 Notes were settled upon maturity during the three months ended March 29, 2026. The remaining outstanding Senior Notes are unchanged from those disclosed in Note 14, “Long-term Debt and Other Borrowings,” to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2025 Form 10-K.
Lam Research Corporation 2026 Q3 10-Q 13

Commercial Paper Program
In November 2017, the Company established a commercial paper program (the “CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. In July 2021, the Company amended the CP Program size to a maximum aggregate amount outstanding at any time of $1.50 billion. On March 10, 2026, the CP Program size was further amended to a maximum aggregate amount outstanding at any time of $2.00 billion. The net proceeds from the CP Program may be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. As of March 29, 2026, the Company had no outstanding borrowings under the CP Program.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of March 29, 2026, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be paid under these guarantees.
Generally, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of third-party intellectual property rights by the Company’s products or services. The Company seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services subject to its indemnification obligations. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be paid under these guarantees.
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of March 29, 2026, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $241.6 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of March 29, 2026, warranty reserves totaling $13.4 million were reported in Other long-term liabilities, and the remainder were included in Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
	(in thousands)
Balance at beginning of period	$247,804	$254,812	$265,466	$250,404
Warranties issued during the period	77,317	70,023	210,603	201,903
Settlements made during the period	(64,001)	(50,908)	(192,037)	(142,164)
Changes in liability for pre-existing warranties	(6,147)	(8,108)	(29,059)	(44,324)
Balance at end of period	$254,973	$265,819	$254,973	$265,819

Lam Research Corporation 2026 Q3 10-Q 14

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
NOTE 14 — STOCK REPURCHASE PROGRAM
In May 2024, the Board of Directors authorized the Company to repurchase up to an additional $10.00 billion of Common Stock; this authorization supplements the remaining balances from any prior authorizations. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time.
Repurchases under the repurchase program were as follows during the periods indicated.

Period	Total Number of Shares Repurchased		Total Cost of Repurchase (1)	Average Price Paid per Share (1,2)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 29, 2025					$7,517,184
Quarter ended September 28, 2025	9,686	(3)	$990,046	$105.67	$6,527,138
Quarter ended December 28, 2025	9,387		$1,442,095	$153.62	$5,085,043
Quarter ended March 29, 2026	3,516	(3)	$796,378	$210.57	$4,288,665

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
(3)    Includes shares received at initial or final settlement of accelerated share repurchase agreements. See additional disclosure below regarding the Company’s accelerated share repurchase activity during the fiscal year.
Accelerated Share Repurchase Agreements
On March 11, 2026, the Company entered into an accelerated share repurchase agreement (the “March 2026 ASR”) with a financial institution to repurchase a total of $200.0 million of Common Stock. The Company took an initial delivery of approximately 685 thousand shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on March 11, 2026. The total number of shares to be received under the March 2026 ASR will be based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount.
On April 30, 2025, the Company entered into accelerated share repurchase agreements (the "April 2025 ASRs") with two financial institutions to repurchase a total of $500.0 million of Common Stock. The Company took an initial delivery of approximately 5.2 million shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on April 30, 2025. The total number of shares received under the April 2025 ASRs was based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the April 2025 ASRs occurred in September 2025, resulting in the receipt of approximately 317 thousand additional shares, which yielded a weighted-average share price of $91.00 for the transaction period, including the effects of a 1% excise tax under the Inflation Reduction Act.
The Company recorded each of the ASRs as equity transactions; as such, at the time of receipt, shares were included in treasury stock at fair market value as of the corresponding trade date. The Company reflects shares received as a repurchase of common stock in the weighted average common shares outstanding calculation for basic and diluted earnings per share.
NOTE 15 — SEGMENT REPORTING
The Company operates in one reportable business segment: manufacturing and servicing of wafer processing semiconductor manufacturing equipment. The Company’s material operating segments qualify for aggregation due to their customer base and similarities in economic characteristics, nature of products and services, and processes for procurement, manufacturing, and distribution.
Lam Research Corporation 2026 Q3 10-Q 15

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
The table below reconciles the Company's reportable segment to income before income taxes:

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
	(In thousands)
Revenue	$5,841,488	$4,720,175	$16,510,452	$13,264,198

Installation and warranty expense	164,334	135,170	446,139	384,265
Other cost of goods sold (COGS) (1)	2,671,667	2,224,119	7,542,513	6,308,606
Segment COGS	2,836,001	2,359,289	7,988,652	6,692,871

Segment gross margin	3,005,487	2,360,886	8,521,800	6,571,327

Reconciliation to consolidated gross margin
All other COGS	94,960	47,200	275,232	181,977
Gross margin	2,910,527	2,313,686	8,246,568	6,389,350

Research and development	583,200	525,904	1,732,951	1,516,209
Selling, general, and administrative	280,311	226,023	827,310	713,301
Other income (expense), net	(35,460)	(25,035)	21,024	19,308
Income before income taxes	$2,011,556	$1,536,724	$5,707,331	$4,179,148

(1)Other COGS is primarily comprised of the capitalized cost of inventory sold, including both direct and indirect costs, but excludes installation and warranty expense and those items not allocated to the segment.
Lam Research Corporation 2026 Q3 10-Q 16

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “estimated,” “anticipate,” “expect,” “probable,” “intend,” “plan,” “aim,” “may,” “should,” “could,” “would,” “will,” “continue,” and other future-oriented terms. The identification of certain statements as “forward-looking” does not mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends and opportunities in the global economic environment; trends and opportunities in the semiconductor industry, including in the end markets and applications for semiconductors, in device complexity, and in the complexity of device manufacturing; growth or decline in the industry and the market for, and spending on, wafer fabrication equipment; the anticipated levels of, and rates of change in, margins, market share, served available market, capital expenditures, research and development expenditures, international sales, revenue (actual and/or deferred), operating expenses and earnings generally; management’s plans and objectives for our current and future operations and business focus; restructuring activities; business process improvements and initiatives; volatility in our quarterly results; the makeup of our customer base; customer and end user requirements and our ability to satisfy those requirements; the performance and benefits of our products and services; customer spending and demand for our products and services, and the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans or demand for our products and services; our competition, and our ability to defend our market share and to gain new market share; the success of joint development and collaboration relationships with customers, suppliers, or others; outsourced activities; our supply chain and the role of suppliers in our business, including the impacts of supply chain constraints and material costs; our leadership and competency, and our ability to facilitate innovation; our research and development programs; the opportunities in our industry for, and our ability to create sustainable differentiation; technology inflections in the industry and our ability to identify those inflections and to invest in research and development programs to meet them; our ability to deliver multi-product solutions; the resources invested to comply with evolving standards and the impact of such efforts; changes in state, federal and international tax laws, our estimated annual tax rate and the factors that affect our tax rates; legal and regulatory compliance; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including, but not limited to, the adequacy of prior tax payments, future tax benefits or liabilities, and the adequacy of our accruals relating to them); hedging transactions; debt or financing arrangements; our investment portfolio; our access to capital markets; uses of, payments of, and impact of interest rate fluctuations on, our debt; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; credit risks; controls and procedures; recognition or amortization of expenses; our ability to manage and grow our cash position; our ability to scale our operations to respond to changes in our business; our goals and initiatives with respect to environmental, social and governance matters, including emissions, and human capital, the value of our patents; the materiality of potential losses arising from legal proceedings; the probability of making payments under our guarantees; and the sufficiency of our financial resources or liquidity to support future business activities (including, but not limited to, operations, investments, debt service requirements, dividends, and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our current reports on Form 8-K. Such risks, uncertainties, and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and nine months ended March 29, 2026, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our annual report on form 10-K for the year ended June 29, 2025 (our “2025 Form 10-K”).
Lam Research Corporation 2026 Q3 10-Q 17

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
Demand from cloud computing, artificial intelligence (“AI”), 5G, the Internet of Things, and other markets is driving the need for increasingly powerful and cost-efficient semiconductors. At the same time, there are growing technical challenges with traditional two-dimensional scaling. These trends are driving significant inflections in semiconductor manufacturing, such as the increasing importance of vertical scaling strategies like three-dimensional architecture as well as multiple patterning to enable shrinks.
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
Wafer fabrication equipment investments were strong in the 2025 calendar year, and we believe there will be continued growth in 2026 with the AI market driving higher semiconductor industry spending across both the memory and non-memory market segments. In the short term, volatility in the semiconductor industry environment from trade restrictions, tariffs, as well as other direct and indirect risks and uncertainties discussed in Part II, Item 1A, “Risk Factors,” have had, and in the future may have, a negative impact on our revenue and operating margin. Over the longer term, we believe that secular demand for semiconductors, combined with technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will drive sustainable growth and lead to an increase in the served available market for our products and services in the deposition, etch, and clean businesses.
Lam Research Corporation 2026 Q3 10-Q 18

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	March 29, 2026	December 28, 2025
	(in thousands, except per share data and percentages)
Revenue	$5,841,488	$5,344,791
Gross margin	$2,910,527	$2,651,162
Gross margin as a percent of total revenue	49.8%	49.6%
Total operating expenses	$863,511	$840,959
Net income	$1,825,460	$1,593,994
Diluted net income per share	$1.45	$1.26
In the March 2026 quarter, revenue increased 9% compared to the three months ended December 28, 2025 (the “December 2025 quarter”), driven by an increase in systems revenue primarily resulting from increased customer investments in the DRAM market segment as well as an increase in customer support-related revenue mainly tied to our expanding installed base and higher spares, upgrades and services revenue, partially offset by decreased customer spend on non-leading-edge equipment. The deferred revenue balance was $2.22 billion at the end of the March 2026 quarter, down slightly relative to the balance at the end of the December 2025 quarter of $2.25 billion. The decrease in the deferred revenue balance included approximately $300 million of decreases in customer down payments that were largely offset by increases across other components of deferred revenue balance associated with growing business levels.
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
The increase in gross margin as a percentage of revenue in the March 2026 quarter compared to the December 2025 quarter was primarily a result of improved factory efficiencies. The increase in operating expenses in the March 2026 quarter compared to the December 2025 quarter was primarily driven by an increase in employee-related costs as a result of beginning of calendar year seasonality and higher headcount, as well as higher costs associated with workforce optimization, partially offset by lower elective deferred compensation plan-related costs and decreased outside service spend.
Our cash, cash equivalents, and restricted cash balances decreased to $4.77 billion at the end of the March 2026 quarter compared to $6.20 billion at the end of the December 2025 quarter. This decrease was primarily the result of $1.16 billion of share repurchases, including net share settlement of employee stock-based compensation and excise tax; $751.2 million of principal payments on debt instruments and debt issuance costs; $331.6 million of capital expenditures; and $325.8 million of dividends paid to stockholders, partially offset by $1.14 billion of cash generated from operating activities. Employee headcount as of March 29, 2026 was approximately 20,600.
Lam Research Corporation 2026 Q3 10-Q 19

RESULTS OF OPERATIONS
The following table presents our revenues disaggregated by geographic region:

	Three Months Ended		Nine Months Ended
	March 29, 2026	December 28, 2025	March 29, 2026	March 30, 2025
Revenue (in millions)	$5,841	$5,345	$16,510	$13,264
China	34%	35%	37%	33%
Korea	23%	20%	19%	23%
Taiwan	23%	20%	21%	19%
Japan	8%	10%	9%	9%
United States	6%	5%	6%	8%
Southeast Asia	4%	8%	6%	4%
Europe	2%	2%	2%	4%
The following table presents our revenue disaggregated between systems and customer support-related revenue:

	Three Months Ended		Nine Months Ended
	March 29, 2026	December 28, 2025	March 29, 2026	March 30, 2025
	(In thousands)
Systems revenue	$3,730,582	$3,357,493	$10,635,640	$8,053,655
Customer support-related revenue and other	2,110,906	1,987,298	5,874,812	5,210,543
	$5,841,488	$5,344,791	$16,510,452	$13,264,198

For a discussion on the March 2026 quarter compared to the December 2025 quarter, refer to “Executive Summary” above.

The increase in revenue in the nine months ended March 29, 2026 compared to the same period in the prior year was predominantly driven by increases in Foundry equipment spending by our customers, as well as higher customer support-related revenue mainly due to spares revenue.
Systems revenue includes sales of new leading-edge equipment in deposition, etch, clean and other wafer fabrication markets.
Customer support-related revenue includes sales of customer service, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant® product line.
The percentage of leading- and non-leading-edge equipment and upgrade revenue from each of the markets we serve was as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2026	December 28, 2025	March 29, 2026	March 30, 2025
Foundry	54%	59%	58%	42%
Memory	39%	34%	36%	43%
Logic/integrated device manufacturing	7%	7%	6%	15%
The decrease in the foundry market segment for the March 2026 quarter compared to the December 2025 quarter was primarily driven by lower mature node investments, while the memory market segment saw strengthened investments across both DRAM and non-volatile memory.
Lam Research Corporation 2026 Q3 10-Q 20

Gross Margin

	Three Months Ended		Nine Months Ended
	March 29, 2026	December 28, 2025	March 29, 2026	March 30, 2025
	(in thousands, except percentages)
Gross margin	$2,910,527	$2,651,162	$8,246,568	$6,389,350
Percent of revenue	49.8%	49.6%	49.9%	48.2%
Gross margin as a percentage of revenue increased in the March 2026 quarter compared to the December 2025 quarter, driven mainly by improved factory efficiencies.
The increase in gross margin as a percentage of revenue in the nine months ended March 29, 2026 compared to the same period in the prior year was primarily due to favorable changes in customer mix, slightly offset by reduced factory efficiencies from higher tariff-related spend.
Research and Development

	Three Months Ended		Nine Months Ended
	March 29, 2026	December 28, 2025	March 29, 2026	March 30, 2025
	(in thousands, except percentages)
Research & development (“R&D”)	$583,200	$573,305	$1,732,951	$1,516,209
Percent of revenue	10.0%	10.7%	10.5%	11.4%
We continued to make significant R&D investments in the March 2026 quarter focused on leading-edge deposition, etch, clean and other semiconductor manufacturing processes. R&D expense in the March 2026 quarter increased compared to the December 2025 quarter primarily driven by employee-related spend as a result of beginning of calendar year seasonality and higher headcount as well as increased costs related to workforce optimization, partially offset by lower elective deferred compensation plan-related costs.
R&D expense in the nine months ended March 29, 2026 increased compared to the same period in the prior year, mainly tied to employee-related costs as a result of higher headcount, and increased supplies spending, and depreciation expense.
Selling, General, and Administrative

	Three Months Ended		Nine Months Ended
	March 29, 2026	December 28, 2025	March 29, 2026	March 30, 2025
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$280,311	$267,654	$827,310	$713,301
Percent of revenue	4.8%	5.0%	5.0%	5.4%
SG&A expense during the March 2026 quarter increased compared to the December 2025 quarter driven by employee-related spend as a result of beginning of calendar year seasonality and higher headcount as well as costs related to workforce optimization, partially offset by lower outside service spending and elective deferred compensation plan-related costs.
SG&A expense in the nine months ended March 29, 2026 increased compared to the same period in the prior year, primarily as a result of employee-related costs due to higher headcount.
Lam Research Corporation 2026 Q3 10-Q 21

Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended		Nine Months Ended
	March 29, 2026	December 28, 2025	March 29, 2026	March 30, 2025
	(in thousands)
Interest income	$42,639	$53,155	$159,724	$176,698
Interest expense	(39,333)	(40,876)	(122,681)	(135,429)
(Losses) gains on deferred compensation plan-related assets, net	(27,265)	16,628	12,451	5,019
Foreign exchange losses, net	(1,050)	(8,034)	(14,618)	(19,505)
Other, net	(10,451)	5,537	(13,852)	(7,475)
	$(35,460)	$26,410	$21,024	$19,308

Interest income decreased in the March 2026 quarter compared to the December 2025 quarter, primarily due to lower cash balances and lower interest rates. Interest income decreased in the nine months ended March 29, 2026 compared to the same period in the prior year, primarily due to lower interest rates.
Interest expense decreased in the March 2026 quarter compared to the December 2025 quarter, primarily due to the maturity of $750.0 million of the Company’s senior notes in March 2026. Interest expense decreased in the nine months ended March 29, 2026 compared to the same period in the prior year primarily due to the maturity of $500.0 million of the Company’s senior notes in March 2025.
The gains and losses on deferred compensation plan-related assets, net were driven by fluctuations in the fair market value of the underlying funds for all periods presented.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures for all periods presented.
The variation in other, net in the March 2026 quarter and the nine months ended March 29, 2026 compared to the December 2025 quarter and to the same nine-month period in the prior year was primarily driven by fluctuations in the fair market value of equity investments.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2026	December 28, 2025	March 29, 2026	March 30, 2025
	(in thousands, except percentages)
Income tax expense	$186,096	$242,619	$719,217	$541,019
Effective tax rate	9.3%	13.2%	12.6%	12.9%

The decrease in the effective tax rate for the March 2026 quarter compared to the December 2025 quarter was primarily due to higher stock-based compensation excess tax benefits and the recognition of previously unrecognized tax benefits in the March 2026 quarter.
The effective tax rate for the nine months ended March 29, 2026 compared to the same period in the prior year remained consistent.
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
Lam Research Corporation 2026 Q3 10-Q 22

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
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, and restricted cash balances were $4.77 billion at March 29, 2026 compared to $6.41 billion as of June 29, 2025. The decrease was primarily driven by $3.60 billion of share repurchases, including net share settlement on employee stock-based compensation and excise tax; $945.3 million in dividends paid; $777.6 million in capital expenditures, and $754.1 million of principal payments on debt instruments and debt issuance costs, partially offset by cash generated from operating activities totaling $4.40 billion.
Lam Research Corporation 2026 Q3 10-Q 23

Cash Flows from Operating Activities
Net cash provided by operating activities of $4.40 billion during the nine months ended March 29, 2026 consisted of (in thousands):

Net income	$4,988,114
Non-cash charges:
Depreciation and amortization	321,891
Equity-based compensation expense	282,396
Deferred income taxes	(113,310)
Changes in operating asset and liability accounts	(1,053,956)
Other	(24,706)
$4,400,429

Changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: decreases in inventory of $224.2 million and prepaid expenses and other current assets of $136.0 million, and an increase in accounts payable of $223.8 million. These sources of cash were offset by the following uses of cash: an increase in accounts receivable of $756.2 million and decreases in accrued expenses and other liabilities of $407.5 million and deferred gross profit of $474.3 million.
Cash Flows from Investing Activities
Net cash used for investing activities during the nine months ended March 29, 2026 was $778.4 million, primarily consisting of capital expenditures for manufacturing capacity and lab infrastructure investments.
Cash Flows from Financing Activities
Net cash used for financing activities during the nine months ended March 29, 2026 was $5.24 billion, primarily consisting of $3.60 billion in treasury stock repurchases, including net share settlement on employee stock-based compensation and excise tax, $945.3 million in dividends paid, and $754.1 million of principal payments on debt instruments and debt issuance costs.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash and cash equivalents as of March 29, 2026, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, factors outside of our control, including uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, are currently, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
During the three months ended March 29, 2026, $750.0 million principal value of our 2026 Notes were settled upon maturity using available cash on hand.
In March 2026, we increased the issuance capacity under our commercial paper program (the “CP Program”) from $1.50 billion to $2.00 billion. The net proceeds from the CP Program may be used for general corporate purposes, including repurchases of our Common Stock from time to time under our stock repurchase program. As of March 29, 2026, we had no outstanding borrowings under the CP Program.
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
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk set forth in Part II, Item 7A of our 2025 Form 10-K filed with the SEC on August 11, 2025.
Lam Research Corporation 2026 Q3 10-Q 24

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to comply with Rules13a-15 and 15d-15 of the Exchange Act.
In designing and evaluating the disclosure controls and procedures, management, including the Chief Executive Officer and Chief Financial Officer, recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2026. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Lam Research Corporation 2026 Q3 10-Q 25

PART II.    OTHER INFORMATION
ITEM 1.    Legal Proceedings
Please refer to the subsection entitled “Legal Proceedings” within Note 13 “Commitments and Contingencies," to our Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
ITEM 1A.    Risk Factors
In addition to the other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because the occurrence of any of these factors could materially and adversely affect our business, operating results, financial condition, and price of our Common Stock, and they could cause our actual results to differ materially from those contemplated in any forward-looking statements. Some of the factors, events, and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events, or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. The risks and uncertainties described below are not the only ones we face. Our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present a material risk to us and our business. Therefore, the following discussion of risk factors should not be considered a complete statement of all the potential risks or uncertainties that we face. No priority or significance is intended by, nor should be attached to, the order in which the risk factors appear.
INDUSTRY AND CUSTOMER RISKS
We Depend on Creating New Products and Processes and Enhancing Existing Products and Processes for Our Success; Consequently, We Are Subject to Risks Associated with Rapid Technological Change
Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances that enable those processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products or existing products have reliability, quality, design, or safety problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, additional service and warranty expenses, and loss of market share. If we are unable to develop and manufacture products successfully, or the products that we introduce fail in the marketplace, our business, results of operations and financial condition could be materially and adversely affected. For more than 25 years, the primary driver of technology advancement in the semiconductor industry has been to shrink the lithography that prints the circuit design on semiconductor chips. That driver could be approaching its technological limit, leading semiconductor manufacturers to investigate more complex changes in multiple technologies in an effort to continue technology development. In addition, the emergence of “big data” and new tools such as machine learning and AI that capitalize on the availability of large data sets is leading semiconductor manufacturers and equipment manufacturers to pursue new products and approaches that exploit those tools to advance technology development. In the face of uncertainty on which technology solutions will become successful, we will need to focus our efforts on developing the technology changes that are ultimately successful in supporting our customers’ requirements. Our failure to develop and offer the correct technology solutions in a timely manner with productive and cost-effective products could adversely affect our business in a material way. Our failure to commercialize new products in a timely manner could result in loss of market share, unanticipated costs, and inventory obsolescence, which would adversely affect our financial results.
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
Lam Research Corporation 2026 Q3 10-Q 26

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
With increased consolidation efforts in our industry, as well as the emergence and strengthening of new, regional competitors and the potentially disruptive impact of AI, we may face increasing competitive pressures. Other companies continue to develop systems and/or acquire businesses and products that are competitive to ours and may introduce new products and product capabilities that may affect our ability to sell and support our existing products. We face a greater risk if our competitors enter into strategic relationships with leading semiconductor manufacturers covering products similar to those we sell or may develop, as this could adversely affect our ability to sell products to those manufacturers.
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
The Semiconductor Capital Equipment Industry Is Subject to Variability and Periods of Rapid Growth or Decline; We Therefore Face Risks Related to Our Strategic Resource Allocation Decisions
The semiconductor capital equipment industry has historically been characterized by rapid changes in demand. Variability in our customers’ business plans may lead to changes in demand for our equipment and services, which could negatively impact our results of operations and cash flows. The variability in our customers’ investments during any particular period is dependent on several factors, including, but not limited to, electronics demand, economic conditions (both general and in the semiconductor and electronics industries), industry supply and demand, prices for semiconductors, and our customers’ ability to develop and manufacture increasingly complex and costly semiconductor devices. The changes in demand may require our management to adjust spending and other resources allocated to operating activities, which can be made more challenging due to the multi-year nature of investments made in certain technology programs and other initiatives.
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
We regularly assess our strategic resource allocation choices in response to the changing business environment. If we do not adequately adapt to the changing business environment, we may lack the infrastructure and resources to scale up our business to
Lam Research Corporation 2026 Q3 10-Q 27

meet customer expectations and compete successfully during a period of growth, or we may expand our capacity and resources too rapidly and/or beyond what is appropriate for the actual demand environment, resulting in excess fixed costs.
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
Fluctuating levels of investment by semiconductor manufacturers may materially affect our aggregate shipments, revenues, operating results, and earnings. Where appropriate, we will attempt to respond to these fluctuations with cost management programs aimed at aligning our expenditures with anticipated revenue streams, which sometimes result in restructuring charges. Even during periods of reduced revenues, we must continue to invest in R&D and maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may harm our profitability and other financial results.
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
Lam Research Corporation 2026 Q3 10-Q 28

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
•changes in industry trends or demand drivers for semiconductor chips and semiconductor equipment, including changes in the level of investment in AI and related infrastructure;
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
•transportation, communication, demand, information technology, or supply disruptions based on factors outside our control, such as strikes, acts of God, wars, terrorist activities, international conflict, epidemics, pandemics, outbreaks of diseases or other global health emergencies, or natural or man-made disasters (including disasters resulting from climate change), including earthquakes, wildfires, hurricanes, flooding, and heat waves;
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
Lam Research Corporation 2026 Q3 10-Q 29

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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales, as reflected in Part I Item 2. Results of Operations of this quarterly report on Form 10-Q, accounted for approximately 94%, 93%, and 93% of total revenue in the nine months ended March 29, 2026 and fiscal years 2025, and 2024, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
Lam Research Corporation 2026 Q3 10-Q 30

There is inherent risk that political, diplomatic and national security influences can lead to trade disputes, impacts and/or disruptions, in particular those affecting the semiconductor industry. This can adversely affect our business with China, Japan, Korea, and/or Taiwan and perhaps the entire Asia Pacific region or global economy. A significant trade dispute, impact, and/or disruption in any area where we do business could have a materially adverse impact on our future results of operations and cash flows. For example, the conflict that began in February 2026 between the United States, Israel, a number of states in the Persian Gulf, and Iran has led to significant regional instability and disruption in the Middle East, including the closure of or restrictions on the Strait of Hormuz and attacks on transportation and energy infrastructure, which has significantly and adversely affected the supply and prices of oil, refined oil products and byproducts, liquid natural gas, as well as certain other industrial commodities, such as aluminum, helium, bromine, and sulfur. Some of these commodities are important to the semiconductor industry. As a result, this instability and disruption has adversely affected, and may in the future materially and adversely affect, our business, results of operations, and financial condition. The extent to which we may be affected by this conflict will depend on various factors, including the scope, severity, and duration of the conflict and the extent to which the conflict, or additional laws, sanctions, or trade restrictions arising from or related to the conflict, further disrupt the availability or cost of critical inputs used in the semiconductor industry. Continuation or escalation of this conflict may also magnify the impact of other risks identified in this quarterly report on Form 10-Q.
Tariffs, export controls, additional taxes, trade barriers, sanctions, the termination or modification of trade agreements, trade zones, and other duty mitigation initiatives, and any reciprocal retaliatory actions, can increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, disrupt our supply chain operations, or inhibit our ability to sell products or provide services, which has had and in the future could have a material adverse effect on our business, results of operations, or financial conditions. Certain of our international sales depend on our ability to obtain export licenses from the U.S. or foreign governments. Our inability to obtain such licenses, or an expansion of the number or kinds of sales for which export licenses are required, has limited and could in the future further limit the market for our products and has had and could in the future have an adverse impact on our revenues. As is discussed below under the heading “Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China,” the U.S. government has in recent years imposed new controls, including expanded export license requirements and restrictions on sales to certain Chinese entities that significantly impact trade with China. In addition, the U.S. government has an ongoing process of assessing technologies that may be subject to new or additional export controls, and it is possible that such additional controls, if and when imposed, could further adversely impact our ability to sell our products outside the U.S. The implementation by the U.S. government of broad export controls restricting access to our technology (such as recent controls limiting exports to China) may cause customers with international operations to reconsider their use of and reliance on our products, which could adversely impact our future revenue and profits and strengthen competitors who are not subject to such restrictions. Furthermore, there are risks that foreign governments may, among other things, take retaliatory actions; insist on the use of local suppliers; compel companies to partner with local companies to design and supply equipment on a local basis, requiring the transfer of intellectual property rights and/or local manufacturing; utilize their influence over their judicial systems to respond to intellectual property disputes or issues; and provide special incentives to government-backed local customers to buy from local competitors, even if their products are inferior to ours; all of which could adversely impact our ability to compete as well as our revenues and margins. For example, China is the primary source of supply of certain rare earth elements critical to the manufacture of certain of our products. The Chinese government has imposed export controls and license requirements on certain rare earth elements and on certain products that contain Chinese-origin rare earth elements that are manufactured outside of China (which have been suspended in part until November 2026 (unless extended)) and could expand such controls or licensing requirements in the future. Such measures could delay or prevent our suppliers from sourcing the materials, or producing the components, required for us to manufacture our products, and increase the costs of such materials or components. In addition, to the extent these controls require us to obtain export licenses for certain products manufactured outside of China, we would experience increased compliance burdens, may be unable to obtain the required licenses, and may be unable to obtain materials or components necessary to meet our production requirements or product specifications in a timely manner, or at all, or on commercially acceptable terms. The occurrence of any of these risks could materially and adversely affect our business, results of operations, financial condition, and margins.
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
Lam Research Corporation 2026 Q3 10-Q 31

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
Disruptions to Our Supply Chain and Outsource Providers Could Impact Our Ability to Meet Demand, Increase Our Costs, and Adversely Impact Our Revenue and Operating Results
Our supply chain has played and will continue to play a key role in our product development, manufacturing operations, field installation and support. Our business depends on our timely supply of products and services to meet the demand from our customers, which depends in significant part on the timely delivery of parts, materials and services, including components and subassemblies, from our direct suppliers to us, and to our direct suppliers by other companies. In addition, outsource providers have played and will continue to play a key role both in the manufacturing and customer-focused operations described above, and in many of our transactional and administrative functions, such as information technology, facilities management, and certain elements of our finance organization. These providers and suppliers might suffer financial setbacks, be acquired by third parties that restrict or preclude further business with us, become subject to exclusivity arrangements that preclude further business with us, or be unable to meet our requirements or expectation due to their independent business decisions or force majeure events that could interrupt or impair their continued ability to perform as we expect. We may also experience significant interruptions of our manufacturing operations, delays in our ability to deliver or install products or perform services or to recognize revenue, increased costs or customer order cancellations as a result of:
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
Lam Research Corporation 2026 Q3 10-Q 32

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
We Face Risks Related to the Disruption of Our Primary Manufacturing and R&D Facilities
While we maintain business continuity plans, our manufacturing and R&D facilities are concentrated in a limited number of locations. These locations are subject to disruption for a variety of reasons, such as natural or man-made disasters (including disasters resulting from climate change), including earthquakes, wildfires, hurricanes, flooding, and heat waves, epidemics, pandemics, outbreaks of diseases or other global health emergencies, war, terrorist activities, political or governmental unrest or instability, disruptions of our information technology resources, utility interruptions, international conflict, or other events beyond our control. Such disruptions may cause delays in developing or shipping our products, in engaging with customers on new product applications, or in supporting customers, which could result in the loss of business or customer trust, adversely affecting our business and operating results.
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
Lam Research Corporation 2026 Q3 10-Q 33

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
Lam Research Corporation 2026 Q3 10-Q 34

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
Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 37%, 34%, and 42% of our total revenue for the nine months ended March 29, 2026 and fiscal years 2025 and 2024, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. In recent years, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. Additionally, the U.S. government has enacted rules aimed at restricting China’s ability to manufacture advanced semiconductors, which include restrictions on exports, reexports or transfers to, or shipping, transmitting, transferring, or facilitating such movement to, or performing services at, customer facilities in China engaged in certain technology end-uses, without appropriate authorizations obtained from U.S. authorities. The U.S. Department of Commerce has also enacted rules that have expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses; has added additional Chinese companies to its restricted entity list and unverified list under suspicion of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns; and has expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including, but not limited to, Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation, and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could weaken our competitive position and materially and adversely affect our results of operations.
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
Lam Research Corporation 2026 Q3 10-Q 35

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
Lam Research Corporation 2026 Q3 10-Q 36

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
Our Leverage and Debt Service Obligations May Adversely Affect Our Financial Condition and Results of Operations
We have $3.75 billion in aggregate principal amount of senior unsecured notes outstanding (the “Senior Notes”). Additionally, we have funding available to us under our $2.00 billion commercial paper program and our $2.00 billion revolving credit facility, which serves as a backstop to our commercial paper program. Our revolving credit facility also includes an option to increase the amount up
Lam Research Corporation 2026 Q3 10-Q 37

to an additional $750.0 million, for a potential total commitment of $2.75 billion. We may, in the future, decide to enter into additional debt arrangements.
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
If One or More of Our Counterparty Financial Institutions Default on Their Obligations To Us or Fail, We May Incur Significant Losses
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, option contracts, collars and swaps with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions both in and outside of the United States. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions, which may be heightened during economic downturns and periods of uncertainty or volatility in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default, or our assets deposited or held in accounts with such counterparty, may be limited by the counterparty's liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations, financial condition, and liquidity.

Lam Research Corporation 2026 Q3 10-Q 38

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Company Shares
In May 2024, the Board of Directors authorized management to repurchase up to an additional $10.00 billion of Common Stock; this authorization supplements the remaining balance from any prior authorization. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time.
Accelerated Share Repurchase Agreements
On March 11, 2026, we entered into an accelerated share repurchase agreement (the “March 2026 ASR”) with a financial institution to repurchase a total of $200.0 million of Common Stock. We took an initial delivery of approximately 685 thousand shares, which represented 75% of the prepayment amount divided by our closing stock price on March 11, 2026. The total number of shares to be received under the March 2026 ASR will be based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount.
On April 30, 2025, we entered into accelerated share repurchase agreements (the "April 2025 ASRs") with two financial institutions to repurchase a total of $500.0 million of Common Stock. We took an initial delivery of approximately 5.2 million shares, which represented 75% of the prepayment amount divided by our closing stock price on April 30, 2025. The total number of shares received under the April 2025 ASRs was based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the April 2025 ASRs occurred in September 2025, resulting in the receipt of approximately 317 thousand additional shares, which yielded a weighted-average share price of $91.00 for the transaction period, including the effects of a 1% excise tax under the Inflation Reduction Act.
Share repurchases, including those under the repurchase program, are reflected in the table below.

Period	Total Number of Shares Repurchased		Average Price Paid per Share (1, 2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 29, 2025							$7,517,184
Quarter ended September 28, 2025	9,686	(3)	$105.67		9,686	(3)	6,527,138
Quarter ended December 28, 2025	9,387		$153.62		9,387		5,085,043
December 29, 2025 - January 25, 2026	2,205		$204.44		2,205		4,634,321
January 26, 2026 - February 22, 2026	529		$236.86		529		4,509,120
February 23, 2026 - March 29, 2026	782	(3)	$206.62		782	(3)	4,288,665
Quarter ended March 29, 2026	3,516		$210.57	(4)	3,516		$4,288,665

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
(3)    Includes shares received at initial or final settlement of accelerated share repurchase agreements; see additional disclosures above regarding our accelerated share repurchase activity during the fiscal year.
(4)    Average price paid per share presented is for the quarter ended March 29, 2026.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the Company’s fiscal quarter ended March 29, 2026, except for the following arrangements, none of the Company’s directors or officers adopted or terminated a trading arrangement for the purchase or sale of the Company’s Common Stock that was intended
Lam Research Corporation 2026 Q3 10-Q 39

to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Arrangement”) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

•On February 6, 2026, Eric K. Brandt, a member of the Board of Directors of the Company, adopted a Rule 10b5-1 Trading Arrangement. Mr. Brandt’s Rule 10b5-1 Trading Arrangement provides for the potential sale of up to 109,000 shares of Common Stock pursuant to the terms of the Rule 10b5-1 Trading Arrangement. Mr. Brandt’s Rule 10b5-1 Trading Arrangement has a termination date of October 30, 2026.

•On February 17, 2026, in connection with his retirement from his position as Executive Vice President and Chief Operating Officer of the Company, Patrick J. Lord terminated a Rule 10b5-1 Trading Arrangement that was originally adopted on October 29, 2025 (the “Terminated Plan”). The Terminated Plan had provided for: (i) the potential sale of up to 36,645 shares of Common Stock; (ii) the potential exercise of 59,490 stock options and the associated sale of up to 59,490 shares of Common Stock resulting from such exercise; (iii) the potential sale of the net shares of Common Stock resulting from the vesting of 17,244 service-based restricted stock units (net shares are net of tax withholding); and (iv) the potential sale of the net shares of Common Stock resulting from the vesting of 63,345 market-based performance restricted stock units, in each case pursuant to the terms of the Terminated Plan. The Terminated Plan contained pricing conditions that precluded or limited the sale of shares below predetermined minimum prices.

•On February 24, 2026, Timothy M. Archer, President, Chief Executive Officer and a member of the Board of Directors of the Company, adopted a Rule 10b5-1 Trading Arrangement. Mr. Archer’s Rule 10b5-1 Trading Arrangement provides for the potential exercise of up to 121,400 stock options expiring March 2, 2027 and the associated sale of up to 121,400 shares of Common Stock resulting from such exercise, in each case pursuant to the terms of the Rule 10b5-1 Trading Arrangement. Mr. Archer’s Rule 10b5-1 Trading Arrangement has a termination date of November 30, 2026.

•On March 11, 2026, Abhijit Y. Talwalkar, Chair of the Board of Directors of the Company, adopted a Rule 10b5-1 Trading Arrangement. Mr. Talwalkar’s Rule 10b5-1 Trading Arrangement provides for the potential sale of up to 18,282 shares of Common Stock pursuant to the terms of the Rule 10b5-1 Trading Arrangement. Mr. Talwalkar’s Rule 10b5-1 Trading Arrangement has a termination date of March 12, 2027.
The Rule 10b5-1 Trading Arrangements of Messrs. Talwalkar, Archer and Brandt contain pricing conditions that preclude or limit the exercise of stock options or the sale of shares, as applicable, below predetermined minimum prices. Each of the Rule 10b5-1 Trading Arrangements (other than the Terminated Plan) will terminate on the earlier of: (a) its respective termination date indicated above; (b) execution of all trades or expiration of all the orders relating to such trades under the Rule 10b5-1 Trading Arrangement; or (c) such date as the Rule 10b5-1 Trading Arrangement is otherwise terminated according to its terms.
Lam Research Corporation 2026 Q3 10-Q 40

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

Lam Research Corporation 2026 Q3 10-Q 41

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 23, 2026	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Lam Research Corporation 2026 Q3 10-Q 42