Form 10-K
period 2026-06-28
LAM RESEARCH CORP
filed 2026-08-07
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2026
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 28, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was $178,309,002,956. Common Stock held by each executive officer, director, and person who owns more than 5% of the outstanding Common Stock has been excluded from this computation based on the assumption that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.
As of August 4, 2026, the Registrant had 1,251,321 thousand outstanding shares of Common Stock.
_________________________
Documents Incorporated by Reference
Parts of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders expected to be held on or about November 3, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference herein, the Registrant’s Proxy Statement shall not be deemed to be part of this report.

 LAM RESEARCH CORPORATION
2026 ANNUAL REPORT ON FORM 10-K

Lam Research Corporation 2026 10-K 2

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K” or “2026 Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements. In some cases, forward-looking statements can be identified by words such as “aim,” “accelerate,” “anticipate,” “assume,” “believe,” “become,” “continue,” “can,” “commit,” “could,” “drive,” “estimate,” “focus,” “forecast,” “goal,” “grow,” “target,” “expect,” “increase,” “intend,” “likely,” “may,” “maintain,” “objective,” “ongoing,” “opportunity,” “pipeline,” “plan,” “possible,” “potential,” “predict,” “probable,” “progress,” “project,” “scale,” “seek,” “should,” “strategy,” “sustain,” “transition,” “will,” “work,” “would,” or variations of these words or other similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements in this report include, but are not limited to, statements concerning: our future results of operations and financial condition; our commitment to driving semiconductor breakthroughs; trends related to demand for electronic systems, including for high performance, energy efficient and highly integrated semiconductor devices, semiconductor manufacturer adoption of vertical scaling and advanced integration approaches, technology inflections, including increasing manufacturing complexity and precision requirements, and demand for our technologies and services; our belief regarding our position in deposition, etch, and clean markets and perceived opportunities for sustainable differentiation for us due to several specified factors; the performance and benefits of our products and services; trends related to increasing requirements for semiconductor device density, performance, and energy efficiency and demand for energy- and compute-intensive applications and related effects; our research and development strategy, and beliefs and expectations regarding perceived opportunities and continued investments in research and development; our efforts to maintain relationships with customers; customers continuing to establish joint ventures, alliances, and licensing arrangements and related effects on our competitive position and market opportunities; our beliefs regarding our third-party outsourcing arrangements and our ability to manage related risks; our efforts to comply with new and changing regulations and efforts to grow our business; our acquisition strategy; our environmental, social and governance (“ESG”) goals and targets; our efforts to compete in the markets we serve, to strengthen and enhance our products and services, and to maintain customer service and support; our ability to succeed in the marketplace and the implications of a semiconductor manufacturer selecting and qualifying a supplier’s equipment; our ability to continue to meet the expectations of our customers in the presence of competition and our expectations regarding our competitors’ performance; our intellectual property strategy; our approach to human capital and employment, recruitment and development activities; our environmental health and safety (“EHS”) goals and certifications; our belief regarding the condition of our facilities; our capital allocation strategy, including our intention to pay quarterly dividends, our focus to return a portion of our free cash flow to stockholders over time through dividends and share repurchases, and expected sources of funds for capital return activities; continued growth of wafer fabrication investment in calendar year 2026, including the role of the artificial intelligence (“AI”) market in driving higher spending across both the memory and non-memory market segments; our belief regarding demand for semiconductors and technology inflections in the semiconductor industry driving sustainable growth and increasing served available market for our products and services in the deposition, etch, and clean businesses; customer investments driving demand for our products and services; beliefs, estimates, and assumptions relating to our significant accounting policies, including with respect to revenue recognition, inventory valuation, and income taxes; our expectations regarding the sufficiency of our liquidity to support our anticipated business activities through the next twelve months based on anticipated cash flows and our current business outlook; the use of net proceeds from the commercial paper Program; our ability to access the capital markets; the dependence of our liquidity on our future revenues and ability to manage costs; off-balance sheet arrangements and contractual obligations; expectations regarding deferred revenue; estimates and expectations regarding equity-based compensation plans; our evaluation, expectations, and beliefs regarding deferred income taxes and carryforwards; our evaluation of uncertain tax positions and related effects if recognized; financial instruments and related fair value estimates and assumptions, and credit concentration risks; obligations under our deferred compensation plans; commitments and contingencies, including our beliefs regarding the materiality of legal proceedings and probability of a material loss; and other statements included in Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K.

These forward-looking statements are not a guarantee of future performance and involve a number of risks, uncertainties, and other factors that could cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from those expressed or implied in this Form 10-K. Such risks, uncertainties, and other factors include, among others, the following:

•our assumptions related to continued expansion of the wafer fabrication equipment market, growth of deposition and etch intensity, and scaling of our operating framework may prove invalid;
•business, economic, political and/or regulatory conditions in the consumer electronics industry, including wafer fabrication equipment spending, the semiconductor industry and the overall economy may deteriorate or change;
•the actions, performance, or investment levels of our customers and competitors may be inconsistent with our expectations;
•customer and product mix, including across market segments and geographical regions, may change;
•we may be unable to effectively manage and implement pricing actions, realize the value of our products and technology, successfully commercialize new products and technologies, or execute on perceived opportunities;
•we may be unable to achieve anticipated operational, manufacturing, supply chain, procurement, and scale efficiencies;
•customer technology transitions, capacity expansions, and fab construction projects may have different timing or be less successful than we expect;
•we may be unable to manage operating expenses effectively while continuing to invest in research and development, product innovation, customer support, and future growth opportunities;

Lam Research Corporation 2026 10-K 3

•trade regulations, export controls, tariffs, trade disputes, and other geopolitical developments may inhibit our ability to sell our products;
•supply chain cost increases, tariffs, and other inflationary pressures have impacted and may continue to impact our profitability;
•supply chain disruptions or manufacturing capacity constraints may limit our ability to manufacture and sell our products;
•natural and human-caused disasters, disease outbreaks, war, terrorism, political or governmental unrest or instability, or other events beyond our control may impact our operations and revenue in affected areas; and
•the other factors described in Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K.

You should evaluate all forward-looking statements made in this Form 10-K in the context of these risks, uncertainties, and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on our current beliefs, expectations, and assumptions about future events. Except as required by law, we do not undertake any obligation to revise or update these forward-looking statements as a result of events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
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
Demand for electronic systems supporting artificial intelligence, cloud infrastructure, communications, automotive, industrial and other intelligent systems is driving the need for high performance, energy efficient and highly integrated semiconductor devices. To meet these requirements, semiconductor manufacturers are adopting vertical scaling approaches, including three-dimensional (“3D”) architecture, more sophisticated patterning schemes, new materials, and advanced integration approaches, as traditional two-dimensional scaling is becoming more challenging. These technology inflections are increasing manufacturing complexity and precision requirements in the production of semiconductors driving demand for our advanced semiconductor fabrication technologies and services.
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

Lam Research Corporation 2026 10-K 4

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
Products

Market	Process/Application	Technology	Products
Deposition	Metal Films	Electrochemical Deposition (“ECD”) (Copper & Other)	SABRE® family
		Chemical Vapor Deposition (“CVD”) Atomic Layer Deposition (“ALD”) (Tungsten & Molybdenum)	ALTUS® family
	Dielectric Films	Plasma-enhanced CVD (“PECVD”) ALD	VECTOR® family Striker® family
Etch	Conductor Etch	Reactive Ion Etch	Kiyo® family Versys® Metal family Akara® family
	Dielectric Etch	Reactive Ion Etch	Flex® family Vantex® family
	Through-silicon Via (“TSV”) Etch	Deep Reactive Ion Etch	Syndion® family
	Selective Etch	Selective Etch	Argos® family Prevos® family Selis® family
Clean	Wafer Cleaning	Wet Clean	EOS®, DV-Prime®, Da Vinci®, SP Series families
	Bevel Cleaning	Dry Plasma Clean	Coronus® family
Dry Resist	Photoresist and Pattern Transfer	Extreme ultraviolet (“EUV”) lithography and Numerical Aperture EUV lithography	Aether® family
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

Lam Research Corporation 2026 10-K 5

ALTUS® Product Family
Tungsten and/or molybdenum deposition is used to form conductive features such as contacts, vias, and wordlines on a chip. These features are small, often narrow, and use only a small amount of metal, so minimizing resistance and achieving complete fill can be difficult. At these nanoscale dimensions, even slight imperfections can impact device performance or cause a chip to fail. Our ALTUS® systems combine CVD and ALD technologies to deposit the highly conformal or selective films as needed for advanced tungsten or molybdenum metallization (ALTUS® Halo) applications in both logic and memory. The Multi-Station Sequential Deposition architecture enables nucleation layer formation and bulk CVD/ALD fill to be performed in the same chamber (“in situ”). Our ALD technologies are used in the metal deposition of barrier films to achieve high step coverage with precise composition control relative to a conventional process.
SABRE® Product Family
Copper deposition lays down the electrical wiring for most semiconductor devices. Even the smallest defect - say, a microscopic pinhole or dust particle - in these conductive structures can impact device performance, from loss of speed to complete failure. The SABRE® ECD product family, which helped pioneer the copper interconnect transition, offers the precision needed for copper damascene manufacturing in logic and memory. System capabilities include copper deposition directly on various liner materials, which is important for next-generation metallization schemes and cobalt deposition for logic applications. For advanced packaging applications, such as forming conductive bumps, redistribution layers, TSV filling, and wafer level bonding, the SABRE® 3D family combines Lam’s SABRE Electrofill® technology with additional innovation to deliver the high-quality films needed at high productivity. The modular architecture can be configured with multiple plating and pre/post-treatment cells, providing flexibility to address a variety of packaging applications, including HBM.
Striker® Product Family
Advanced logic, memory, and imaging devices require high quality conformal dielectric films for continued device performance and area scaling, that can be addressed by ALD process. The Striker® single-wafer ALD products provide dielectric film solutions spanning a wide range of applications including low-k spacers for capacitance scaling tied to device speed, void dielectric gapfills in high aspect ratio features for isolation and device performance, high modulus patterning spacer materials that help define critical dimensions in the multiple patterning schemes. Striker® ALD products deliver targeted high quality dielectric films with excellent productivity and defect performance needed for these applications, through process and hardware innovations.
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
Akara® Product Family
Advanced conductor etch processes enable precise patterning of complex 3D semiconductor structures at angstrom-scale dimensions. Our Akara® product family delivers a high degree of process control for next-generation logic and memory devices, including gate-all-around architectures and advanced DRAM and NAND nodes. Akara® incorporates proprietary plasma technologies, to enhance etch precision, selectivity, and defect control. Integrated with Lam’s Sense.i® platform and Equipment Intelligence® solutions, Akara® is designed to support high-volume manufacturing, improve yield, and reduce overall cost of ownership.
Argos®, Prevos®, and Selis® Product Families
Selective etch processes enable the removal of targeted materials from wafer surfaces while preserving adjacent materials and are used in the fabrication of advanced logic and memory devices that require precise control at nanoscale dimensions. Semiconductor device architectures continue to evolve to address increasing requirements for device density, performance, and energy efficiency, including transitions from FinFET‑based logic devices to gate‑all‑around and nanosheet structures, and from planar to three‑dimensional memory architectures. These transitions require manufacturing processes capable of selectively and uniformly removing materials in three dimensions, increasing the importance of process control and selectivity to avoid damage to neighboring or underlying layers as device structures become more complex.

Lam Research Corporation 2026 10-K 6

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
Syndion® Product Family
Plasma etch processes used to remove silicon deep into the wafer are collectively referred to as deep silicon etch. These may be deep trenches for CMOS image sensors, trenches for power devices, TSVs for packaging, and other high aspect ratio features. The Syndion® etch product family is optimized for deep silicon etch, providing the fast process switching with depth and cross-wafer uniformity control required to achieve precision etch results. The systems support both conventional single-step etch and rapidly alternating process, which minimizes damage and delivers precise depth uniformity.
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

Lam Research Corporation 2026 10-K 7

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
Dry Resist Process and Product Family
Dry EUV resist technology is a patterning approach used in advanced semiconductor device manufacturing that enables both increases in device scaling and pattern density as well as reductions in cost and complexity. In contrast to conventional wet-spin processing, dry resist films are formed through gas-phase deposition, resulting in superior molecular purity and image fidelity with less environmental impact. An additional advantage, unique to dry resist technology, is its ability to create customized mixtures, layers, and gradients within the film itself, further enhancing pattern fidelity and device yield, and reducing overall lithography process running costs. Following EUV exposure, latent device images in the dry resist film are also developed using a completely dry process, eliminating the possibility of pattern distortions and collapse which are common in wet spin processing. By eliminating liquid chemicals, dry EUV resist processing provides the semiconductor device industry with the most capable and beneficial EUV patterning processes.
Aether® Product Family
Aether® enables vacuum‑based formation of resist underlayers and films and utilizes dry development processes to improve pattern fidelity at small pitch dimensions. Increasing demand for energy‑ and compute‑intensive applications continues to drive the need for higher memory density and lower cost per bit, for which industry adoption of EUV lithography is an important enabler. Lam’s dry photoresist technologies support the patterning process from resist application and stack formation through pattern transfer, integrating with subsequent etch and cleaning steps used in device fabrication. Dry processing also reduces the use of liquid chemicals and energy compared to conventional wet resist processes.
Fiscal Periods Presented
All references to fiscal years apply to our fiscal years, which ended June 28, 2026, June 29, 2025, and June 30, 2024.
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

Lam Research Corporation 2026 10-K 8

International Sales
A significant portion of our sales and operations occur outside the United States and, therefore, may be subject to certain risks, including but not limited to compliance with U.S. and international laws and regulations, including U.S. export restrictions; tariffs and other barriers; difficulties in staffing and managing non-U.S. operations; adverse tax consequences; foreign currency exchange rate fluctuations; changes in currency controls; and economic and political conditions. Any of these factors may have a material adverse effect on our business, financial position, and results of operations and cash flows. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Refer to Note 19 of our Consolidated Financial Statements, included in Part II, Item 8 of this 2026 Form 10-K, for the attribution of revenue by geographic region.
Long-lived Assets
Refer to Note 19 of our Consolidated Financial Statements, included in Part II, Item 8 of this 2026 Form 10-K, for information concerning the geographic locations of long-lived assets.
Customers
Our customers include many of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances, and licensing arrangements which have the potential to positively or negatively impact our competitive position and market opportunities. Refer to Note 9 of our Consolidated Financial Statements, included in Part II, Item 8 of this report, for information concerning customer concentrations. Our most significant customers during the fiscal years ending June 28, 2026, June 29, 2025, and June 30, 2024 included Micron Technology, Inc., Samsung Electronics Company, Ltd., SK hynix Inc., and Taiwan Semiconductor Manufacturing Company.
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
Certain components and sub-assemblies that we include in our products may only be obtained from a single supplier. For certain of these products, we are engaged in efforts to obtain and qualify alternative sources of supply and in some circumstances, protect against potential supply challenges by carrying inventory in excess of current need. Any prolonged inability to obtain these components could have an adverse effect on our operating results and could unfavorably impact our customer relationships.
Compliance with Government Regulations
As a public company with global operations, we are subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including, but not limited to, those related to import and export controls and other trade restrictions, national and economic security (including receipt or use of designated technologies), intellectual property rights, taxes, financial and other disclosures, corporate governance, data protection, privacy, anti-corruption, such as the Foreign Corrupt Practices Act and other local laws prohibiting corrupt payments to governmental officials, anti-boycott, compliance, conflict minerals or other social responsibility legislation, immigration or travel regulations, antitrust regulations, foreign ownership and investment, employment and labor, product and manufacturing regulations, environmental, health, and safety requirements, human rights, and laws or regulations relating to carbon emissions, such as the recent reporting requirements imposed by the State of California that require companies to provide climate-related disclosures, as well as other laws or regulations imposed in response to climate change concerns, among others. Each of these laws, rules, and regulations imposes costs on our business, including financial costs and our management’s attention associated with compliance. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, reduced net income, increased capital expenditures, and a diversion of management’s time and attention from revenue-generating activities to compliance activities. As we seek to expand our operations into new jurisdictions, grow our business in existing jurisdictions, or as laws, regulations, and standards, or the interpretation or enforcement of such laws, regulations, and standards, evolve, the scope and complexity of our compliance obligations may increase. If we are alleged or found by a court or regulatory agency not to be in compliance with the laws, regulations, or standards, our business, financial condition, competitive position, and/or

Lam Research Corporation 2026 10-K 9

results of operations could be adversely affected. For additional details, please refer to “Legal, Regulatory and Tax Risks – We Are Exposed to Various Risks from Our Regulatory Environment” and “Legal, Regulatory and Tax Risks – Intellectual Property, Indemnity, Misuse of Third-Party Information, and Other Claims Against Us Can Be Costly and We Could Lose Significant Rights That Are Necessary to Our Continued Business and Profitability” in Item 1A: Risk Factors.
Regulations that impact trade, including tariffs, export controls, additional taxes, trade barriers, sanctions, the termination or modification of trade agreements, trade zones, and other duty mitigation initiatives, and any reciprocal retaliatory actions, can increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, disrupt our supply chain operations, or inhibit our ability to sell products or provide services, all of which has had and in the future could have a material adverse effect on our business, results of operations, or financial condition. For additional details regarding the impacts of compliance with trade laws and regulations, please refer to “Business and Operational Risks – Our Future Success Depends Heavily on International Sales and the Management of Global Operations” and “Legal, Regulatory and Tax Risks – Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China” in Item 1A: Risk Factors.
Proposed regulations under consideration could require that we transition away from the usage of products containing a class of chemicals known as per- and polyfluoroalkyl substances (“PFAS”), which could adversely impact our business, operations, revenue, costs, and competitive position. For additional details regarding the impacts of compliance with laws and regulations related to PFAS, please refer to “Business and Operational Risks – Disruptions to Our Supply Chain and Outsource Providers Could Impact Our Ability to Meet Demand, Increase Our Costs, and Adversely Impact Our Revenue and Results of Operations” in Item 1A: Risk Factors.
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
Product, People and Planet
We seek to innovate at the atomic scale – plus help to create a sustainable world where our people, communities, and the environment thrive. Our Global Impact Report for calendar year 2025 details, among other items, a number of ESG goals. One such goal is to achieve net zero emissions by 2050, which we are working to achieve in part by meeting a number of interim targets related to our environmental impact. There have been no material impacts to capital expenditures or our results of operations associated with this goal, and there are no material cash commitments associated with the goal as of the fiscal year ended June 28, 2026.
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

Lam Research Corporation 2026 10-K 10

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
We face competition from a number of established and emerging equipment companies in the industry. We expect our competitors to continue to improve the design and performance of their current products and processes, to introduce new products and processes with enhanced price/performance characteristics, and to provide more comprehensive offerings of products. If our competitors make acquisitions or enter into strategic relationships with leading semiconductor manufacturers, or other entities, covering products similar to those we sell, our ability to sell our products to those customers could be adversely affected. Government and other initiatives to encourage local semiconductor manufacturing and supply chain in countries outside of the U.S., including China, could increase competition from domestic equipment and spare parts manufacturers in those countries. Additionally, the U.S. Government has enacted a number of export controls regulating the sales of certain technologies to customers in China, including entity listings of multiple customers, thus restricting the sales of equipment and spare parts by U.S. equipment suppliers. This provides an advantage to our international competitors that are not subject to these restrictions. There can be no assurance that we will continue to compete successfully in the future.
Patents and Licenses
Our policy is to seek patents on inventions relating to new or enhanced products and processes developed as part of our ongoing research, engineering, manufacturing, and support activities. We currently hold a number of U.S. and foreign patents and applications covering various aspects of our products and processes. Our patents, which cover innovative and valuable aspects of our past and present core products, have current durations ranging from approximately one to twenty years. We believe that, although the patents we own and may obtain in the future will be of value, they alone will not determine our success. Our success depends principally upon our research and development, engineering, marketing, support, and delivery skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our products, manufacturing techniques, and processes and may be more limited in our ability to exclude competitors than would otherwise be the case. In addition, other companies and inventors may receive patents that contain claims applicable to our products and processes. The sale of products covered by patents of others could require licenses that may not be available on terms acceptable to us, or at all. For further discussion of legal matters, see Item 3, “Legal Proceedings,” of this report.
Human Capital
Lam is proud to be a driving force in shaping the global semiconductor talent workforce. In labs, manufacturing centers, and offices worldwide, our people combine deep technical expertise with connection and collaboration. We promote continuous learning among employees at every level and offer resources to help people thrive inside and outside the workplace. Beyond supporting professional development, we offer programs designed to enhance safety and well-being, foster teamwork and connection, and support future-ready communities worldwide.
As of August 4, 2026, we had approximately 23,300 regular full-time employees, of which over 26% were engaged in research and development. Approximately 38% of our regular full-time employees are located in the United States, 56% in Asia, and 6% in Europe.
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

Lam Research Corporation 2026 10-K 11

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
Employee Health and Safety
Prioritizing the health, safety, and well-being of our employees is critical to our ongoing success. We invest in education, awareness, monitoring, and prevention programs to help recognize and control safety hazards. Our goal is to apply our EHS policies, programs, and response plans to anywhere we operate and to extend them to anyone who works on our sites with the intent to provide a safe environment during both routine and extraordinary circumstances. People managers in field support, manufacturing, R&D, warehouse, and logistics operations undergo formal safety leadership training biannually to enhance their skills in safety management and communication. We screen contractors’ safety performance and require contractor compliance with specified safety standards.
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
Information about our Executive Officers
As of August 4, 2026, the executive officers of Lam Research were as follows:

Name	Age	Position(s)
Timothy M. Archer	59	President, Chief Executive Officer
Douglas R. Bettinger	59	Executive Vice President, Chief Financial Officer
Seshasayee (Sesha) Varadarajan	51	Executive Vice President, Chief Operating Officer
Neil J. Fernandes	59	Senior Vice President, Global Customer Operations
Ava A. Harter	56	Senior Vice President, Chief Legal Officer and Secretary
Vahid Vahedi	60	Senior Vice President, Chief Technology and Sustainability Officer
Karthikeyan (Karthik) Rammohan	57	Senior Vice President, Global Operations and Enterprise Solutions
Timothy M. Archer has served as our president and chief executive officer and as a member of our Board of Directors since December 2018. Prior to this, he served as our president and chief operating officer, from January 2018 to November 2018. Mr. Archer joined us in June 2012 as our executive vice president, chief operating officer. Prior to joining us, he spent 18 years at Novellus Systems, Inc., (“Novellus”) in various technology development and business leadership roles, including most recently as chief operating officer from January 2011 to June 2012; executive vice president of Worldwide Sales, Marketing, and Customer Satisfaction from September 2009 to January 2011; and executive vice president of the PECVD and Electrofill Business Units from November 2008 to September 2009. His tenure at Novellus also included assignments as senior director of technology for Novellus Systems Japan from 1999 to 2001 and senior director of technology for the Electrofill Business Unit from April 2001 to April 2002. He started his career in 1989 at Tektronix, where he was responsible for process development for high-speed bipolar ICs. Mr. Archer has served as a member of the board of directors of Johnson Controls International plc since March 2024, where he is a member of the governance and sustainability committee. He also serves on the International Board of Directors for SEMI. From 2020 to 2022, Mr. Archer served as chair of the board for the National GEM Consortium. Mr. Archer completed the Program for Management Development at the Harvard Graduate School of Business and earned a B.S. degree in applied physics from the California Institute of Technology.
Douglas R. Bettinger is our executive vice president and chief financial officer with responsibility for Finance, Tax, Treasury, and Investor Relations and Corporate Analytics. Prior to joining the Company in 2013, Mr. Bettinger served as senior vice president and chief financial officer of Avago Technologies (now Broadcom Inc.) from 2008 to 2013. From 2007 to 2008, he served as vice president of Finance and corporate controller at Xilinx, Inc., and from 2004 to 2007, he was chief financial officer at 24/7 Customer. Mr. Bettinger worked at Intel Corporation from 1993 to 2004, where he held several senior-level finance positions, including corporate planning and reporting controller and Malaysia site operations controller. Mr. Bettinger currently serves on the Board of Directors of Lattice Semiconductor Corporation and the Industrial Advisory Board of the University of Wisconsin College of Engineering and from 2018 to 2025, he served on the SEMI Board of Industry Leaders. Mr. Bettinger earned an M.B.A. degree in finance from the University of Michigan and a B.S. degree in economics from the University of Wisconsin in Madison.

Lam Research Corporation 2026 10-K 12

Sesha Varadarajan is our chief operating officer, a position he has held since March 2026. Mr. Varadarajan previously served as senior vice president of the Global Products Group beginning March 2023; senior vice president and general manager of the Deposition Business Unit beginning February 2018; and group vice president of the Deposition product group beginning September 2013. Previously, he served as the head of the PECVD/Electrofill Business Unit between June 2012 and September 2013. Prior to our acquisition of Novellus in June 2012, Mr. Varadarajan was senior vice president and general manager of Novellus’ PECVD and Electrofill Business Units. He joined Novellus in 1999 as a process engineer with the Electrofill Business Unit and held various roles in that business unit before being appointed director of technology in 2004. Between 2006 and 2008, he worked in the PECVD Business Unit, initially as director of technology, until being promoted to product general manager. In 2009, he returned to the Electrofill Business Unit as vice president and general manager. In mid-2011, he was promoted to senior vice president and general manager, where he was also responsible for the PECVD Business Unit. Mr. Varadarajan earned an M.S. degree in manufacturing engineering and material science from Boston University and a B.S. degree in mechanical engineering from the University of Mysore.
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
Karthik Rammohan has served as senior vice president, global operations and enterprise solutions since March 2026. He previously served as group vice president, global operations, beginning May 2022; group vice president and general manager of the customer support business group, beginning September 2020; corporate vice president and deputy general manager of the customer support business group, beginning June 2018; and vice president, global business operations and customer support business group, beginning March 2015. Earlier in his tenure with the Company, Dr. Rammohan held various finance roles. Prior to joining the Company, Dr. Rammohan spent 10 years at Novellus in finance, treasury, and business development roles. He previously served as a staff process engineer at National Semiconductor and as a product engineer at International Rectifier. Dr. Rammohan holds an M.B.A. from Cornell University, a Ph.D. and M.S. in materials science and engineering from the University of Southern California, and a B.S. in metallurgical engineering from the Indian Institute of Technology, Bombay.
Item 1A.     Risk Factors
In addition to the other information in this Annual Report on Form 10-K (“2026 Form 10-K”), the following risk factors should be carefully considered in evaluating us and our business because the occurrence of any of these factors could materially and adversely affect our business, results of operations, financial condition, and price of our Common Stock, and they could cause our actual results to differ materially from those contemplated in any forward-looking statements. Some of the factors, events, and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events, or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. The risks and uncertainties described below are not the only ones we face. Our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present a material risk to us and our business. Therefore, the following discussion of risk factors should not be considered a complete statement of all the potential risks or uncertainties that we face. No priority or significance is intended by, nor should be attached to, the order in which the risk factors appear.

Lam Research Corporation 2026 10-K 13

INDUSTRY AND CUSTOMER RISKS
We Depend on Creating New Products and Processes and Enhancing Existing Products and Processes for Our Success; Consequently, We Are Subject to Risks Associated with Rapid Technological Change
Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances that enable those processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products or existing products have reliability, quality, design, or safety problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, additional service and warranty expenses, and loss of market share. If we are unable to develop and manufacture products successfully, or the products that we introduce fail in the marketplace, our business, results of operations and financial condition could be materially and adversely affected. For more than 25 years, the primary driver of technology advancement in the semiconductor industry has been to shrink the lithography that prints the circuit design on semiconductor chips. That driver could be approaching its technological limit, leading semiconductor manufacturers to investigate more complex changes in multiple technologies in an effort to continue technology development. In addition, the emergence of “big data” and new tools such as machine learning and AI that capitalize on the availability of large data sets is leading semiconductor manufacturers and equipment manufacturers to pursue new products and approaches that exploit those tools to advance technology development. In the face of uncertainty on which technology solutions will become successful, we will need to focus our efforts on developing the technology changes that are ultimately successful in supporting our customers’ requirements. Our failure to develop and offer the correct technology solutions in a timely manner with productive and cost-effective products could adversely affect our business in a material way. Our failure to commercialize new products in a timely manner could result in loss of market share, unanticipated costs, and inventory obsolescence, which would adversely affect our business, results of operations and financial condition.
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
We Face a Challenging and Complex Competitive Environment
We face significant competition from multiple competitors, and our competitors may be able to develop products comparable or superior to those we offer or may adapt more quickly to new technologies or evolving customer requirements. In particular, while we continue to develop product enhancements that we believe will address future customer requirements, we may fail in a timely manner to identify those future customer requirements, to devote appropriate resources to developing products to address those requirements, or to complete the development or introduction of these additional product enhancements successfully, or these product enhancements may not achieve market acceptance or be competitive. Accordingly, competition may intensify, and we may be unable to continue to compete successfully in our markets, which could have a material adverse effect on our revenues, results of operations, and financial condition.
With increased consolidation efforts in our industry, as well as the emergence and strengthening of new, regional competitors and the impact of AI, we may face increasing competitive pressures. Other companies continue to develop systems and/or acquire businesses and products that are competitive to ours and may introduce new products and product capabilities that may affect our ability to sell and support our existing or new products. We face a greater risk if our competitors enter into strategic relationships with leading semiconductor manufacturers covering products addressing applications similar to those we sell or may develop products for, as this could adversely affect our ability to sell products to those manufacturers for those applications. We also face greater risk if our competitors acquire, or otherwise obtain control over, third parties that supply us with key intellectual property, technology, materials, components, software, or other inputs critical to our products and processes, as this could limit or condition our access to these inputs, result in the termination or non‑renewal of licenses or supply arrangements, restrict our ability to use or develop certain technologies, or otherwise disadvantage us relative to our competitors, which could adversely affect our product development, processes, and competitive position.

Lam Research Corporation 2026 10-K 14

We believe that to remain competitive we must devote significant financial resources to offer products that meet our customers’ needs, to maintain customer service and support centers worldwide, and to invest in product and process R&D. Technological changes and developing technologies have required, and are expected to continue to require, new and costly investments. Certain of our competitors, including those that are created and financially backed by foreign governments, have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support resources than we do and therefore have the potential to offer customers a more comprehensive array of products and/or product capabilities, which enables them to achieve additional relative success in the semiconductor equipment industry. These competitors may deeply discount or give away products similar to those that we sell, challenging or even exceeding our ability to make similar accommodations and threatening our ability to sell those products. We also face competition from our own customers, who in some instances have established affiliated entities that manufacture equipment similar to ours. In addition, we face competition from companies that exist in a more favorable legal or regulatory environment than we do, who are able to sell products for certain applications at certain customers that we are prohibited from selling to under applicable export controls, allowing the freedom of action in ways that we may be unable to match and potentially contributing to the strengthening of such companies’ ability to compete with us. In many cases, speed to solution is necessary for customer satisfaction and our competitors may be better positioned to achieve these objectives. For these reasons, we may fail to continue to compete successfully worldwide.
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
During periods of rapid growth or decline in demand for our products and services, we may face significant challenges in maintaining adequate financial and business controls, management processes, information systems, and procedures for training, assimilating, and managing our workforce, and in appropriately sizing our supply chain infrastructure and facilities, work force, and other components of our business on a timely basis. If we do not adequately meet these challenges during periods of increasing or declining demand, our results of operations and financial condition may be negatively impacted.
We regularly assess our strategic resource allocation choices in response to the changing business environment. If we do not adequately adapt to the changing business environment, we may lack the infrastructure and resources to scale up our business to meet customer expectations and compete successfully during a period of growth, which could have a material adverse effect on our business, reputation, results of operations, financial condition, and/or our market share, or we may expand our capacity and resources too rapidly and/or beyond what is appropriate for the actual demand environment, which could result in excess fixed costs and have a material adverse effect on our results of operations and financial condition. For example, the growth of AI technologies and related infrastructure has been and is expected to continue to be a significant driver of capital equipment expenditures by semiconductor manufacturers across both the memory and non-memory market segments and requires us to respond (sometimes rapidly) to changes in demand for our products and services, including by expanding our equipment manufacturing capabilities and hiring additional personnel. If we are unable to effectively scale our business to meet our customers’ requirements in response to AI-driven demand, we may lose market share, and our business, reputation, results of operations, and financial condition could be harmed.
During transitional periods, as is the case with the rapid adoption of AI technologies, resource allocation decisions can have a significant impact on our future performance, particularly if we have not accurately anticipated industry changes. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively.
Future Declines in the Semiconductor Industry, and the Overall World Economic Conditions on Which It Is Significantly Dependent, Could Have a Material Adverse Impact on Our Results of Operations and Financial Condition
Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. With the consolidation of customers within the industry, the semiconductor

Lam Research Corporation 2026 10-K 15

capital equipment market has in the past experienced and may in the future experience rapid changes in demand driven both by changes in the market generally and the plans and requirements of particular customers. The economic, regulatory, political, and business conditions occurring nationally, globally, or in any of our key sales regions, which are often unpredictable, have historically impacted and may in the future impact customer demand for our products and services and normal commercial relationships with our customers, suppliers, and creditors. Additionally, in times of economic uncertainty, our customers’ budgets for our products, or their ability to access credit to purchase them, could be adversely affected. This would limit their ability to purchase our products and services. As a result, changing economic, regulatory, political or business conditions can cause material adverse changes to our results of operations and financial condition, including, but not limited to:
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
For example, the growth of AI technologies and related infrastructure has been and is expected to continue to be a significant driver of capital equipment expenditures of semiconductor manufacturers across both the memory and non-memory market segments we serve. However, customer decisions regarding the amount and timing of capital expenditures and the demand for our products and services could change rapidly and be impacted by factors outside of our control. These factors may include, without limitation: changes in actual or anticipated AI-driven demand for AI-related infrastructure or compute power to support AI models, tools, and other applications, including due to slower-than-anticipated adoption of AI technologies, increases in compute efficiency, or oversupply of AI-related infrastructure compute power; advances in fabrication processes, technology inflections or changes in technology architectures; new and emerging technologies or market drivers; actual or anticipated production capacity, utilization, and volumes of semiconductor manufacturers relative to demand for semiconductor devices; changes in end-user demand or behavior; the timing of or constraints on increases to AI-related infrastructure or semiconductor manufacturing capacity; the availability and cost of capital, including increases in interest rates or tightening in global capital markets; the availability and amount of government subsidies and incentives; the regulation of AI or related infrastructure technologies by government or other regulatory agencies; and geopolitical or macroeconomic instability, including wars, terrorism, political unrest, public health emergencies, inflation, recessionary conditions, trade restrictions, export controls, boycotts, and other business disruptions.
Fluctuating levels of investment by semiconductor manufacturers may materially affect our aggregate shipments, revenues, results of operations, and cash flows. Where appropriate, we endeavor to attempt to respond to these fluctuations with cost management programs aimed at aligning our expenditures with anticipated revenue streams, which sometimes result in restructuring charges. Even during periods of reduced revenues, we must continue to invest in R&D and maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may harm our profitability and other financial results.
We Have a Limited Number of Key Customers
Sales to a limited number of large customers constitute a significant portion of our overall shipments, revenue, cash flows, and profitability. As a result, the actions of even one customer may subject us to variability in those areas is difficult to predict. In addition, large customers may be able to negotiate requirements that result in decreased pricing, increased costs, and/or lower margins for us, and limitations on our ability to share technology with others. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers so that the failure of even one of these key customers to pay its obligations to us could significantly impact our results of operations, and financial condition.
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
Similarly, our customers may partner with, or follow the lead of, educational or research institutions that establish processes for accomplishing various tasks or manufacturing steps. If those institutions utilize a competitor’s equipment when they establish those processes, it is likely that customers will tend to use the same equipment in setting up their own manufacturing lines. Even if they select our equipment, the institutions and the customers that follow their lead could impose conditions on acceptance of that

Lam Research Corporation 2026 10-K 16

equipment, such as adherence to standards and requirements or limitations on how we license our proprietary rights, that increase our costs or require us to take on greater risk. These actions could adversely impact our market share, results of operations, and financial condition.
BUSINESS AND OPERATIONAL RISKS
Our Revenues and Results of Operations Are Variable
Our revenues and results of operations may fluctuate significantly from quarter to quarter or year to year due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit from a small number of transactions can unfavorably affect results of operations in a particular quarter or year. Factors that may cause our results of operations to fluctuate include, but are not limited to:
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
•the impact of stagnating or worsening business and economic conditions, including inflationary pressures, general economic slowdown or a recession, actual or anticipated changes in interest rates, reductions in government spending or other changes in monetary policy, or adverse financial or commodity markets activity or macroeconomic conditions, including as a result of geopolitical conflicts;
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
•the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations or to meet increases in demand for their products or services, including due to limited production capacity or constrained access to raw materials or components (such as rare earth elements), which could result in delays, higher costs, or an inability to fulfill orders;
•the impact of manufacturing difficulties or constraints on expanding manufacturing capacity by us or our customers or suppliers;
•customer cancellations or delays in shipments, installations, customer payments, and/or customer acceptances;
•the extent that customers continue to purchase and use our products and services in their business;
•any disruption to our relationship with, or loss of business from, customers, including due to actual or alleged non-compliance with contractual or other customer requirements, applicable laws, rules, or regulations, or breaches of customer trust;
•our customers’ reuse of existing and installed products, to the extent that such reuse decreases their need to purchase new products or services;
•our ability to develop, introduce, and market new, enhanced, and competitive products in a timely manner;
•our competitors’ introduction of new products;
•legal or technical challenges to our products and technologies;
•transportation, communication, demand, information technology, or supply disruptions based on factors outside our control, such as strikes, force majeure events, wars, terrorist activities, international conflict, epidemics, pandemics, outbreaks of diseases or other global health emergencies, or natural or man-made disasters (including disasters resulting from climate change), including earthquakes, wildfires, hurricanes, flooding, and heat waves;
•management of supply chain risks; and
•changes in our estimated effective tax rate.

Lam Research Corporation 2026 10-K 17

Our Business Relies on Technology, Data, Intellectual Property and Other Sensitive Information That is Susceptible to Cybersecurity and Other Threats or Incidents
Our business is dependent upon the use and protection of technology, data, intellectual property and other sensitive information, which may be owned by, or licensed to, us or third parties, such as our customers and vendors. We maintain and rely upon certain critical information systems for the creation, transmission, use and storage of much of this information, and for the effective operation of our business. These information systems include, but are not limited to, telecommunications, the Internet, our corporate intranet, various computer hardware and software applications (some of which may be integrated into the products that we sell or be required in order to provide the services that we offer), network communications, and email. These information systems may be owned and maintained by us, our outsourced providers, or third parties such as vendors, contractors, customers and Cloud providers. In addition, we make use of Software-as-a-Service (“SaaS”) products for certain important business functions that are provided by third parties and hosted on their own networks and servers, or third-party networks and servers, all of which rely on networks, email and/or the Internet for their function.
The technology, data, intellectual property and other sensitive information we seek to protect, and the information systems used to store, process, or transmit such information, are subject to loss, unauthorized access, unauthorized release, misappropriation, misuse, disruption, breach, degradation, or failure, any of which could have a material adverse effect on our business or operations. Such events may result from various possible causes, including mistakes or unauthorized actions by our employees, contractors, or other third parties, or cyberattacks or other malicious activities by third parties, including industrial, corporate, or other espionage, criminal hackers, or state-sponsored intrusions, by methods that include exploitation of known or unknown software or hardware vulnerabilities, viruses, malware, ransomware, social engineering (such as phishing schemes), credential harvesting, denial of service attacks, destructive or inadequate code, software or hardware failure, power failures, or physical damage to computers, hard drives, communication lines, or networking equipment, in each case with respect to us or the third-party product and service providers upon which we rely. We or our third-party product and service providers may not be able to anticipate, identify, or implement effective preventive measures against cyberattacks or data security incidents and, even if timely identified, we or our third-party product and service providers may not be able to remediate such attacks or incidents in a timely and effective manner, or to mitigate or avoid adverse impacts resulting from any such attacks or incidents. These threats continue to evolve and may include the use of tools and techniques that change frequently or may be disguised or difficult to detect, or designed to circumvent security controls, evade detection, or remove forensic evidence, or remain dormant until a triggering event, or that may continue undetected for an extended period of time, which may hinder our or our third-party product and service providers’ ability to identify, investigate, and remediate attacks or incidents in a timely and effective manner, or to mitigate or avoid adverse impacts resulting from any such attacks or incidents. In addition, the development and deployment of AI models, tools, and other applications expose us, our customers, suppliers, and other third-party providers to increased and novel risks and vulnerabilities, including prompt injection, hallucinations, errors, and other issues related to AI agents, as well as the risk of compromise of valuable intellectual property. For example, the autonomous nature of agentic AI increases the risk that agents learn to circumvent security controls, and certain generative AI systems and large language models may, in order to satisfy user prompts, access or retrieve data using the credentials, permissions, or access rights of the user or connected systems, which may increase the risk of unauthorized access, data leakage, or improper use of sensitive or proprietary information. To the extent AI capabilities improve and are increasingly adopted, they may be used to introduce, identify, or exploit vulnerabilities and to implement increasingly sophisticated cybersecurity attacks and could materially and adversely impact our business or operations. In addition, even if we or our third-party product and service providers are able to develop patches or other mitigations to address newly identified vulnerabilities, the pace at which AI enables the discovery and exploitation of such vulnerabilities may exceed our or our third-party product and service providers’ ability to implement such patches and mitigations quickly enough to prevent the exploitation of such vulnerabilities.
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
•the shutdown or disruption of the proper function of our products, services and/or operations;
•the failure of our or our customers’ manufacturing processes;
•errors in the output of our work or our customers’ work;
•the loss or public exposure of the personal or other confidential information of our employees, customers or other parties;
•the unauthorized public release of customer financial and business plans, customer orders and operational results;
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
While we have implemented International Organization for Standardization (“ISO”) 27001 compliant security procedures and virus protection software, intrusion prevention systems, identity and access control, and emergency recovery processes, and we carefully

Lam Research Corporation 2026 10-K 18

select our third-party providers of information systems, to mitigate risks to the information systems that we rely on and to the technology, data, intellectual property and other sensitive information we seek to protect, those security procedures and mitigation and protection systems cannot be guaranteed to be fail-safe, and we may still suffer cybersecurity and other incidents, which could have a material adverse effect on our business or operations. It has been difficult and may continue to be difficult to hire and retain employees with substantial cybersecurity acumen. In addition, there have been and may continue to be instances of our policies and procedures not being effective in enabling us to identify risks, threats and incidents in a timely manner, or at all, to mitigate the impact of such incidents when they occur, or to respond expediently, appropriately and effectively when incidents occur and repair any damage caused by such incidents, and such occurrences could have a material adverse effect on our business.
We Use Artificial Intelligence in Our Business, and Challenges with Properly Managing Its Use Could Result in Reputational Harm, Competitive Harm, and Legal Liability, and Materially and Adversely Affect Our Results of Operations.
We are increasingly using AI tools as part of our business, including internally developed machine learning tools and large language models provided by third parties. For example, we use or are seeking to use AI tools to enhance research and development, manufacturing, installation, and servicing of our products, services delivery, supply chain management, sales and marketing, and compliance activities. We are also pursuing additional opportunities to incorporate AI tools, including agentic AI, into our business, including our products and services, and we expect this trend to continue. There are significant risks involved in developing and deploying AI, and there can be no assurance that our usage of AI will enhance our business, products or services, including our productivity, operational efficiency, effectiveness, or profitability. For example, if the AI tools we utilize are flawed or fail to execute properly, our ability to deliver our products and services to our customers may be adversely impacted. In addition, our competitors may incorporate AI tools into their products or operational processes more quickly or more successfully than us, which could have a material adverse effect on our competitive position, reputation and results of operations.
The intellectual property rights, including patent and copyright rights, associated with artificial intelligence have not been fully addressed by U.S. and foreign courts, and there remains uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for artificial intelligence-generated technologies and relevant system inputs and outputs. The courts and regulators have not clearly defined the scope for artificial intelligence-generated content, algorithms or trained models. If we fail to secure or maintain protection for the intellectual property rights concerning technologies developed using artificial intelligence, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products, which could adversely affect our business, reputation, results of operations, or financial condition.
Our use or future adoption of artificial intelligence in our business, which may include tools developed by third parties, could expose us to breach of a data or software license, website terms of service claims, claimed violations of privacy rights or other tort claims. Further, although we have taken measures to prohibit such use, our employees’ use of third-party or publicly available artificial intelligence or other software tools may inadvertently result in the disclosure of our intellectual property, proprietary information or other sensitive or confidential data into the public domain, which could expose us to legal liability, diminish the value of our intellectual property, weaken our competitive position and harm our reputation.
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales accounted for approximately 93% of total revenue in each of the fiscal years 2026, 2025, and 2024. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
We are subject to various challenges related to international sales and the management of global operations including, but not limited to:
•domestic and international trade regulations, policies, practices, relations, disputes, and issues;
•domestic and international tariffs, export controls, and other barriers;
•developing customers and/or suppliers who may have limited access to capital resources;
•global or national economic and political conditions;
•changes in currency controls;
•differences in the enforcement of intellectual property and contract rights in varying jurisdictions;
•our ability to respond to customer and foreign government demands for locally sourced systems, spare parts, and services and to develop the necessary relationships with local suppliers;
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

Lam Research Corporation 2026 10-K 19

There is inherent risk that political, diplomatic and national security influences can lead to trade disputes, impacts and/or disruptions, in particular those affecting the semiconductor industry. This can adversely affect our business in China, Japan, Korea, and/or Taiwan and perhaps the entire Asia Pacific region or worldwide. A significant trade dispute, impact, and/or disruption in any area where we do business could have a materially adverse impact on our future results of operations and cash flows. For example, the conflict that began in February 2026 between the United States, Israel, a number of states in the Persian Gulf, and Iran has led to significant regional instability and disruption in the Middle East, including the closure of or restrictions on the Strait of Hormuz, threatened or actual attacks on vessels in the Red Sea, and threatened or actual attacks on transportation and energy infrastructure, which has significantly and adversely affected the supply and prices of oil, refined oil products and byproducts, liquid natural gas, as well as certain other industrial commodities, such as aluminum, helium, bromine, and sulfur. Some of these commodities are important to the semiconductor industry. As a result, this instability and disruption has adversely affected, and may in the future materially and adversely affect, our business, results of operations, and financial condition. The extent to which we may be affected by this conflict will depend on various factors, including the scope, severity, and duration of the conflict and the extent to which the conflict, or additional laws, sanctions, or trade restrictions arising from or related to the conflict, further disrupt the availability or cost of critical inputs used in the semiconductor industry. Continuation or escalation of this conflict may also magnify the impact of other risks identified in this 2026 Form 10-K.
Tariffs, export controls, additional taxes, trade barriers, sanctions, the termination or modification of trade agreements, trade zones, and other duty mitigation initiatives, and any reciprocal retaliatory actions, can increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, disrupt our supply chain operations, or inhibit our ability to sell products or provide services, all of which has had and in the future could have a material adverse effect on our business, results of operations, or financial condition. For example, our business requires steel and aluminum to manufacture our products, and the imposition of tariffs on steel and aluminum imports into the United States increased our manufacturing costs in fiscal year 2026, which adversely impacted our margins. Certain of our international sales depend on our ability to obtain export licenses from the U.S. or foreign governments. Our inability to obtain such licenses, or an expansion of the number or kinds of sales for which export licenses are required, has limited and could in the future further limit the market for our products and has had and could in the future have an adverse impact on our revenues. As is discussed below under the heading “Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China,” the U.S. government has in recent years imposed new controls, including expanded export license requirements and restrictions on sales to certain Chinese entities that significantly impact trade with China. In addition, the U.S. government has an ongoing process of assessing technologies that may be subject to new or additional export controls, and it is possible that such additional controls, if and when imposed, could further adversely impact our ability to sell our products outside the United States. The implementation by the U.S. government of broad export controls restricting access to our technology (such as recent controls limiting exports to China) may cause customers with international operations to reconsider their use of and reliance on our products, which could adversely impact our future revenue and profits and strengthen competitors who are not subject to such restrictions. Furthermore, there are risks that foreign governments may, among other things, take retaliatory actions; insist on the use of local suppliers; compel companies to partner with local companies to design and supply equipment on a local basis, requiring the transfer of intellectual property rights and/or local manufacturing; utilize their influence over their judicial systems to respond to intellectual property disputes or issues; and provide special incentives to government-backed local customers to buy from local competitors, even if their products are inferior to ours; all of which could adversely impact our ability to compete as well as our revenues and margins. For example, China is the primary source of supply of certain rare earth elements critical to the manufacture of certain of our products. The Chinese government has imposed export controls and license requirements on certain rare earth elements and on certain products that contain Chinese-origin rare earth elements that are manufactured outside of China (which have been suspended in part until November 2026 (unless extended)) and could expand such controls or licensing requirements in the future. Such measures could delay or prevent our suppliers from sourcing the materials, or producing the components, required for us to manufacture our products, and increase the costs of such materials or components. In addition, to the extent these controls require us to obtain export licenses for certain products manufactured outside of China, we would experience increased compliance burdens, may be unable to obtain the required licenses, and may be unable to obtain materials or components necessary to meet our production requirements or product specifications in a timely manner, or at all, or on commercially acceptable terms. The occurrence of any of these risks could materially and adversely affect our business, results of operations, financial condition, and margins.
Our customers (and their customers and other downstream parties) may also be adversely affected by the tariffs, export controls, and other trade issues described above. Additionally, certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. The supplies, equipment, raw materials, and other inputs necessary for the businesses of our customers and other downstream parties could become more difficult to obtain for various reasons, including, but not limited to, business interruptions of suppliers, reduced availability of labor, transit disruptions, consolidation in their supply chain, export controls, sanctions, trade restrictions, tariffs, geopolitical tensions, economic circumstances, conflict, or political conditions. If the ability of downstream parties to source the inputs needed to produce their products is impaired, then demand for our products may be adversely impacted. This could have a material adverse effect on our business, results of operations, or financial condition.
We are exposed to potentially adverse movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations primarily related to revenues denominated in Japanese yen and expenses denominated in euro, Korean won, Malaysian ringgit, and Indian rupee. Currently, we hedge certain anticipated foreign currency cash flows, primarily anticipated revenues denominated in Japanese yen and expenses denominated in euro, Korean won, Malaysian ringgit, and Indian rupee. In addition, we enter into foreign currency hedge contracts to

Lam Research Corporation 2026 10-K 20

minimize the short-term impact of the foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily cash, third-party accounts receivables, accounts payables, and intercompany receivables and payables. We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of the underlying exposures and our forecasts of those exposures may leave us either over or under hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, expenses, monetary assets, and liabilities, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated monetary assets and liabilities (other than those currency exposures previously discussed), and currently we do not enter into foreign currency hedge contracts against these exposures. Therefore, we are subject to potential unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) in these currencies.
The magnitude of our overseas business also affects where our cash is generated. Certain uses of cash, such as share repurchases, payment of dividends, or the repayment of our indebtedness, can usually only be made with onshore cash balances. Since the majority of our cash is generated outside of the United States, this may impact certain business decisions and outcomes with respect to our priorities for the use of cash or the need for alternative sources of liquidity if our subsidiaries are unable to provide sufficient funds for us.
Disruptions to Our Supply Chain and Outsource Providers Could Impact Our Ability to Meet Demand, Increase Our Costs, and Adversely Impact Our Revenue and Results of Operations
Our supply chain has played and will continue to play a key role in our product development, manufacturing operations, field installation, and customer support. Our business depends on our timely supply of products and services to meet the demand from our customers, which depends in significant part on the timely delivery of parts, materials, and services, including components and subassemblies, from our direct suppliers to us, and to our direct suppliers by other companies. In addition, outsource providers have played and will continue to play a key role both in the manufacturing and customer-focused operations described above, and in many of our transactional and administrative functions, such as information technology, facilities management, and certain elements of our finance organization. These providers and suppliers might suffer financial setbacks, be acquired by third parties that restrict or preclude further business with us, become subject to exclusivity arrangements that preclude further business with us, or be unable to meet our requirements or expectation due to their independent business decisions or force majeure events that could interrupt or impair their continued ability to perform as we expect. We may also experience significant interruptions of our manufacturing operations, delays in our ability to deliver or install products or perform services or to recognize revenue, increased costs, or customer order cancellations as a result of:
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
•information technology or infrastructure failures, including those of a third-party supplier or service provider; and
•transportation or supply disruptions based on factors outside our control, such as strikes, force majeure events, wars, terrorist activities, international conflict, widespread outbreak of illness, or natural or man-made disasters (including disasters resulting from climate change), including earthquakes, wildfires, hurricanes, flooding, and heat waves.
Demand for electronic products and other factors have resulted in, and may in the future result in, a shortage of parts, materials, and services needed to manufacture, deliver, and install our products, as well as delays in and unpredictability of shipments due to transportation interruptions. Such shortages, delays, and unpredictability have adversely impacted, and may in the future impact, our suppliers’ ability to meet our demand requirements. Difficulties in obtaining sufficient and timely supply of parts, materials, or services, and delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may in the future adversely impact, our manufacturing operations and our ability to meet customer demand. In addition, difficulties in obtaining parts, materials or services necessary to deliver or install products or perform services have adversely impacted, and may in the future adversely impact, our ability to recognize revenue, our gross margins on the revenue we recognize, and our other results of operations. Although we are endeavoring to pass along some of the impact of increased costs to our customers to counteract adverse impacts to our gross margins and other results of operations, such measures could be unsuccessful, or could have the effect of reducing demand for our products or services, which would adversely impact our revenue or market share.
Further, increased restrictions imposed on a class of chemicals known as per- and polyfluoroalkyl substances (or PFAS), which are widely used in a large number of products, including parts and materials that are incorporated into our products, may negatively impact our supply chain due to the potentially decreased availability, or non-availability, of PFAS-containing products. Proposed

Lam Research Corporation 2026 10-K 21

regulations under consideration could require that we transition away from the usage of PFAS-containing products, which could adversely impact our business, operations, revenue, costs, and competitive position. There is no assurance that suitable replacements for PFAS-containing parts and materials will be available at similar costs, or at all.
Although we attempt to select reputable providers and suppliers and we attempt to secure their performance on terms documented in written contracts, it is possible that one or more of these providers or suppliers could fail to perform as we expect, or fail to secure or protect intellectual property rights, and such failure could have an adverse impact on our business. In some cases, the requirements of our business mandate that we obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. Where practical, we endeavor to establish alternative sources to mitigate the risk that the failure of any single provider or supplier will adversely affect our business, but this is not feasible in all circumstances. Some key parts are subject to long lead-times or available only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where we conduct our manufacturing. There is therefore a risk that a prolonged inability to obtain certain components or secure key services could impair our ability to manage operations, ship products, and generate revenues, which could adversely affect our results of operations or market share and damage our customer relationships.
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
We Face Risks Related to the Disruption of Our Primary Manufacturing and R&D Facilities
While we maintain business continuity plans, our manufacturing and R&D facilities are concentrated in a limited number of locations. These locations are subject to disruption for a variety of reasons, such as natural or man-made disasters (including disasters resulting from climate change), including earthquakes, wildfires, hurricanes, flooding, and heat waves, epidemics, pandemics, outbreaks of diseases or other global health emergencies, force majeure events, war, terrorist activities, political or governmental unrest or instability, disruptions of our information technology resources, utility interruptions, international conflict, or other events beyond our control. Such disruptions may cause delays in developing or shipping our products, in engaging with customers on new product applications, or in supporting customers, which could result in the loss of business or customer trust, adversely affecting our business and results of operations.
We Are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification
We derive a substantial percentage of our revenues from a limited number of products. Our products are priced up to the tens of millions of dollars per system. As a result, the inability to recognize revenue on even a few systems can cause a significantly adverse impact on our revenues for a given quarter, and, in the longer term, the continued market acceptance of these products is critical to our future success. Our business, results of operations, financial condition, and cash flows could therefore be adversely affected by:
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

Lam Research Corporation 2026 10-K 22

technologies change so that the manufacture of semiconductors requires fewer steps using our products, this could have a larger impact on our business than it would on the business of our less concentrated competitors.
We May Fail to Protect Our Critical Proprietary Technology Rights, Which Could Affect Our Business
Our success depends in part on our proprietary technology and the proprietary technology of others that we license or incorporate into our products and services, and our ability to protect key components of that technology through patents, copyrights, trade secrets and other forms of protection, including non-disclosure, confidentiality, and other types of contractual arrangements. The protection of our key proprietary technology and the technology of others upon which we rely is important to achieving our goals of developing technological expertise and new products and systems that give us a competitive advantage; increasing market penetration and growth of our installed base; and providing comprehensive support and service to our customers. For example, as part of our strategy to protect our technology, we currently hold a number of U.S. and foreign patents and pending patent applications, we hold exclusive licenses under certain intellectual property rights from third parties, and we keep certain information, processes, and techniques confidential and/or as trade secrets. However, our rights under these forms of protection afford us only limited protection and may not be adequate in all respects. For example, our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated; we may fail to apply for or obtain sufficient patent protection for our technology; governments may fail to issue patents for pending applications; or we may lose confidentiality or trade secret protections over valuable information due to our, including our employees’, or third parties’ intentional or unintentional disclosure or other actions or omissions. Additionally, when we seek to exercise intellectual property rights, intellectual property litigation can be expensive and time-consuming and even if patents are issued, or trade secret processes are followed, the legal systems in certain of the countries in which we do business might not enforce patents and other intellectual property rights as rigorously or effectively as the United States or may favor local entities in their intellectual property enforcement. The rights granted or anticipated under any of our patents, pending patent applications, copyrights, or trade secrets (or those of third parties on which we rely) may be narrower than we expect or, in fact, provide no competitive advantages. Moreover, because we selectively file for patent protection in different jurisdictions, we may not have adequate protection in all jurisdictions based on such filing decisions. Any of these circumstances could have a material adverse impact on our business.
Our Ability to Attract, Retain, and Motivate Key Employees Is Critical to Our Success
Our ability to compete successfully depends in large part on our ability to attract, retain, and motivate key employees with the appropriate skills, experiences, and competencies. This has been and is expected to continue to be an ongoing challenge due to intense competition for top talent, fluctuations in industry or business economic conditions, as well as increasing geographic expansion, and these factors in combination may result in cycles of hiring activity and workforce reductions. For example, we are actively seeking to hire additional field and manufacturing personnel to support the growth of our business, and any failure to do so could make it difficult to achieve our operating and strategic goals. Competition for field and manufacturing personnel is intense. Some of the companies with which we compete for experienced employees have greater resources than us and may be able to offer more attractive terms of employment, and we may lose key employees or fail to attract other talented personnel. Our success in hiring and retaining employees depends on a variety of factors, including the attractiveness of our compensation and benefit programs, global economic or political and industry conditions, our organizational structure, global competition for talent and the availability of qualified employees, the availability of career development opportunities, the ability to obtain necessary authorizations for workers to provide services outside their home countries, and our ability to offer a challenging and rewarding work environment. If we are not able to successfully attract, retain, and motivate key employees, we may be unable to capitalize on market opportunities and our results of operations may be materially and adversely affected.
If We Choose to Acquire or Dispose of Businesses, Product Lines, and Technologies, We May Encounter Unforeseen Costs and Difficulties That Could Impair Our Financial Performance
An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, enhance our technological capabilities, or accomplish other strategic objectives. As a result, we may seek to make acquisitions of complementary companies, products, or technologies, or we may reduce or dispose of certain product lines or technologies that no longer fit our long-term strategies. For regulatory or other reasons, we may not be successful in our attempts to acquire or dispose of businesses, products, or technologies, resulting in significant financial costs, reduced or lost opportunities, and diversion of management’s attention. Managing an acquired business, disposing of product technologies, or reducing personnel entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention away from other business concerns, amortization of acquired intangible assets, adverse customer reaction to our decision to cease support for a product, and potential loss of key employees or customers of acquired or disposed operations. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel, or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.
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

Lam Research Corporation 2026 10-K 23

LEGAL, REGULATORY AND TAX RISKS
Increasing and Evolving Environmental Regulations May Adversely Affect Our Results of Operations
We are subject to a variety of domestic and international governmental regulations related to the handling, discharge, sale, and disposal of toxic, volatile, or otherwise hazardous or potentially hazardous substances, and the regulatory environment is dynamic. Failure to comply with present or future environmental regulations (such as future regulations imposed on the use or sale of PFAS or PFAS-containing products) could result in fines being imposed on us, require us to undertake remediation activities, suspend production, and/or cease operations, or cause our customers to not accept our products. These regulations could require us to alter or discontinue our current operations in certain jurisdictions, acquire significant additional equipment, incur substantial other expenses to comply with environmental regulations, or take other actions. Compliance obligations, as well as any failure to comply with current or future regulations governing the use, handling, sale, transport, or disposal of hazardous or potentially hazardous substances (including, but not limited to, PFAS) could subject us to future costs and liabilities that may adversely affect our results of operations, financial condition, and ability to operate our business.
Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 34%, 34%, and 42% of our total revenue for fiscal years 2026, 2025, and 2024, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. In recent years, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. Additionally, the U.S. government has enacted rules aimed at restricting China’s ability to manufacture advanced semiconductors, which include restrictions on exports, reexports or transfers to, or shipping, transmitting, transferring, or facilitating such movement to, or performing services at, customer facilities in China engaged in certain technology end-uses, without appropriate authorizations obtained from U.S. authorities. The U.S. Department of Commerce has also enacted rules that have expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses; has added additional Chinese companies to its restricted entity list and unverified list under suspicion of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns; and has expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. In addition, our customers (including, but not limited to, Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation, and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could weaken our competitive position and materially and adversely affect our results of operations.
Intellectual Property, Indemnity, Misuse of Third-Party Information, and Other Claims Against Us Can Be Costly and We Could Lose Significant Rights That Are Necessary to Our Continued Business and Profitability
Third parties may assert infringement, misappropriation, unfair competition, product liability, breach of contract, or other claims against us. From time to time, other persons allege that our products infringe or misappropriate their patent or other intellectual property rights. In addition, law enforcement authorities may investigate or seek criminal charges against us or our employees based on actual or alleged improper receipt or misuse of designated technology, intellectual property, or other confidential information of third parties, including customers, suppliers, other business partners, or competitors, including in connection with national or economic security measures intended to protect designated technologies. We also are subject to claims arising from commercial and other relationships, including those alleging infringement, misappropriation, breach of contract, and misuse of designated technology, intellectual property, or other confidential information. In addition, our bylaws and other indemnity obligations provide that we will indemnify officers and members of our Board of Directors against losses that they may incur in legal proceedings resulting from their service to us. From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers and suppliers, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. In such cases, it is our policy either to defend the claims or to negotiate licenses or other settlements on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses or reach agreement on other settlements on commercially reasonable terms, or at all. Any litigation or investigations relating to these claims by law enforcement or other parties may materially and adversely affect our business, results of operations, and financial

Lam Research Corporation 2026 10-K 24

condition, and we and our employees may be subject to civil or criminal liability, fines, substantial damage awards, penalties, loss of customer trust, and reputational damage, or could result in us agreeing to less favorable pricing terms, additional compliance requirements or contractual conditions, all of which could adversely affect our business, financial condition, and/or results of operations. Moreover, although we have insurance to protect us from certain claims and cover certain losses to our property, such insurance may not cover us for the full amount of any losses, or at all, and may be subject to substantial exclusions and deductibles.
We Are Exposed to Various Risks from Our Regulatory Environment
We are subject to various risks in the jurisdictions in which we operate related to (1) new, different, inconsistent, or even conflicting laws, rules, and regulations that may be enacted by legislative or executive bodies and/or regulatory agencies; (2) disagreements or disputes related to international trade; and (3) the interpretation and application of laws, rules, and regulations. As a public company with global operations, we are subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including, but not limited to, those related to import and export controls and other trade restrictions, national and economic security (including receipt or use of designated technologies), intellectual property rights, taxes, financial and other disclosures, corporate governance, data protection, privacy, anti-corruption, such as the Foreign Corrupt Practices Act and other local laws prohibiting corrupt payments to governmental officials, anti-boycott compliance, conflict minerals or other social responsibility legislation, immigration or travel regulations, antitrust regulations, foreign ownership and investment, employment and labor, product and manufacturing regulations, environmental, health, and safety requirements, human rights, and laws or regulations relating to carbon emissions, such as the recent reporting requirements imposed by the State of California that require companies to provide climate-related disclosures, as well as other laws or regulations imposed in response to climate change concerns, among others. Each of these laws, rules, and regulations imposes costs on our business, including financial costs and our management’s attention associated with compliance, that could adversely impact our competitive position and our ability to meet customer demand. There have been, and may continue to be, instances of our compliance policies and procedures not being effective to ensure full compliance with all of the laws, rules and regulations to which we are subject. Such instances of non-compliance have presented and may present risks to our business, including the risk of legal, administrative, or regulatory proceedings, claims, demands, inquiries or investigations, fines, criminal penalties, restrictions on our actions or conduct of our business, loss of customer trust, and reputational damage. The occurrence of any of these risks could materially and adversely affect our business, financial condition, and/or results of operations.
To maintain high standards of corporate governance and public disclosure, we intend to continue to invest appropriate resources to comply with evolving standards. Changes in or ambiguous interpretations of laws, regulations, and standards, the speed with which new regulations may be enacted and come into effect, and increasing numbers of overlapping and sometimes inconsistent requirements imposed by regulatory authorities may increase the complexity of our regulatory environment and create uncertainty regarding compliance matters or instances where we may not be in compliance. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, reduced net income, increased capital expenditures, and a diversion of management’s time and attention from revenue-generating activities to compliance activities. As we seek to expand our operations into new jurisdictions, grow our business in existing jurisdictions, or as laws, regulations, and standards, or the interpretation or enforcement of such laws, regulations, and standards, evolve, the scope and complexity of our compliance obligations may increase, and we may fail to comply with such laws, regulations, and standards. If we are alleged or found by a court or regulatory agency not to be in compliance with the laws, regulations, or standards, our business, financial condition, competitive position, and/or results of operations could be adversely affected.
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

Lam Research Corporation 2026 10-K 25

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
•the impact of stagnating or worsening business and economic conditions, including inflationary pressures, general economic slowdown or a recession, actual or anticipated changes in interest rates, reductions in government spending or other changes in monetary policy, or adverse financial or commodity markets activity or macroeconomic conditions, including as a result of geopolitical conflicts;
•our operating and financial performance and the performance of other companies in our industry;
•variations in quarterly results of operations and financial condition, including our liquidity, experienced by us and other companies in our industry;
•variations in our revenues, earnings, or other business and financial metrics from forecasts by us or securities analysts or from those experienced by other companies in our industry;
•announcements of restructurings, reductions in force, departure of key employees, and/or consolidations of operations;
•transactions in our Common Stock by major investors and certain analyst reports, news, social media activity, and speculation;
•margin trading, short sales, hedging and derivative transactions involving our Common Stock;
•government regulations, including export controls, tariffs, or other trade restrictions;
•developments in, or claims relating to, patent, or other proprietary rights;
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
Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in a highly competitive environment and projections of future results of operations and cash flows may vary significantly from actual results. Additionally, if our analysis

Lam Research Corporation 2026 10-K 26

indicates potential impairment, we may be required to record additional charges to earnings in our financial statements, which could negatively affect our results of operations.
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
•a portion of our cash flows that may have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions, dividends, share repurchases, or general corporate or other purposes; and
•impairment of our ability to obtain additional financing in the future.
Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory, and other factors. Furthermore, our operations may not generate sufficient cash flows to enable us to meet our expenses and service our debt and our ability to satisfy such obligations will depend in part on the ability of our subsidiaries to provide sufficient funds to us. Such ability may be affected by our subsidiaries’ individual operating results and any limitations or restrictions to which they may be or may become subject. As a result, we may need to enter into new financing arrangements to obtain the necessary funds. If we determine it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, obtain it on acceptable terms. If we fail to make a payment on our debt, we could be in default on such debt, and this default could cause us to be in default on our other outstanding indebtedness. Any default on our debt could materially and negatively affect our results of operations, financial condition, reputation, credit ratings, and cost of borrowing.
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
•change the nature of our business;
•sell certain assets; and
•merge or consolidate with any person.
Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, our failure to comply with these covenants could result in a default under the Senior Notes, or our other debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt, which could materially and negatively affect our results of operations, financial condition, reputation, credit ratings, and cost of borrowing.
There Can Be No Assurance That We Will Continue to Declare Cash Dividends or Repurchase Our Shares at All or in Any Particular Amounts
Our Board of Directors has declared quarterly dividends since April 2014. Our intent to continue to pay quarterly dividends and to repurchase our shares is subject to capital availability and periodic determinations by our Board of Directors that cash dividends and share repurchases are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends or the repurchasing of shares by us. Future dividends and share repurchases may also be affected by, among other factors, our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; changes in federal, state, and international tax laws or corporate laws; contractual restrictions, such as financial or operating covenants in our debt arrangements; availability of onshore cash flow; the ability of our subsidiaries to provide sufficient funds for us; and changes to our business model or our priorities for the use of cash for other purposes. Our dividend payments and share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. A reduction or suspension in our dividend payments or share repurchases could have a negative effect on the price of our Common Stock.

Lam Research Corporation 2026 10-K 27

If One or More of Our Counterparty Financial Institutions Default on Their Obligations To Us or Fail, We May Incur Significant Losses
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, option contracts, collars, and swaps with various financial institutions. In addition, we have significant amounts of cash, cash equivalents, and other investments on deposit or in accounts with banks or other financial institutions both in and outside of the United States. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions, which may be heightened during economic downturns and periods of uncertainty or volatility in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default, or our assets deposited or held in accounts with such counterparty, may be limited by the counterparty's liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations, financial condition, and liquidity.
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
•the use of external service providers, where appropriate, to aid in assessing specific risks, provide benchmarking data, provide information regarding trends or recent regulatory changes applicable to our risk profile, or to test or otherwise assist with aspects of our security processes;
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
Our Board is responsible for overseeing our strategy and approach to addressing information security risks, including the management and assessment of risks from cybersecurity threats, both directly and through the audit committee. The audit committee is responsible for reviewing and monitoring the Company’s cybersecurity and information security policies and its internal controls regarding cybersecurity and information security. In addition, the audit committee is responsible for regularly reporting to the Board on the substance of such reviews and, as necessary, recommending to the Board such actions as it deems appropriate. Our CISO reports on information security risks at least annually to the Board and quarterly to the audit committee or Board.

Lam Research Corporation 2026 10-K 28

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
Item 2.    Properties
Our executive offices and principal operating and R&D facilities are located in Fremont and Livermore, California; Tualatin, Oregon; Yongin, Gyeonggi Province, Korea; Bengaluru, India; Salzburg, Austria; and Villach, Austria. In addition, we lease or own properties for our service, technical support, and sales personnel throughout the United States, China, Europe, India, Japan, Korea, Southeast Asia, and Taiwan and lease or own manufacturing and warehouse facilities located in California, Ohio, Oregon, Austria, Korea, Malaysia, and Taiwan. The Company owns the majority of the Fremont, Livermore, and Tualatin facilities, as well as the manufacturing facilities in Sherwood, Oregon; Ohio; and Malaysia. Our Villach, Austria facility is leased; the lease includes an option to renew the lease or purchase the facilities. Our facilities lease obligations are subject to periodic increases. We believe that our existing facilities are well-maintained and in good operating condition.
Item 3.     Legal Proceedings
Please refer to the subsection entitled “Legal Proceedings” within Note 17: Commitments and Contingencies to our Consolidated Financial Statements included in Part II, Item 8 of this 2026 Form 10-K.
Item 4.     Mine Safety Disclosures
Not applicable.

Lam Research Corporation 2026 10-K 29

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Information
Our Common Stock is traded on the Nasdaq Global Select MarketSM under the symbol “LRCX.” As of August 4, 2026, we had 305 stockholders of record. A substantially greater number of holders of our Common Stock are street name or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividends
Our Board of Directors has declared quarterly dividends since April 2014. Our intent to continue to pay quarterly dividends is subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. During fiscal year 2026, our quarterly dividend declared was $0.26 per share.
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
Accelerated Share Repurchase Agreements
On March 11, 2026, we entered into an accelerated share repurchase agreement (the “March 2026 ASR”) with a financial institution to repurchase a total of $200.0 million of Common Stock. We took an initial delivery of approximately 685 thousand shares, which represented 75% of the prepayment amount divided by our closing stock price on March 11, 2026. The total number of shares received under the March 2026 ASR was based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the March 2026 ASRs occurred in June 2026, resulting in the receipt of approximately 55 thousand additional shares, which yielded a weighted-average share price of $270.71 for the transaction period, including the effects of a 1% excise tax under the Inflation Reduction Act.
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
Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid per Share (1,2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 29, 2025							$7,517,184
Quarter ended September 28, 2025	9,686	(3)	$105.67		9,686	(3)	6,527,138
Quarter ended December 28, 2025	9,387		$153.62		9,387		5,085,043
Quarter ended March 29, 2026	3,516	(3)	$210.57		3,516	(3)	4,288,665
April 27, 2026 - May 24, 2026	414		$287.93		414		4,169,403
May 25, 2026 - June 28, 2026	397	(3)	$370.15		397	(3)	4,042,724
Total	23,400		$325.14	(4)	23,400		$4,042,724

There were no share repurchases in the fiscal month ending April 26, 2026.
(1)Average price paid per share excludes the effect of accelerated share repurchase activities. See additional disclosure above regarding our accelerated share repurchase activity during the fiscal year.

Lam Research Corporation 2026 10-K 30

(2)Our net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under repurchase programs, as applicable, and is included in the cost of shares repurchased in the Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
(3)Includes shares received at initial or final settlement of accelerated share repurchase agreements; see additional disclosures above regarding our accelerated share repurchase activity during the fiscal year.
(4)Average price paid per share presented is for the quarter ended June 28, 2026.
Cumulative Five-Year Return
The graph below compares Lam Research Corporation’s cumulative five-year total shareholder return on Common Stock with the cumulative total returns of the Philadelphia Semiconductor Sector Total Return Index, the Nasdaq Composite Total Return index, and the Standard & Poor’s (“S&P”) 500 (TR) index. The graph tracks the performance of a $100 investment in our Common Stock and in each of the indices (with the reinvestment of all dividends) for the five years ended June 28, 2026.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Lam Research Corporation, the Philadelphia Semiconductor Sector Total Return Index, the Nasdaq Composite Total Return Index, and the S&P 500 (TR) Index.

$700
$600
$500
$400
$300
$200
$100
06/25/21
06/26/22
06/25/23
06/30/24
06/29/25
06/28/26
S&P 500 (TR) Index
Nasdaq Composite Total Return Index
Philadelphia Semiconductor Sector Total Return Index
Lam Research Corporation

*$100 invested on June 25, 2021 in stock or index, including reinvestment of dividends.
Copyright © 2026 Standard & Poor’s, a division of S&P Global. All rights reserved.

	June 25, 2021	June 26, 2022	June 25, 2023	June 30, 2024	June 29, 2025	June 28, 2026
Lam Research Corporation	$100.00	$72.20	$99.01	$174.88	$161.45	$633.13
Philadelphia Semiconductor Sector Total Return Index	$100.00	$84.94	$111.16	$175.35	$179.32	$429.87
Nasdaq Composite Total Return Index	$100.00	$81.39	$95.46	$126.45	$145.57	$182.76
S&P 500 (TR) Index	$100.00	$93.57	$105.82	$134.93	$154.57	$186.37

Lam Research Corporation 2026 10-K 31

Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) generally discusses fiscal year 2026 and 2025 items and year-to-year comparisons between fiscal year 2026 and 2025 and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this 2026 Form 10-K. A discussion of fiscal year 2024 items and year-to-year comparisons between fiscal year 2025 and 2024 that are not included in this 2026 Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2025.
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
Demand for electronic systems supporting artificial intelligence, cloud infrastructure, communications, automotive, industrial and other intelligent systems is driving the need for high performance, energy efficient and highly integrated semiconductor devices. To meet these requirements, semiconductor manufacturers are adopting vertical scaling approaches, including three-dimensional (“3D”) architecture, more sophisticated patterning schemes, new materials, and advanced integration approaches, as traditional two-dimensional scaling is becoming more challenging. These technology inflections are increasing manufacturing complexity and precision requirements in the production of semiconductors driving demand for our advanced semiconductor fabrication technologies and services.
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
Wafer fabrication equipment investments were strong in the 2025 calendar year, and have continued to grow in 2026 with the AI market driving higher semiconductor industry spending across both the memory and non-memory market segments. In the short term, volatility in the semiconductor industry environment from trade restrictions, tariffs, as well as other direct and indirect risks and uncertainties discussed in Part I, Item 1A, “Risk Factors,” have had, and in the future may have, a negative impact on our revenue and operating margin. Over the longer term, we believe that secular demand for semiconductors, combined with technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will drive sustainable growth and lead to an increase in the served available market for our products and services in the deposition, etch, and clean businesses.

Lam Research Corporation 2026 10-K 32

The following table summarizes certain key financial information for the periods indicated below:

	Year Ended		Change
	June 28, 2026	June 29, 2025	FY26 vs. FY25

	(in thousands, except per share data, percentages and basis points)
Revenue	$23,232,690	$18,435,591	$4,797,099	26.0%
Gross margin	$11,725,308	$8,979,059	$2,746,249	30.6%
Gross margin as a percent of total revenue	50.5%	48.7%	+ 180 bps
Total operating expenses	$3,525,513	$3,078,091	$447,422	14.5%
Net income	$7,265,396	$5,358,217	$1,907,179	35.6%
Net income per diluted share	$5.76	$4.15	$1.61	38.8%
Fiscal year 2026 revenue increased 26.0% compared to fiscal year 2025, driven by strong customer demand for semiconductor equipment systems, particularly from customers within the foundry market segment, as well as customer support-related revenues. Gross margin as a percentage of revenue increased in fiscal year 2026 compared to fiscal year 2025 largely due to favorable customer mix, partially offset by aluminum and steel tariff-related spend. The increase in operating expenses in fiscal year 2026 compared to fiscal year 2025 was primarily due to employee-related costs from increased headcount and higher supplies spending for research and development.
Our cash and cash equivalents and restricted cash balances totaled approximately $5.60 billion as of June 28, 2026, compared to $6.41 billion as of June 29, 2025. Cash flows provided from operating activities were $5.86 billion for fiscal year 2026 compared to $6.17 billion for fiscal year 2025. Cash flows provided from operating activities in fiscal year 2026 were primarily used for $3.85 billion in treasury stock purchases, including net share settlement of employee stock-based compensation; $1.27 billion in dividends paid to our stockholders; $966.4 million of capital expenditures; and $755.4 million of principal payment on debt instruments and debt issuance costs.
Results of Operations
Revenue
We generate revenue primarily through the sale and service of semiconductor manufacturing equipment. Demand for our products and services is driven by customers’ investments in wafer fabrication capacity, technology advancement and installed base support. We present revenue on a disaggregated basis to differentiate between systems revenue and customer support-related revenue. Systems revenue includes sales of new leading-edge equipment in deposition, etch, clean and other wafer fabrication markets. Customer support-related revenue includes sales of customer services, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant® product line.
Timing of revenue recognition depends on a number of factors, including customer requirements, resource availability, supply-chain conditions, manufacturing capacity, delivery schedules, and other operational considerations.
We present our revenues disaggregated by geographic region based on the location of customers’ facilities to which products were shipped and services were rendered. A significant portion of our revenue is generated outside of the United States.
The following table presents our total revenue and revenue disaggregated by geographic region:

	Year Ended
	June 28, 2026	June 29, 2025
Revenue (in millions)	$23,233	$18,436
China	34%	34%
Taiwan	22%	19%
Korea	19%	22%
Japan	9%	10%
United States	7%	7%
Southeast Asia	6%	5%
Europe	3%	3%

Lam Research Corporation 2026 10-K 33

The following table presents our revenue disaggregated between system and customer support-related revenue:

	Year Ended
	June 28, 2026	June 29, 2025
	(in thousands)
Systems Revenue	$14,885,488	$11,491,280
Customer support-related revenue and other	8,347,202	6,944,311
	$23,232,690	$18,435,591

Systems revenue increased by $3.39 billion, or 29.5%, in fiscal year 2026 compared to fiscal year 2025 primarily due to foundry equipment customer spending. Customer support-related revenue increased by $1.40 billion, or 20.2%, in fiscal year 2026 compared to fiscal year 2025 mainly due to revenue from spares and non-leading-edge equipment.
The percentage of leading- and non-leading-edge equipment and upgrade revenue from each of the markets we serve was as follows:

	Year Ended
	June 28, 2026	June 29, 2025
Foundry	54%	45%
Memory	39%	42%
Logic/integrated device manufacturing	7%	13%
The percentage of revenue from the Foundry market segment increased by 900 basis points in fiscal year 2026 compared to fiscal year 2025 due to mature node spending as well as investments in leading-edge equipment. The percentage of revenue from the Memory market segment decreased by 300 basis points in fiscal year 2026 compared to fiscal year 2025 primarily due to timing of customer investments.
The deferred revenue balance decreased to $2.43 billion as of June 28, 2026 compared to $2.68 billion as of June 29, 2025 primarily due a decrease in customer down payments, partially offset by an increase in earned system credits.
Gross Margin

	Year Ended		Change
	June 28, 2026	June 29, 2025	FY26 vs. FY25

	(in thousands, except percentages and basis points)
Gross margin	$11,725,308	$8,979,059	$2,746,249	30.6%
Percent of revenue	50.5%	48.7%	+ 180 bps
The increase in gross margin as a percentage of revenue for fiscal year 2026 compared to fiscal year 2025 was largely due to favorable customer mix, partially offset by aluminum and steel tariff-related spend.
Research and Development

	Year Ended		Change
	June 28, 2026	June 29, 2025	FY26 vs. FY25

	(in thousands, except percentages and basis points)
Research & development	$2,375,873	$2,096,387	$279,486	13.3%
Percent of revenue	10.2%	11.4%	- 120 bps
We continued to make significant R&D investments focused on leading-edge deposition, etch, clean, and other semiconductor manufacturing processes. Fiscal year 2026 R&D expense increased versus fiscal year 2025, due to $131.4 million in employee-related costs from increased headcount and $69.8 million in higher engineering supplies expense.

Lam Research Corporation 2026 10-K 34

Selling, General, and Administrative

	Year Ended		Change
	June 28, 2026	June 29, 2025	FY26 vs. FY25

	(in thousands, except percentages and basis points)
Selling, general, and administrative ("SG&A")	$1,149,640	$981,704	$167,936	17.1%
Percent of revenue	4.9%	5.3%	- 40 bps
The increase in SG&A expense during fiscal year 2026 compared to fiscal year 2025 was mainly driven by an increase of $180.0 million in employee-related costs as a result of additional headcount.
Other Income (Expense), Net
Other income (expense), net, consisted of the following:

	Year Ended		Change
	June 28, 2026	June 29, 2025	FY26 vs. FY25

	(in thousands, except percentages)
Interest income	$196,189	$231,331	$(35,142)	(15.2)%
Interest expense	(156,884)	(178,203)	$21,319	(12.0)%
Gains on deferred compensation plan related assets, net	73,776	39,121	$34,655	88.6%
Foreign exchange losses, net	(30,082)	(26,412)	$(3,670)	13.9%
Other, net	(20,321)	(8,676)	$(11,645)	134.2%
	$62,678	$57,161	$5,517	9.7%

Interest income decreased in fiscal year 2026 compared to fiscal year 2025 primarily due to lower interest rates as well as an impact from slightly lower average invested cash balances versus the prior year.
Interest expense decreased in fiscal year 2026 compared to fiscal year 2025 primarily due to the maturity of $750.0 million of the Company’s Senior Notes in March 2026.
The gains on deferred compensation plan related assets, net were driven by fluctuations in the fair market value of the underlying funds.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures.
The variation in other, net for the fiscal year 2026 compared to fiscal year 2025 was primarily driven by fluctuations in the fair market value of equity investments.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Year Ended		Change
	June 28, 2026	June 29, 2025	FY26 vs. FY25

	(in thousands, except percentages and basis points)
Income tax expense	$997,077	$599,912	$397,165	66.2%
Effective tax rate	12.1%	10.1%	+ 200 bps
The increase in the effective tax rate in fiscal year 2026 as compared to fiscal year 2025 was primarily due to the recognition of previously unrecognized tax benefits from lapses of statutes of limitation in fiscal year 2025 and Global Minimum Tax (“GMT”) being fully effective in fiscal year 2026, offset by the change in level and proportion of income in higher and lower tax jurisdictions and higher stock-based compensation excess tax benefits in fiscal year 2026.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned outside the United States. International pre-tax income is generally taxable in the United States at a lower effective tax rate than the federal statutory tax rate. Please refer to Note 7: Income Taxes to our Consolidated Financial Statements in Part II, Item 8 to this 2026 Form 10-K for additional information.

Lam Research Corporation 2026 10-K 35

The Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting 2.0 (“BEPS 2.0”) GMT was fully effective for us this fiscal year. We assessed GMT under currently enacted legislation and determined that we met transitional safe harbor requirements in most jurisdictions, with limited jurisdictions subject to GMT. We assessed the impact and concluded that it was not material. The impact has been included within income tax expense in fiscal year 2026.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law by U.S. President Donald Trump. The impact on income taxes due to change in legislation is required, under Accounting Standards Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted, which was this fiscal year. In general, the OBBBA introduced changes to U.S. taxation, including changes in the taxation of non-U.S. income. We assessed the changes and concluded that they were not material. The impact has been included within income tax expense in fiscal year 2026.
Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Our gross deferred tax assets were $2.26 billion and $1.90 billion at the end of fiscal years 2026 and 2025, respectively. These gross deferred tax assets were offset by gross deferred tax liabilities of $235.5 million and $197.3 million and a valuation allowance primarily representing our entire California deferred tax asset balance due to the single sales factor apportionment resulting in lower taxable income in California of $464.1 million and $424.3 million at the end of fiscal years 2026 and 2025, respectively. The change in gross deferred tax assets, gross deferred tax liabilities, and valuation allowance between fiscal year 2026 and 2025 is primarily due to increases in gross deferred tax assets for outside basis differences of foreign subsidiaries.
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
We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements regarding the critical accounting estimates indicated above. See Note 2: Summary of Significant Accounting Policies of our Consolidated Financial Statements in Part II, Item 8 of this 2026 Form 10-K for additional information regarding our accounting policies.
Revenue Recognition: We generally consider documentation of terms with an approved purchase order as a customer contract, provided that collection is considered probable, which is assessed based on the creditworthiness of the customer as determined by credit checks, payment histories, and/or other circumstances. The transaction price for our contracts with customers is allocated among the identified performance obligations and consists of both fixed and variable consideration provided it is probable that a significant reversal of revenue will not occur when the uncertainty related to variable consideration is resolved. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes estimates for discounts and credits for future usage which are based on contractual terms outlined in volume purchase agreements and other factors known at the time. We generally invoice customers at shipment and for professional services as provided. Revenue for systems and spares are recognized at a point in time, which is generally upon shipment or delivery. Revenue from services is recognized over time as services are completed or ratably over the contractual period of generally one year or less. Revenue is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We elect to use the practical expedient afforded in the accounting guidance and therefore do not disclose remaining performance obligations for contracts with a

Lam Research Corporation 2026 10-K 36

duration of less than one year. Additionally, outstanding customer contracts with remaining durations more than one year are not material as of June 28, 2026.
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
Recent Accounting Pronouncements
See Note 3 - Recent Accounting Pronouncements, of our Consolidated Financial Statements, included in Part II, Item 8 of this 2026 Form 10-K for details of any recently adopted or effective accounting pronouncements.
Updates Not Yet Effective
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregation of certain expenses in the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01 which clarified the effective date for entities that do not have an annual reporting period that ends on December 31st. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is required to adopt this standard in fiscal year 2028 for the annual reporting period ending June 25, 2028 either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company will apply the guidance prospectively and is currently in the process of evaluating the impact of adoption on its Consolidated Financial Statements.
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
Liquidity and Capital Resources
Total gross cash, cash equivalents, and restricted cash balances were $5.60 billion at the end of fiscal year 2026 compared to $6.41 billion at the end of fiscal year 2025. This decrease was primarily due to Common Stock repurchases in connection with our stock repurchase program, dividends paid, capital expenditures, and principal payments on debt instruments, partially offset by cash provided by operating activities.

Lam Research Corporation 2026 10-K 37

Cash Flows from Operating Activities
Net cash provided by operating activities of $5.86 billion and $6.17 billion during fiscal year 2026 and 2025, respectively, consisted of:

	Year Ended
	June 28, 2026	June 29, 2025
	(in thousands)
Net income	$7,265,396	$5,358,217
Non-cash charges:
Depreciation and amortization	441,533	386,277
Deferred income taxes	(289,062)	(363,247)
Equity-based compensation expense	386,381	343,371
Changes in operating asset and liability accounts	(1,913,879)	441,801
Other	(32,712)	6,845
	$5,857,657	$6,173,264

Significant changes in operating asset and liability accounts, net of foreign exchange impact, in fiscal year 2026 included the following uses of cash: increases in accounts receivable of $1.96 billion and inventory of $93.9 million, combined with decreases in deferred gross profit of $286.4 million, and accrued expenses and other liabilities of $39.3 million. These uses of cash were offset by the following sources of cash: increase in accounts payable of $417.5 million and decrease in prepaid expenses and other current assets of $50.2 million.
Significant changes in operating asset and liability accounts, net of foreign exchange impact, during fiscal year 2025 included the following sources of cash: increases in deferred gross profit of $1.15 billion, accrued expenses and other liabilities of $328.3 million, and accounts payable of $212.0 million. These sources of cash were offset by the following uses of cash: increases in accounts receivable of $858.7 million, prepaid expenses and other current assets of $206.7 million, and inventory of $180.7 million.
The decrease of $315.6 million in net cash provided by operating activities during fiscal year 2026 compared to fiscal year 2025 was primarily due to fluctuations in accounts receivable and deferred gross profit, partially offset by an increase in net income.
Cash Flows from Investing Activities
Net cash used for investing activities during fiscal years 2026 and 2025 was $922.2 million and $708.1 million, respectively, consisting primarily of capital expenditures.
The increase of $214.1 million in net cash used for investing activities during fiscal year 2026 compared to fiscal year 2025 was primarily due to higher capital expenditures to support lab investments in the United States and global growth in manufacturing facilities.
Cash Flows from Financing Activities
Net cash used for financing activities during fiscal year 2026 was $5.72 billion, primarily consisting of $3.85 billion in Common Stock repurchases, including net share settlement on employee stock-based compensation; $1.27 billion of dividends paid; and $755.4 million of principal payments on debt instrument and debt issuance costs, partially offset by $173.4 million of stock issuance and treasury stock reissuances associated with our employee stock-based compensation plans.
Net cash used for financing activities during fiscal year 2025 was $4.94 billion, primarily consisting of $3.42 billion in Common Stock repurchases, including net share settlement on employee stock-based compensation; $1.15 billion of dividends paid; and $507.5 million of principal payments on debt instrument and debt issuance costs, partially offset by $142.6 million of stock issuance and treasury stock reissuances associated with our employee stock-based compensation plans.
The increase of $781.1 million in net cash used for financing activities during fiscal year 2026 compared to fiscal year 2025 was primarily the result of increased Common Stock repurchase activity, principal payments on debt instruments resulting from maturities of our 2026 Senior Notes, and higher dividends paid associated with an increased dividend rate.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash and cash equivalents as of June 28, 2026, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, factors outside of our control, including uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, are currently, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

Lam Research Corporation 2026 10-K 38

Our capital allocation strategy includes a focus to return a portion of our free cash flow to stockholders over time through dividends and share repurchases of Common Stock. Free cash flow is defined as net cash provided by operating activities less cash used for capital expenditures and intangible assets. We expect to fund these capital return activities through future cash provided by operating activities, existing cash and cash equivalents, and/or existing or future available short- and long-term financing.
In March 2026, $750.0 million principal value of our 2026 Senior Notes were settled upon maturity using available cash on hand.
In March 2026, we increased the issuance capacity under our commercial paper program (the “CP Program”) from $1.50 billion to $2.00 billion. The net proceeds from the CP Program may be used for general corporate purposes, including repurchases of our Common Stock from time to time under our stock repurchase program. As of June 28, 2026, we had no outstanding borrowings under the CP Program.
Please refer to Note 14, “Long-term Debt and Other Borrowings" to our Consolidated Financial Statements, included in Part II, Item 8 of this 2026 Form 10-K for additional information.
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
Off-Balance Sheet Arrangements and Contractual Obligations
We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Certain obligations that are recorded on our balance sheet in accordance with GAAP include our long-term debt, operating leases and finance leases; refer to Notes 14 and 15 of our Consolidated Financial Statements in Part II, Item 8 of this 2026 Form 10-K for further discussion. Our off-balance sheet arrangements and our transition tax liability are presented as purchase obligations, refer to Note 17 of our Consolidated Financial Statements in Part II, Item 8 of this 2026 Form 10-K for further discussion. In addition, in the ordinary course of business, we issue purchase orders based on estimates of our production needs, many times well in advance of delivery dates. The commitments under these open purchase orders are not included in the off-balance sheet commitments disclosed in the Notes to the Consolidated Financial Statements, as we generally have the option to cancel the purchase orders at our convenience, reschedule, and/or adjust quantities based on our business needs. As of June 28, 2026, we expect to fulfill approximately $727.9 million within one year related to these arrangements. We also periodically enter into contracts for capital expenditures related to facility and equipment investments. Certain of these arrangements represent purchase obligations with reasonably estimable future obligations and are included in our purchase obligations disclosure in the Notes of our Consolidated Financial Statements, while others are cancellable in accordance with their contractual terms and as such are excluded from the off-balance sheet commitments disclosure.
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Long-Term Debt
As of June 28, 2026, we had $3.75 billion in principal amount of fixed-rate long-term debt outstanding, with a fair value of $3.16 billion. The fair value of our Senior Notes is subject to interest rate risk and market risk. Generally, the fair value of Senior Notes will increase as interest rates fall and decrease as interest rates rise. The interest and market value changes affect the fair value of our Senior Notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Senior Notes at fair value but present the fair value of the principal amount of our Senior Notes for disclosure purposes.
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
To protect against adverse movements in value of anticipated non-U.S. dollar transactions or cash flows, we enter into foreign currency forward and option contracts that generally expire within 12 months and no later than 24 months. The option contracts include collars, an option strategy that is comprised of a combination of a purchased put option and a written call option with the

Lam Research Corporation 2026 10-K 39

same expiration dates and notional amounts but with different strike prices. These foreign currency hedge contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue and/or expense is recognized. The unrealized loss of our outstanding forward and option contracts that are designated as cash flow hedges, as of June 28, 2026, and the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus or minus 10 percent and plus or minus 15 percent are not significant.
We also enter into foreign currency forward contracts to offset the gains and losses generated by the remeasurement of certain non-U.S.-dollar denominated monetary assets and liabilities, primarily cash, third-party accounts receivable, accounts payable, and intercompany receivables and payables. The change in fair value of these balance sheet derivative instruments is recorded into earnings as a component of other income (expense), net, and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities also recorded in other income (expense), net, assuming the derivative instruments fully cover the value of the foreign currency denominated monetary assets and liabilities. The unrealized loss of our balance sheet derivative instruments as of June 28, 2026, and the change in fair value of these contacts, assuming a hypothetical foreign currency exchange rate movement of plus or minus 10 percent and plus or minus 15 percent are not significant. These changes in fair values would be offset in other income (expense), net, by corresponding changes remeasurement gains or losses on foreign currency denominated monetary assets and liabilities, assuming the derivative instruments fully cover the value of the foreign currency denominated monetary assets and liabilities.

Lam Research Corporation 2026 10-K 40

Item 8.    Financial Statements and Supplementary Data
There were no retrospective changes to the Consolidated Statements of Operation for any quarters in the two most recent fiscal years that would require disclosure under Item 302 of Regulation S-K.

Lam Research Corporation 2026 10-K 41

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Revenue	$23,232,690	$18,435,591	$14,905,386
Cost of goods sold	11,507,382	9,456,532	7,809,220
Restructuring charges, net - cost of goods sold	—	—	43,375
Total cost of goods sold	11,507,382	9,456,532	7,852,595
Gross margin	11,725,308	8,979,059	7,052,791
Research and development	2,375,873	2,096,387	1,902,444
Selling, general, and administrative	1,149,640	981,704	868,247
Restructuring charges, net - operating expenses	—	—	18,187
Total operating expenses	3,525,513	3,078,091	2,788,878
Operating income	8,199,795	5,900,968	4,263,913
Other income (expense), net	62,678	57,161	96,309
Income before income taxes	8,262,473	5,958,129	4,360,222
Income tax expense	(997,077)	(599,912)	(532,450)
Net income	$7,265,396	$5,358,217	$3,827,772
Net income per share:
Basic	$5.79	$4.17	$2.91
Diluted	$5.76	$4.15	$2.90
Number of shares used in per share calculations:
Basic	1,255,079	1,286,101	1,314,102
Diluted	1,261,102	1,290,142	1,319,949

See Notes to Consolidated Financial Statements

Lam Research Corporation 2026 10-K 42

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Net income	$7,265,396	$5,358,217	$3,827,772
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(39,925)	44,282	(29,080)
Cash flow hedges:
Net unrealized gains during the period	24,908	20,758	20,370
Net (gains) losses reclassified into net income	(49,492)	7,173	(27,370)
	(24,584)	27,931	(7,000)
Available-for-sale investments:
Net unrealized gains during the period	—	—	314
Net gains reclassified into net income	—	—	(10)
	—	—	304
Defined benefit plans, net change in unrealized component	(156)	(4,208)	6,054
Other comprehensive (loss) income, net of tax	(64,665)	68,005	(29,722)
Comprehensive income	$7,200,731	$5,426,222	$3,798,050

See Notes to Consolidated Financial Statements

Lam Research Corporation 2026 10-K 43

LAM RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 28, 2026	June 29, 2025
ASSETS:
Cash and cash equivalents	$5,579,171	$6,390,659
Accounts receivable, less allowance of $8,071 as of June 28, 2026 and $6,496 as of June 29, 2025	5,339,682	3,378,071
Inventories	4,276,111	4,307,991
Prepaid expenses and other current assets	415,741	440,274
Total current assets	15,610,705	14,516,995
Property and equipment, net	2,956,472	2,428,744
Goodwill and intangible assets, net	1,895,859	1,808,685
Other assets	3,066,707	2,590,836
Total assets	$23,529,743	$21,345,260
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Trade accounts payable	$1,302,467	$854,208
Accrued expenses and other current liabilities	2,351,541	2,394,366
Deferred profit	2,279,168	2,565,540
Current portion of long-term debt and finance lease obligations	4,073	754,311
Total current liabilities	5,937,249	6,568,425
Long-term debt and finance lease obligations	3,730,490	3,730,194
Income taxes payable	681,197	603,412
Other long-term liabilities	709,886	581,610
Total liabilities	11,058,822	11,483,641
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized 4,000,000 shares as of June 28, 2026 and June 29, 2025; issued and outstanding 1,251,278 shares as of June 28, 2026, and 1,268,740 shares as of June 29, 2025	1,251	1,268
Additional paid-in capital	9,244,449	8,697,290
Treasury stock, at cost, 1,710,109 shares as of June 28, 2026, and 1,687,582 shares as of June 29, 2025	(31,597,945)	(27,763,430)
Accumulated other comprehensive loss	(127,088)	(62,423)
Retained earnings	34,950,254	28,988,914
Total stockholders’ equity	12,470,921	9,861,619
Total liabilities and stockholders’ equity	$23,529,743	$21,345,260

See Notes to Consolidated Financial Statements

Lam Research Corporation 2026 10-K 44

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,265,396	$5,358,217	$3,827,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	441,533	386,277	359,699
Deferred income taxes	(289,062)	(363,247)	(198,981)
Equity-based compensation expense	386,381	343,371	293,058
Other, net	(32,712)	6,845	10,243
Changes in operating asset and liability accounts:
Accounts receivable, net of allowance	(1,962,108)	(858,748)	303,443
Inventories	(93,860)	(180,733)	528,723
Prepaid expenses and other assets	50,240	(206,729)	(15,535)
Trade accounts payable	417,507	212,000	125,939
Deferred profit	(286,372)	1,147,759	(277,440)
Accrued expenses and other liabilities	(39,286)	328,252	(304,652)
Net cash provided by operating activities	5,857,657	6,173,264	4,652,269
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(966,405)	(759,186)	(396,670)
Proceeds from maturities of available-for-sale securities	—	—	34,336
Proceeds from sales of available-for-sale securities	—	—	3,430
Other, net	44,253	51,094	(11,710)
Net cash used for investing activities	(922,152)	(708,092)	(370,614)

Lam Research Corporation 2026 10-K 45

	Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and finance lease obligations and payments for debt issuance costs	$(755,428)	$(507,488)	$(256,104)
Treasury stock purchases	(3,851,343)	(3,422,321)	(2,842,807)
Dividends paid	(1,270,635)	(1,149,542)	(1,018,915)
Reissuances of treasury stock related to employee stock purchase plan	155,965	140,113	119,966
Proceeds from issuance of common stock	17,447	2,452	15,553
Other, net	(13,793)	143	(13,543)
Net cash used for financing activities	(5,717,787)	(4,936,643)	(3,995,850)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(27,431)	28,324	(22,374)
Net change in cash, cash equivalents and restricted cash	(809,713)	556,853	263,431
Cash, cash equivalents and restricted cash at beginning of year (1)	6,407,656	5,850,803	5,587,372
Cash, cash equivalents and restricted cash at end of year (1)	$5,597,943	$6,407,656	$5,850,803
Schedule of non-cash transactions
Accrued payables for stock repurchases, including applicable excise tax	$34,348	$38,525	$51,471
Accrued payables for capital expenditures	119,605	80,799	60,826
Dividends payable	325,402	291,981	260,905
Transfers of finished goods inventory to property and equipment	125,691	90,873	71,267
Supplemental disclosures:
Cash payments for interest	$150,101	$172,355	$173,094

Reconciliation of cash, cash equivalents, and restricted cash	June 28, 2026	June 29, 2025	June 30, 2024
Cash and cash equivalents	$5,579,171	$6,390,659	$5,847,856
Restricted cash and cash equivalents (1)	18,772	16,997	2,947
Total cash, cash equivalents, and restricted cash	$5,597,943	$6,407,656	$5,850,803

(1) Restricted cash is reported within Other assets in the Consolidated Balance Sheets

See Notes to Consolidated Financial Statements

Lam Research Corporation 2026 10-K 46

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per common share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 25, 2023	1,332,966	$1,333	$7,806,749	$(21,529,300)	$(100,706)	$22,032,096	$8,210,172
Issuance of common stock	5,243	5	15,548	—	—	—	15,553
Purchase of treasury stock	(37,241)	(37)	—	(2,848,755)	—	—	(2,848,792)
Reissuance of treasury stock	2,801	3	107,691	12,272	—	—	119,966
Equity-based compensation expense	—	—	293,058	—	—	—	293,058
Net income	—	—	—	—	—	3,827,772	3,827,772
Other comprehensive loss	—	—	—	—	(29,722)	—	(29,722)
Cash dividends declared ($0.80 per common share)	—	—	—	—	—	(1,048,553)	(1,048,553)
Balance at June 30, 2024	1,303,769	1,304	8,223,046	(24,365,783)	(130,428)	24,811,315	8,539,454
Issuance of common stock	4,315	4	2,448	—	—	—	2,452
Purchase of treasury stock	(41,812)	(42)	—	(3,409,333)	—	—	(3,409,375)
Reissuance of treasury stock	2,468	2	128,425	11,686	—	—	140,113
Equity-based compensation expense	—	—	343,371	—	—	—	343,371
Net income	—	—	—	—	—	5,358,217	5,358,217
Other comprehensive income	—	—	—	—	68,005	—	68,005
Cash dividends declared ($0.92 per common share)	—	—	—	—	—	(1,180,618)	(1,180,618)
Balance at June 29, 2025	1,268,740	1,268	8,697,290	(27,763,430)	(62,423)	28,988,914	9,861,619
Issuance of common stock	5,065	5	17,442	—	—	—	17,447
Purchase of treasury stock	(25,034)	(25)	—	(3,847,141)	—	—	(3,847,166)
Reissuance of treasury stock	2,507	3	143,336	12,626	—	—	155,965
Equity-based compensation expense	—	—	386,381	—	—	—	386,381
Net income	—	—	—	—	—	7,265,396	7,265,396
Other comprehensive loss	—	—	—	—	(64,665)	—	(64,665)
Cash dividends declared ($1.04 per common share)	—	—	—	—	—	(1,304,056)	(1,304,056)
Balance at June 28, 2026	1,251,278	$1,251	$9,244,449	$(31,597,945)	$(127,088)	$34,950,254	$12,470,921

See Notes to Consolidated Financial Statements

Lam Research Corporation 2026 10-K 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2026
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
The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns, such as electronics demand, memory pricing, and foundry utilization rates, may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors including, but not limited to, economic conditions; supply, demand, and prices for semiconductors; customer capacity requirements; and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2026, 2025, and 2024 may not necessarily be indicative of future operating results.
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
Revenue Recognition: The Company generally considers documentation of terms with an approved purchase order as a customer contract, provided that collection is considered probable, which is assessed based on the creditworthiness of the customer as determined by credit checks, payment histories, and/or other circumstances. The transaction price for contracts with customers is allocated among the identified performance obligations and consists of both fixed and variable consideration provided it is probable that a significant reversal of revenue will not occur when the uncertainty related to variable consideration is resolved. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes estimates for discounts and credits for future usage which are based on contractual terms outlined in volume purchase agreements and other factors known at the time. The Company generally invoices customers at shipment and for professional services as provided. Customer invoices are generally due within 30 to 90 days after issuance. The Company’s contracts with customers typically do not include significant financing components as the period between the transfer of performance obligations and timing of payment are generally within one year. Revenue for systems and spares are recognized at a point in time, which is generally upon shipment or delivery. Revenue from services is recognized over time as services are completed or ratably over the contractual period of generally one year or less. Revenue is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The Company elects to use the practical expedient afforded in the accounting guidance and therefore does not disclose remaining performance obligations for contracts with a duration of less than one year. Additionally, outstanding customer contracts with remaining durations more than one year are not material as of June 28, 2026.
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

Lam Research Corporation 2026 10-K 48

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
The Company reviews goodwill at least annually for impairment during the fourth quarter of each fiscal year and if certain events or indicators of impairment occur between annual impairment tests. When reviewing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In performing a qualitative assessment, it considers business conditions and other factors including, but not limited to (i) adverse industry or economic trends, (ii) restructuring actions and lower projections that may impact future operating results, (iii) sustained decline in share price, and (iv) overall financial performance and other events affecting the reporting units. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed by estimating the fair value of the reporting unit and comparing it to its carrying value, including goodwill allocated to that reporting unit. The Company did not record impairments of goodwill during the years ended June 28, 2026, June 29, 2025, or June 30, 2024.
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
Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar, and its fiscal year ends on the last Sunday of June each year. The Company’s fiscal years ending on June 28, 2026 and June 29, 2025 included 52 weeks, and the fiscal year ended June 30, 2024 included 53 weeks.

Lam Research Corporation 2026 10-K 49

Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Cash Equivalents and Investments: Investments purchased with an original maturity of three months or less are considered cash equivalents. The Company also invests in certain mutual funds, which include equity and fixed-income securities, related to its obligations under its deferred compensation plan, and such investments are classified as trading securities on the Consolidated Balance Sheets. All of the Company’s other investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as Other income (expense), net in the Consolidated Statement of Operations. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and difference between the cost and fair value of available-for-sale securities is presented as a component of accumulated other comprehensive income (loss). The Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the Consolidated Statement of Operations. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the Consolidated Statement of Operations. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the Consolidated Statement of Operations during the years ended June 28, 2026, June 29, 2025 and June 30, 2024.
Allowance for Expected Credit Losses: The Company maintains an allowance for expected losses resulting from the inability of its customers to make required payments. The Company evaluates its allowance for expected credit losses based on a combination of factors. In circumstances where specific invoices are deemed uncollectible, the Company provides a specific allowance against the amount due to reduce the net recognized receivable to the amount it reasonably believes will be collected. The Company also provides allowances based on its write-off history. Bad debt expense was not material for fiscal years ended June 28, 2026, June 29, 2025, and June 30, 2024.
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

Lam Research Corporation 2026 10-K 50

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
Foreign Currency Translation: The Company’s non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, primarily generate and expend cash in their local currency. Accordingly, all balance sheet accounts of these local functional currency subsidiaries are translated into U.S. dollars at the fiscal period-end exchange rate, and income and expense accounts are translated into U.S. dollars using average rates in effect for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation adjustments are recorded as cumulative translation adjustments and are a component of Accumulated other comprehensive income (loss). Remeasurement adjustments are recorded in Other income (expense), net, where the U.S. dollar is the functional currency and the Company transacts in a currency other than the functional currency.
Note 3: Recent Accounting Pronouncements
Recently Adopted or Effective
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard prospectively in fiscal year 2026 for the annual reporting period ending June 28, 2026. The adoption of ASU 2023-09 did not have an impact on the Company’s Consolidated Financial Statements other than expanded tax footnote disclosures.
Note 4: Revenue
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated between systems and customer-support related revenue:

	Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
	(in thousands)
Systems Revenue	$14,885,488	$11,491,280	$8,921,643
Customer support-related revenue and other	8,347,202	6,944,311	5,983,743
	$23,232,690	$18,435,591	$14,905,386

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

Lam Research Corporation 2026 10-K 51

Additionally, the Company serves three primary markets: memory, foundry, and logic/integrated device manufacturing. The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Foundry	54%	45%	40%
Memory	39%	42%	42%
Logic/integrated device manufacturing	7%	13%	18%
Deferred Revenue
Revenue of $2.09 billion included in deferred profit at June 29, 2025 was recognized during fiscal year 2026, representing 78% of the $2.68 billion of deferred revenue as of June 29, 2025.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of June 28, 2026 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(in thousands)
Deferred revenue	$1,798,139	$460,673	(1)	$175,184	(1)	$2,433,996

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
The Lam Research Corporation 2015 Stock Incentive Plan, as amended, and the Lam Research Corporation 2025 Stock Incentive Plan (collectively the “Stock Plans”) were approved by the stockholders and provide for the grant of non-qualified equity-based awards to eligible employees, consultants, advisors, and non-employee directors of the Company and its subsidiaries. The 2025 Stock Incentive Plan was approved by shareholders on November 4, 2025 and authorizes up to 96.8 million shares available for issuance under the plan. Additionally, 62.8 million shares that remained available for grant under the Company’s 2015 Stock Incentive plan, as amended were added to the shares available for issuance under the 2025 Stock Incentive plan. As of June 28, 2026, 159.9 million shares remain available for future issuance under the Stock Plans to satisfy stock option exercises and vesting of awards.
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) and related income tax benefit in the Consolidated Statements of Operations:

	Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
	(in thousands)
Equity-based compensation expense	$386,381	$343,371	$293,058
Income tax benefit recognized related to equity-based compensation	$23,505	$22,242	$38,157
Income tax benefit realized from the exercise and vesting of options and RSUs	$90,697	$28,727	$75,441

The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting terms on a straight-line basis.
Restricted Stock Units
During fiscal years 2026, 2025, and 2024, the Company issued both service-based RSUs and market-based PRSUs. Service-based RSUs typically vest annually over a period of 3 years or less. Market-based PRSUs generally vest three years from the grant date if certain performance and employment criteria are achieved.

Lam Research Corporation 2026 10-K 52

For the market-based PRSUs granted in the 2026 and 2025 fiscal years, the number of shares that can be earned over the performance period is based on the Company’s total shareholder return (“TSR”) relative to other companies in the Philadelphia Semiconductor Index (“XSOX”), and ranges from 0% to 150% of target. Total shareholder return is a measure of stock price appreciation in the performance period, adjusted for the reinvestment of dividends. Relative TSR performance is measured using the average closing prices of each XSOX company for the 50-trading days prior to the dates the performance period begins and ends. The target number of shares is earned based on the percentile ranking of the Company’s TSR among the TSRs for the companies making up the XSOX Index. If the Company’s TSR is negative over the performance period, the payout will be capped at 100%, regardless of the percentile ranking.
For market-based PRSUs granted in the 2024 fiscal year, the number of shares that can be earned over the performance periods is based on the Company’s Common Stock price performance compared to the market price performance of the Philadelphia Semiconductor Total Return Index (“XSOX”), and ranges from 0% to 150% of target. The stock price performance or market price performance is measured using the average closing price for the 50-trading days prior to the dates the performance period begins and ends. The target number of shares represented by the market-based PRSUs is increased by 2% of target for each 1% that Common Stock price performance exceeds the market price performance of the designated benchmark index.
The following table summarizes the Company’s combined service-based RSUs and market-based PRSUs:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding, June 29, 2025	8,964	$74.09
Granted	2,086	227.99
Vested	(4,706)	64.37
Forfeited or canceled	(414)	86.21
Outstanding, June 28, 2026	5,930	$124.83

Of the 5,930 thousand shares outstanding at June 28, 2026, 4,714 thousand are service-based RSUs and 1,216 thousand are market-based PRSUs. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s stock at the date of grant, discounted for dividends. The fair value of the Company’s market-based PRSUs granted during fiscal years 2026, 2025, and 2024 was calculated using a Monte Carlo simulation model at the date of the grant, resulting in a weighted average grant-date fair value per share of $283.38, $85.18, and $102.77, respectively. The total fair value of service-based RSUs and market-based RSUs that vested during fiscal years 2026, 2025, and 2024 was $293.7 million, $249.9 million, and $242.8 million, respectively.
 As of June 28, 2026, the Company had $567.7 million of total unrecognized compensation expense which is expected to be recognized over a weighted-average remaining period of approximately 2.1 years.
Stock Options
The Company granted stock options with a 7-year maximum contractual term to a limited group of executive officers during fiscal years 2025 and 2024. No stock options were granted during fiscal year 2026. Stock options typically vest over a period of three years or less. The Company had 916 thousand options outstanding at June 28, 2026 with a weighted-average exercise price of $60.48 per share, of which 822 thousand were exercisable with a weighted-average exercise price of $56.28 per share. As of June 28, 2026, the Company had $2.6 million of total unrecognized compensation expense related to unvested stock options granted and outstanding which is expected to be recognized over a weighted-average remaining period of nine months.
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
During fiscal year 2026, approximately 2,552 thousand shares of the Company’s Common Stock were sold to employees under the ESPP. At June 28, 2026, approximately 45.8 million shares were available for purchase, and the Company had $69.9 million of total unrecognized compensation cost, which is expected to be recognized over a remaining period of approximately ten months.

Lam Research Corporation 2026 10-K 53

Note 6: Other Income (Expense), Net
The significant components of Other income (expense), net, were as follows:

	Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
	(in thousands)
Interest income	$196,189	$231,331	$251,938
Interest expense	(156,884)	(178,203)	(185,236)
Gains on deferred compensation plan related assets, net	73,776	39,121	58,767
Foreign exchange losses, net	(30,082)	(26,412)	(4,837)
Other, net	(20,321)	(8,676)	(24,323)
	$62,678	$57,161	$96,309

Interest income in fiscal year 2026 decreased compared to fiscal year 2025 primarily due to lower interest rates as well as an impact from slightly lower average invested cash balances versus the prior year. Interest income in fiscal year 2025 decreased compared to fiscal year 2024, primarily due to lower interest rates, partially offset by higher average cash balances.
Interest expense decreased in fiscal year 2026 compared to fiscal year 2025 primarily due to the maturity of $750.0 million of the Company’s Senior Notes in March 2026. Interest expense decreased in fiscal year 2025 compared to fiscal year 2024 primarily due to the maturity of $500.0 million of the Company’s Senior Notes in March 2025.
The gains on deferred compensation plan related assets, net in fiscal years 2026, 2025 and 2024 were driven by fluctuations in the fair market value of the underlying funds.
Foreign exchange fluctuations in fiscal years 2026, 2025 and 2024 were primarily due to currency movements against portions of our unhedged balance sheet exposures.
The variations in other, net for the year ended June 28, 2026 compared to the years ended June 29, 2025 and June 30, 2024 were primarily driven by fluctuations in the fair market value of equity investments.
Note 7: Income Taxes
The components of income before income taxes were as follows:

	Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
	(in thousands)
United States	$535,542	$219,435	$282,736
Foreign	7,726,931	5,738,694	4,077,486
	$8,262,473	$5,958,129	$4,360,222

Lam Research Corporation 2026 10-K 54

Significant components of the provision (benefit) for income taxes attributable to income before income taxes were as follows:

	Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
	(in thousands)
Federal:
Current	$959,341	$701,819	$566,106
Deferred	(270,392)	(372,783)	(186,238)
	688,949	329,036	379,868
State:
Current	28,697	22,979	20,081
Deferred	(5,645)	12,448	(15,118)
	23,052	35,427	4,963
Foreign:
Current	298,100	238,363	143,595
Deferred	(13,024)	(2,914)	4,024
	285,076	235,449	147,619
Total provision for income taxes	$997,077	$599,912	$532,450

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Significant components of the Company’s net deferred tax assets and liabilities were as follows:

	June 28, 2026	June 29, 2025
	(in thousands)
Deferred tax assets:
Tax carryforwards	$470,727	$431,533
Allowances and reserves	281,612	260,266
Outside basis differences of foreign subsidiaries	1,250,897	1,002,861
R&D capitalization	126,910	96,594
Operating lease liabilities	72,236	50,722
Other	61,039	54,749
Gross deferred tax assets	2,263,421	1,896,725
Valuation allowance	(464,134)	(424,347)
Net deferred tax assets	1,799,287	1,472,378
Deferred tax liabilities:
Capital assets	(146,147)	(129,145)
Right-of-use assets	(72,236)	(50,722)
Other	(17,144)	(17,472)
Gross deferred tax liabilities	(235,527)	(197,339)
Net deferred tax assets	$1,563,760	$1,275,039

Realization of the Company’s net deferred tax assets is based upon the weighting of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such deferred tax assets will be realized with the exception of $464.1 million primarily related to California deferred tax assets. At June 28, 2026, the Company continued to record a valuation allowance to offset the entire California deferred tax asset balance due to the single sales factor apportionment resulting in lower taxable income in California.
At June 28, 2026, the Company had state tax credit carryforwards of $705.6 million. Substantially all of these credits can be carried forward indefinitely.

Lam Research Corporation 2026 10-K 55

The Company adopted ASU 2023-09 on a prospective basis beginning with the fiscal year ended June 28, 2026. The following table presents required disclosures pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to the Company’s Consolidated effective amount and rate for the year ended June 28, 2026:

	Year Ended
	June 28, 2026
	Amount	Percent
	(in thousands)
Income tax expense computed at federal statutory rate	$1,735,119	21.0%
State and local income taxes, net of federal income tax effect	12,265	0.2%
Foreign tax effects
Malaysia
Statutory tax rate differential	223,945	2.7%
Incentive agreement	(1,682,441)	(20.4)%
Other	2,784	—%
Other foreign jurisdictions	12,426	0.2%
Effect of changes in tax laws or rates enacted in the current period	27,450	0.3%
Effect of cross-border tax laws
Global intangible low-taxed income	305,392	3.7%
Foreign income inclusions taxable at U.S. statutory rate - Subpart F	413,370	5.0%
Other	(1,241)	—%
Tax credits
Research and development	(108,401)	(1.3)%
Other	(436)	—%
Nontaxable or nondeductible items	(82,024)	(1.0)%
Changes in uncertain tax positions	136,674	1.7%
Other adjustments	2,195	—%
Income tax expense, effective tax rate	$997,077	12.1%

At June 28, 2026, the state and local income taxes in Oregon and Minnesota comprised the majority of the state and local income taxes, net of federal tax effect category.
The effect of cross-border tax laws category includes the benefit of foreign tax credits associated with foreign earnings subject to U.S. taxation. The Company presents this category on a net basis as the foreign tax credits directly offset the related U.S. tax liability.

Lam Research Corporation 2026 10-K 56

The following table presents the required disclosures prior to the Company’s adoption of ASU 2023-09 and reconciles income tax expense provided at the federal statutory rate (21% in fiscal years 2025 and 2024) to actual income tax expense for the fiscal years ended June 29, 2025 and June 30, 2024.

	Year Ended
	June 29, 2025	June 30, 2024
	(in thousands)
Income tax expense computed at federal statutory rate	$1,251,207	$915,647
State income taxes, net of federal tax benefit	(13,581)	(37,965)
Foreign income taxed at different rates	(451,199)	(313,795)
Settlements and reductions in uncertain tax positions	(266,805)	(18,947)
Tax credits	(116,699)	(125,523)
State valuation allowance, net of federal tax benefit	42,759	44,916
Equity-based compensation	17,391	(11,296)
Increases in uncertain tax positions	138,029	62,333
Other permanent differences and miscellaneous items	(1,190)	17,080
	$599,912	$532,450

Effective from fiscal year 2022, the Company has a 15-year tax incentive ruling in Malaysia for one of its foreign subsidiaries. The impact of the tax incentive decreased worldwide taxes by approximately $967.9 million, $584.8 million, and $416.3 million for fiscal years 2026, 2025, and 2024, respectively. The benefit of the tax incentive on diluted earnings per share was approximately $0.77, $0.45, and $0.32 in fiscal years 2026, 2025, and 2024, respectively.
BEPS 2.0 GMT was fully effective for the Company this fiscal year. The Company assessed GMT under currently enacted legislation and determined that it met transitional safe harbor requirements in most jurisdictions, with limited jurisdictions subject to GMT. The Company assessed the impact and concluded that it was not material. The impact has been included within income tax expense for the twelve months ended June 28, 2026.
On July 4, 2025, the OBBBA was signed into law by U.S. President Donald Trump. The impact on income taxes due to change in legislation is required, under ASC 740, Income Taxes, to be recognized in the period in which the law is enacted, which was this fiscal year. In general, the OBBBA introduced changes to U.S. taxation, including changes in the taxation of non-U.S. income. The Company assessed the changes and concluded that they were not material. The impact has been included within income tax expense for the twelve months ended June 28, 2026.
The Company’s gross uncertain tax positions were $864.1 million, $720.3 million, and $723.8 million as of June 28, 2026, June 29, 2025, and June 30, 2024, respectively. During fiscal year 2026, gross uncertain tax positions increased by $143.8 million. The amount of uncertain tax positions that, if recognized, would impact the effective tax rate was $735.5 million, $604.6 million, and $622.6 million, as of June 28, 2026, June 29, 2025, and June 30, 2024, respectively.

Lam Research Corporation 2026 10-K 57

The aggregate changes in the balance of gross uncertain tax positions were as follows:

(in thousands)
Balance as of June 25, 2023	$640,172
Settlements and effective settlements with tax authorities	(9,548)
Lapse of statute of limitations	(10,114)
Decreases in balances related to tax positions taken during prior periods	(12,326)
Increases in balances related to tax positions taken during current period	115,600
Balance as of June 30, 2024	723,784
Settlements and effective settlements with tax authorities	(7,668)
Lapse of statute of limitations	(211,696)
Increases in balances related to tax positions taken during prior periods	69,016
Decreases in balances related to tax positions taken during prior periods	(3,983)
Increases in balances related to tax positions taken during current period	150,868
Balance as of June 29, 2025	720,321
Settlements and effective settlements with tax authorities	(66,083)
Lapse of statute of limitations	(15,904)
Increases in balances related to tax positions taken during prior periods	3,741
Decreases in balances related to tax positions taken during prior periods	(17,075)
Increases in balances related to tax positions taken during current period	239,149
Balance as of June 28, 2026	$864,149

The Company had accrued $83.1 million, $86.3 million, and $105.7 million cumulatively for gross interest and penalties as of June 28, 2026, June 29, 2025, and June 30, 2024, respectively.
The Company is subject to audits by state and foreign tax authorities. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.
The Company files U.S. federal, U.S. state, and foreign income tax returns. As of June 28, 2026, tax years 2005-2026 remain subject to examination in the jurisdictions where the Company operates.
The Internal Revenue Service (“IRS”) examined the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2019, June 28, 2020, and June 27, 2021. As of June 2026, the IRS proposed adjustments that were not significant, which the Company agreed to and paid.
As a result of the adoption of ASU 2023-09, the Company has included the following table reconciling income taxes paid (net of refunds received):

Year Ended
June 28, 2026
Cash payment for income taxes (net of refunds received)	(in thousands)
Federal	$1,128,278
State	24,056
Foreign
Korea	91,862
Other	89,800
Total cash payments for income taxes (net of refunds received)	$1,333,996

Total cash payments for income taxes (net of refunds received) was $972.5 million and $991.8 million, as of June 29, 2025 and June 30, 2024, respectively.

Lam Research Corporation 2026 10-K 58

Note 8: Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, and restricted stock units.
The following table reconciles the inputs to the basic and diluted computations for net income per share.

	Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
	(in thousands, except per share data)
Numerator:
Net income	$7,265,396	$5,358,217	$3,827,772
Denominator:
Basic average shares outstanding	1,255,079	1,286,101	1,314,102
Effect of potential dilutive securities:
Employee stock plans	6,023	4,041	5,847
Diluted average shares outstanding	1,261,102	1,290,142	1,319,949
Net income per share - basic	$5.79	$4.17	$2.91
Net income per share - diluted	$5.76	$4.15	$2.90

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. These anti-dilutive securities, including options, service-based RSUs, and market-based PRSUs, were not material for fiscal years ended June 28, 2026, June 29, 2025, and June 30, 2024.
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

Lam Research Corporation 2026 10-K 59

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments.
The Company evaluates its investments with fair value less than amortized cost by first considering whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In either such situation, the difference between fair value and amortized cost is recognized as a loss in the Consolidated Statement of Operations. Where such sales are not likely to occur, the Company considers whether a portion of the loss is the result of a credit loss. To the extent such losses are the result of credit losses, those amounts are recognized in the Consolidated Statement of Operations. All other differences between fair value and amortized cost are recognized in other comprehensive income. No such losses were recognized through the Consolidated Statement of Operations during the twelve months ended June 28, 2026, June 29, 2025, and June 30, 2024.
Investments
Investments are recorded within Prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets. As of June 28, 2026 and June 29, 2025, the fair value, and associated unrealized loss positions, if any, of mutual funds and equity investments were not material. Gross realized gains/(losses) from sales of investments were insignificant in fiscal years 2026, 2025, and 2024.
The financial instruments reported within Cash and cash equivalents in the Company’s Consolidated Balance Sheets as of June 28, 2026, and June 29, 2025 consisted of the following:

	June 28, 2026	June 29, 2025
	(in thousands)
Money market funds (fair value measured on a recurring basis, level 1)	$2,015,275	$3,151,084
Cash	2,071,271	1,662,236
Time deposits	1,492,625	1,577,339
Total	$5,579,171	$6,390,659

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
Cash Flow Hedges
As of June 28, 2026 and June 29, 2025, the fair value of outstanding cash flow hedges was not material. The effect of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations, including accumulated other comprehensive income, was not material as of and for the twelve months ended June 28, 2026 and June 29, 2025. As of June 28, 2026, the Company had an immaterial net gain or loss accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges and interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 12 months. The total notional value of cash flow hedge instruments outstanding as of June 28, 2026 included $615.4 million of buy contracts and $438.5 million of sell contracts.
Balance Sheet Derivative Instruments
As of June 28, 2026 and June 29, 2025, the fair value of outstanding balance sheet derivative instruments was not material. The effect of the Company’s balance sheet derivative instruments on the Company’s Consolidated Statements of Operations were not material as of and for the twelve months ended June 28, 2026. The total notional value of balance sheet derivative instruments outstanding as of June 28, 2026 included $359.6 million of buy contracts and $576.2 million of sell contracts.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable, and derivative financial instruments used in hedging activities. Cash is placed on deposit at large, global financial institutions. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s cash are creditworthy and, accordingly, minimal credit risk exists with respect to these balances. To ensure diversification and minimize concentration, the Company’s policy limits the amount of credit exposure with any one financial institution.

Lam Research Corporation 2026 10-K 60

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
As of June 28, 2026, five customers accounted for approximately 20%, 16%, 15%, 11%, and 10% of accounts receivable, respectively. As of June 29, 2025, three customers accounted for approximately 19%, 15%, and 12% of accounts receivable, respectively. No other customers accounted for 10% or more of accounts receivable. The Company’s balance and transactional activity for its allowance for doubtful accounts is not material as of and for the years ended June 28, 2026, June 29, 2025, and June 30, 2024. Refer to Note 19: Segment, Geographic Information, and Major Customers for additional information regarding customer concentrations.
Note 10: Inventories
Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. Inventories consist of the following:

	June 28, 2026	June 29, 2025
	(in thousands)
Raw materials	$2,551,150	$2,662,248
Work-in-process	449,669	282,885
Finished goods	1,275,292	1,362,858
	$4,276,111	$4,307,991

Note 11: Property and Equipment
Property and equipment, net, is presented in the table below.

	June 28, 2026	June 29, 2025
	(in thousands)
Manufacturing and engineering equipment	$2,559,970	$2,219,207
Buildings and improvements	2,289,208	1,914,570
Computer and computer-related equipment	192,354	182,439
Land	264,507	166,207
Office equipment, furniture and fixtures	114,797	92,740
	5,420,836	4,575,163
Less: accumulated depreciation and amortization	(2,484,833)	(2,169,641)
	$2,936,003	$2,405,522

The Company has excluded an immaterial value of finance right of use assets recorded within property and equipment, net from the table above. Depreciation expense during fiscal years 2026, 2025, and 2024 was $383.9 million, $329.5 million, and $299.0 million, respectively.
Note 12: Goodwill and Intangible Assets
Goodwill
The balance of goodwill was $1.63 billion as of June 28, 2026 and June 29, 2025, respectively. As of June 28, 2026 and June 29, 2025, $86.9 million and $78.9 million, respectively, of the goodwill balance is tax deductible, and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law. No goodwill impairments were recognized in fiscal years 2026, 2025, or 2024.

Lam Research Corporation 2026 10-K 61

Intangible Assets
The balance of intangible assets as of June 28, 2026 and June 29, 2025 were $269.3 million and $182.2 million, respectively, consisting primarily of capitalized software. The effect of intangible assets on the Company’s Consolidated Statement of Operations, including amortization and impairment, if any, was not material for fiscal years 2026, 2025, and 2024.
Note 13: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 28, 2026	June 29, 2025
	(in thousands)
Accrued compensation	$695,498	$618,370
Warranty reserves	270,044	248,783
Income and other taxes payable	263,205	541,426
Dividend payable	325,402	291,981
Other	797,392	693,806
	$2,351,541	$2,394,366

Note 14: Long Term Debt and Other Borrowings
As of June 28, 2026, and June 29, 2025, the Company’s outstanding debt consisted of the following:

	June 28, 2026		June 29, 2025
	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
Fixed-rate 3.125% Senior Note Due June 15, 2060 ("2060 Notes")	$500,000	3.18%	$500,000	3.18%
Fixed-rate 2.875% Senior Note Due June 15, 2050 ("2050 Notes")	750,000	2.93%	750,000	2.93%
Fixed-rate 4.875% Senior Notes Due March 15, 2049 ("2049 Notes")	750,000	4.93%	750,000	4.93%
Fixed-rate 1.90% Senior Note Due June 15, 2030 ("2030 Notes")	750,000	2.01%	750,000	2.01%
Fixed-rate 4.00% Senior Notes Due March 15, 2029 ("2029 Notes")	1,000,000	4.09%	1,000,000	4.09%
Fixed-rate 3.75% Senior Notes Due March 15, 2026 ("2026 Notes")	—	3.86%	750,000	3.86%
Total Senior Notes outstanding, at par	3,750,000		4,500,000
Unamortized discount	(23,854)		(26,428)
Unamortized bond issuance costs	(4,232)		(4,774)
Other financing arrangements	147		566
Total debt outstanding, at carrying value	$3,722,061		$4,469,364
Reported as:
Current portion of long-term debt	$147		$749,670
Long-term debt	$3,721,914		$3,719,694

The Company’s contractual cash obligations relating to its outstanding debt as of June 28, 2026, were as follows:

Payments Due by Fiscal Year:	Principal	Interest
	(in thousands)
2027	$—	$128,000
2028	—	128,000
2029	1,000,000	116,333
2030	750,000	87,406
2031	—	73,750
Thereafter	2,000,000	1,508,724
Total	$3,750,000	$2,042,213

Lam Research Corporation 2026 10-K 62

Senior Notes
On May 5, 2020, the Company completed a public offering of $750.0 million aggregate principal amount of the Company’s Senior Notes due June 15, 2030 (the “2030 Notes”), $750.0 million aggregate principal amount of the Company’s Senior Notes due June 15, 2050 (the “2050 Notes”), and $500.0 million aggregate principal amount of the Company’s Senior Notes due June 15, 2060 (the “2060 Notes”). The Company pays interest at an annual rate of 1.90%, 2.875%, and 3.125%, on the 2030, 2050, and 2060 Notes, respectively, on a semi-annual basis on June 15 and December 15 of each year.
On March 4, 2019, the Company completed a public offering of $750.0 million aggregate principal amount of the Company’s Senior Notes due March 15, 2026 (the “2026 Notes”), $1.00 billion aggregate principal amount of the Company’s Senior Notes due March 15, 2029 (the “2029 Notes”), and $750.0 million aggregate principal amount of the Company’s Senior Notes due March 15, 2049 (the “2049 Notes”). The Company pays interest at an annual rate of 4.00% and 4.875%, on the 2029 and 2049 Notes, respectively, on a semi-annual basis on March 15 and September 15 of each year. The 2026 Notes were settled upon maturity during the three months ended March 29, 2026.
The Company may redeem the 2029, 2030, 2049, 2050, and 2060 Notes (collectively the “Senior Notes”) at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect to the Senior Notes and accrued and unpaid interest before December 15, 2028 for the 2029 Notes, before March 15, 2030 for the 2030 Notes, before September 15, 2048 for the 2049 Notes, before December 15, 2049 for the 2050 Notes, and before December 15, 2059 for the 2060 Notes. The Company may redeem the Senior Notes at par, plus accrued and unpaid interest at any time on or after December 15, 2028 for the 2029 Notes, on or after March 15, 2030 for the 2030 Notes, on or after September 15, 2048 for the 2049 Notes, on or after December 15, 2049 for the 2050 Notes, and on or after December 15, 2059 for the 2060 Notes. In addition, upon the occurrence of certain events, as described in the indenture, the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the respective note, plus accrued and unpaid interest.
Selected additional information regarding the Senior Notes outstanding as of June 28, 2026, is as follows:

	Remaining Amortization period	Fair Value of Notes (Level 2)
	(years)	(in thousands)
2060 Notes	34.0	$315,050
2050 Notes	24.0	$486,450
2049 Notes	22.7	$689,933
2030 Notes	4.0	$680,130
2029 Notes	2.7	$990,020
Revolving Credit Facility
On March 12, 2014, the Company established an unsecured Credit Agreement. This agreement was amended on November 10, 2015 (the “Amended and Restated Credit Agreement”), October 13, 2017 (the “2nd Amendment”), February 25, 2019 (the “3rd Amendment”), June 17, 2021 (the “Second Amended and Restated Credit Agreement”), December 7, 2022 (“Amendment No.1 to Second Amended and Restated Credit Agreement”), and January 27, 2025 (the “Third Amended and Restated Credit Agreement”). The Third Amended and Restated Credit Agreement provides for a $2.00 billion revolving credit facility with a syndicate of lenders, along with an expansion option that will allow the Company, subject to certain requirements, to request an increase in the facility of up to an additional $750.0 million, for a potential total commitment of $2.75 billion. The facility matures on January 25, 2030.
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (1) a base rate, plus a spread of 0.00% to 0.10%, or (2) an adjusted term Secured Overnight Financing Rate, plus a spread of 0.70% to 1.10%, in each case plus a facility fee, with such spread and facility fee determined in accordance with the Third Amended and Restated Credit Agreement, and with the spread and facility fee based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest are due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating as described above. As of June 28, 2026, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
Commercial Paper Program
In November 2017, the Company established a commercial paper program (the “CP Program”) under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate principal amount of $1.25 billion. In July 2021, the Company amended the CP Program size to a maximum aggregate amount outstanding at any time of $1.50 billion. In March 2026, the CP Program size was further amended to a maximum aggregate amount outstanding at any time of $2.00 billion. The net proceeds from the CP Program may be used for general corporate purposes, including repurchases of the Company’s Common Stock from time to time under the Company’s stock repurchase program. Amounts available under the CP Program may be re-borrowed. The CP Program is backstopped by the Company’s Revolving Credit Arrangement. As of June 28, 2026, the Company had no outstanding borrowings under the CP Program.

Lam Research Corporation 2026 10-K 63

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes, and the revolving credit facility during the fiscal years ended June 28, 2026, June 29, 2025, and June 30, 2024.

	Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
	(in thousands)
Contractual interest coupon	$147,925	$169,586	$175,128
Amortization of interest discount	2,574	2,987	3,274
Amortization of issuance costs	1,350	1,514	1,488
Effect of interest rate contracts, net	4,054	3,132	3,145
Total interest cost recognized	$155,903	$177,219	$183,035

Note 15: Leases
The Company leases certain office spaces, manufacturing and warehouse spaces, equipment, and vehicles. While the majority of the Company’s lease arrangements are operating leases, the Company has certain leases that qualify as finance leases.
The Company leases some of its administrative, research and development and manufacturing facilities, regional sales/service offices, and certain equipment under non-cancelable leases. Certain of the Company’s facility leases provide the Company with options to extend the leases for additional periods, to purchase the facilities, or provide for periodic rent increases based on the general rate of inflation.
Variable lease payments are expensed as incurred and are not included within the right of use asset and lease liability calculation. Variable lease payments primarily include costs associated with the Company’s third-party logistics arrangements that contain one or more embedded leases. Variable lease costs will fluctuate based on factory output and material receipt volumes. Variable lease costs for fiscal years 2026, 2025, and 2024 were $165.9 million, $176.6 million, and $176.6 million; respectively. Finance lease costs, including amortization of right of use assets and interest on lease liabilities; short-term rental expense for agreements less than one year in duration; and operating lease costs were immaterial for fiscal years 2026, 2025, and 2024, respectively.
Supplemental cash flow information related to leases was as follows as of June 28, 2026, June 29, 2025, and June 30, 2024:

	Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$95,019	$85,558	$97,447
Financing cash flows paid for principal portion of finance leases	4,971	4,059	255,695

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$207,172	$81,011	$146,169
Finance leases	3,308	2,884	226,519

Lam Research Corporation 2026 10-K 64

Supplemental balance sheet information related to leases was as follows as of June 28, 2026 and June 29, 2025:

	June 28, 2026	June 29, 2025
	(in thousands)
Operating leases
Other assets	$397,359	$286,980

Accrued expenses and other current liabilities	$90,415	$78,707
Other long-term liabilities	296,587	193,343
Total operating lease liabilities	$387,002	$272,050

As of June 28, 2026 and June 29, 2025 outstanding finance lease obligations were immaterial.

	June 28, 2026		June 29, 2025
	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
	(in years)		(in years)
Operating leases	5.9	4.20%	4.9	3.75%
As of June 28, 2026, the maturities of operating lease liabilities are as follows:

Operating Leases
(in thousands)
2027	$103,302
2028	76,961
2029	70,599
2030	56,984
2031	41,741
Thereafter	92,164
Total lease payments	$441,751
Less imputed interest	(54,749)
Total	$387,002

Note 16: Deferred Compensation Plans
The Company has an unfunded, non-qualified deferred compensation plan whereby executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among various mutual funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. Participants are able to elect the payment of benefits on a specified date at least three years after the opening of a deferral sub-account or upon retirement. Distributions are made in the form of lump sum or annual installments over a period of up to 20 years as elected by the participant. If no alternate election has been made, a lump sum payment will be made upon termination of a participant’s employment with the Company. As of June 28, 2026, and June 29, 2025, the liability of the Company to the plan participants was $498.5 million and $423.9 million, respectively, which was recorded in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. As of June 28, 2026, and June 29, 2025, the Company had investments in the aggregate amount of $511.8 million and $438.8 million, respectively, which correlate to the deferred compensation obligations, which were recorded in Other assets on the Consolidated Balance Sheets.
Note 17: Commitments and Contingencies
The Company has certain obligations to make future payments under various contracts; some of these are recorded on its balance sheet and some are not. Obligations that are recorded on the Company’s balance sheet include the Company’s operating and finance lease obligations. Obligations that are not recorded on the Company’s balance sheet include contractual relationships for purchase obligations and certain guarantees. The Company’s commitments relating to off-balance sheet agreements are included in the tables below. These amounts exclude $762.4 million of liabilities related to uncertain tax positions (see Note 7: Income Taxes for further discussion) as of the end of the fiscal year because the Company is unable to reasonably estimate the ultimate amount or time of settlement.

Lam Research Corporation 2026 10-K 65

Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of June 28, 2026, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 28, 2026, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $275.1 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Purchase Obligations
Purchase obligations consist of non-cancelable significant contractual obligations either on an annual basis or over multi-year periods. The contractual cash obligations and commitments table presented below contains the Company’s minimum obligations at June 28, 2026, under these arrangements and others. For obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided.

The Company’s commitments related to these agreements as of June 28, 2026, were as follows:

Payments Due by Fiscal Year:	Purchase Obligations
(in thousands)
2027	$1,056,893
2028	174,260
2029	71,719
2030	61,397
2031	37,185
Thereafter	79,741
Total	$1,481,195

Transition Tax Liability
On December 22, 2017, the “Tax Cuts & Jobs Act” was signed into law. Among other items, this U.S. tax reform assessed a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. As a result, the Company recognized a total transition tax of $868.4 million and elected to pay the one-time tax over a period of 8 years, commencing in the twelve months ended June 30, 2019. During fiscal year 2023, this one-time tax was adjusted, resulting in a total tax liability increase of approximately $50.0 million, which was spread over the same 8-year period. The remaining obligation related to this arrangement was settled in fiscal year 2026.
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of June 28, 2026, warranty reserves totaling $19.7 million were reported in Other long-term liabilities, and the remainder were included in Accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.

Lam Research Corporation 2026 10-K 66

Changes in the Company’s product warranty reserves were as follows:

	Year Ended
	June 28, 2026	June 29, 2025
	(in thousands)
Balance at beginning of period	$265,466	$250,404
Warranties issued during the period	310,558	266,345
Settlements made during the period	(250,830)	(193,817)
Changes in liability for pre-existing warranties	(35,481)	(57,466)
Balance at end of period	$289,713	$265,466

Government Assistance
In the fiscal years ended June 28, 2026 and June 29, 2025, the Company received government assistance from various domestic and international governments in the form of cash grants or refundable tax credits. The Grants typically specify conditions that must be met in order for the Grants to be earned, such as employment or employee retention targets; completion of employee training; or the construction or acquisition of property and equipment and are often time-bound. If conditions are not satisfied or if the duration period for the arrangement is not met, the Grants are often subject to reduction, repayment, or termination.
During the fiscal years ended June 28, 2026 and June 29, 2025, the Company’s cash Grants were insignificant. During the fiscal years ended June 28, 2026 and June 29, 2025, the Company recognized immaterial reductions to the cost basis of acquired property and equipment related to refundable tax credits earned. This reduction in the cost basis of acquired property and equipment is recorded with a corresponding reduction to taxes payable and classified under Accrued expense and other current liabilities, or Other long-term liabilities, as appropriate, in the Consolidated Balance Sheets.
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
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased		Total Cost of Repurchase (1)	Average Price Paid Per Share (1,2)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 29, 2025					$7,517,184
Quarter ended September 28, 2025	9,686	(3)	$990,046	$105.67	$6,527,138
Quarter ended December 28, 2025	9,387		$1,442,095	$153.62	$5,085,043
Quarter ended March 29, 2026	3,516	(3)	$796,378	$210.57	$4,288,665
Quarter ended June 28, 2026	811	(3)	$245,941	$325.14	$4,042,724
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

Lam Research Corporation 2026 10-K 67

Accelerated Share Repurchase Agreements
On March 11, 2026, the Company entered into an accelerated share repurchase agreement (the “March 2026 ASR”) with a financial institution to repurchase a total of $200.0 million of Common Stock. The Company took an initial delivery of approximately 685 thousand shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on March 11, 2026. The total number of shares received under the March 2026 ASR was based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the March 2026 ASRs occurred in June 2026, resulting in the receipt of approximately 55 thousand additional shares, which yielded a weighted-average share price of $270.71 for the transaction period, including the effects of a 1% excise tax under the Inflation Reduction Act
On April 30, 2025, the Company entered into accelerated share repurchase agreements (the "April 2025 ASRs") with two financial institutions to repurchase a total of $500.0 million of Common Stock. The Company took an initial delivery of approximately 5.2 million shares, which represented 75% of the prepayment amount divided by the Company’s closing stock price on April 30, 2025. The total number of shares received under the April 2025 ASRs was based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. Final settlement of the April 2025 ASRs occurred in September 2025, resulting in the receipt of approximately 317 thousand additional shares, which yielded a weighted-average share price of $91.00 for the transaction period, including the effects of a 1% excise tax under the Inflation Reduction Act.
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

Lam Research Corporation 2026 10-K 68

The table below reconciles the Company's reportable segment to income before income taxes:

	Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
	(in thousands)
Revenue	$23,232,690	$18,435,591	$14,905,386

Installation and warranty expense	645,551	544,192	435,015
Other cost of goods sold (COGS) (1)	10,467,090	8,675,349	6,988,338
Segment COGS	11,112,641	9,219,541	7,423,353

Segment gross margin	12,120,049	9,216,050	7,482,033

Reconciliation to consolidated gross margin
Restructuring charges, net	—	—	43,375
All other COGS	394,741	236,991	385,867
Gross margin	11,725,308	8,979,059	7,052,791

Research and development	2,375,873	2,096,387	1,902,444
Selling, general, and administrative	1,149,640	981,704	868,247
Restructuring charges, net - operating expenses	—	—	18,187
Other income (expense), net	62,678	57,161	96,309
Income before income taxes	$8,262,473	$5,958,129	$4,360,222

(1)Other COGS is primarily comprised of the capitalized cost of inventory sold, including both direct and indirect costs, but excludes installation and warranty expense and those items not allocated to the segment.
The Company operates in seven geographic regions: United States, China, Europe, Japan, Korea, Southeast Asia, and Taiwan. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located, while long-lived assets; which includes property and equipment, net, and recognized right of use assets reported in Other assets in the Consolidated Balance Sheets as of June 28, 2026 and June 29, 2025; are attributed to the geographic locations in which the assets are located.
Revenues and long-lived assets by geographic region were as follows:

	Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Revenue:	(in thousands)
China	$7,859,811	$6,205,062	$6,293,990
Taiwan	5,222,915	3,445,220	1,671,815
Korea	4,505,327	4,127,766	2,874,015
Japan	2,171,088	1,880,882	1,460,429
United States	1,528,912	1,376,857	1,104,087
Southeast Asia	1,245,931	837,242	794,054
Europe	698,706	562,562	706,996
Total revenue	$23,232,690	$18,435,591	$14,905,386

Lam Research Corporation 2026 10-K 69

	June 28, 2026	June 29, 2025	June 30, 2024
Long-lived assets:	(in thousands)
United States	$2,003,371	$1,716,574	$1,582,103
Southeast Asia	651,935	451,283	390,514
Korea	346,247	299,497	262,405
Taiwan	176,537	96,458	98,268
Europe	152,702	134,707	115,316
Japan	16,512	8,638	7,858
China	6,527	8,567	6,390
	$3,353,831	$2,715,724	$2,462,854

In fiscal year 2026, four customers accounted for approximately 16%, 15%, 12%, and 12% of total revenues, respectively. In fiscal year 2025, two customer accounted for approximately 17% and 15% of total revenues. In fiscal year 2024, one customer accounted for approximately 17% of total revenues, respectively. No other customers accounted for 10% or more of total revenues.
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
No restructuring costs were recorded during the fiscal year ended June 28, 2026 or June 29, 2025. During the fiscal year ended June 30, 2024, net restructuring costs of $43.4 million and $18.2 million were recorded in Restructuring charges, net - cost of goods sold, and Restructuring charges, net - operating expenses, respectively in the Consolidated Statements of Operations.
The restructuring plan was substantially completed as of June 30, 2024, and cumulative costs as of June 30, 2024 totaled $181.9 million. The associated restructuring liability was substantially satisfied in the three months ended September 29, 2024.

Lam Research Corporation 2026 10-K 70

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lam Research Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheet of Lam Research Corporation (the Company) as of June 28, 2026, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 28, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 28, 2026, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Lam Research Corporation 2026 10-K 71

Evaluation of sufficiency of audit evidence over revenue
As discussed in Notes 2, 4, and 19 to the consolidated financial statements, the Company recorded $23,232,690 thousand in revenue for the year ended June 28, 2026. The Company generates revenue by designing, manufacturing, refurbishing, and servicing semiconductor processing equipment used in the fabrication of integrated circuits. The Company’s process to account for and recognize revenue differs across revenue streams.

We identified the evaluation of the sufficiency of audit evidence obtained over revenue as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment due to the number of revenue streams and separate processes to account for and recognize revenue. This included determining the nature and extent of audit evidence obtained over each revenue stream.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the revenue streams over which procedures were performed as well as the nature and extent of such procedures. For revenue streams where procedures were performed, we:

•evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition processes, including the Company’s controls over the accurate recording of revenue
•evaluated the Company’s revenue recognition accounting policies
•evaluated, for a sample of revenue transactions, (1) the accounting for consistency with the Company’s accounting policies, as applicable, including timing of revenue recognition, and (2) the recorded amounts by comparing them for consistency to underlying documentation, including the customer contracts.

In addition, we evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of audit effort over revenue.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.
Santa Clara, California
August 7, 2026

Lam Research Corporation 2026 10-K 72

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lam Research Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lam Research Corporation (the Company) as of June 29, 2025, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended June 29, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 29, 2025 and the results of its operations and its cash flows for each of the two years in the period ended June 29, 2025, in conformity with U.S. generally accepted accounting principles.

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
/s/ Ernst & Young LLP
We served as the Company’s auditor from 1981 to 2025.
San Jose, California
August 11, 2025

Lam Research Corporation 2026 10-K 73

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2026. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 28, 2026 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 28, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
KPMG LLP, an independent registered public accounting firm, independently assessed the effectiveness of our internal control over financial reporting, as stated in their attestation report, which is included in Part II, Item 8 of this 2026 Form 10-K.
Item 9B.        Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the Company’s fiscal quarter ended June 28, 2026, except for the following arrangements, none of the Company’s directors or officers adopted or terminated a trading arrangement for the purchase or sale of Common Stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Arrangement”) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
•On April 28, 2026, Ava A. Harter, Chief Legal Officer and Secretary of the Company, adopted a Rule 10b5-1 Trading Arrangement that provides for the potential sale of up to 15,000 shares of Common Stock resulting from the vesting of certain service-based restricted stock units and market-based performance restricted stock units pursuant to the terms of the Rule 10b5-1 Trading Arrangement, subject to certain vesting conditions and, with respect to the market-based performance restricted stock units, certain performance conditions. Ms. Harter’s Rule 10b5-1 Trading Arrangement has a termination date of April 30, 2027.
•On May 5, 2026, Seshasayee (Sesha) Varadarajan, Chief Operating Officer of the Company, adopted a Rule 10b5-1 Trading Arrangement that provides for (i) the potential exercise of up to 27,480 stock options expiring March 2, 2027 and the associated sale of up to 27,480 shares of Common Stock resulting from such exercise; (ii) the potential exercise of up to 12,270 stock options expiring March 1, 2028 and the associated sale of up to 12,270 shares of Common Stock resulting from such exercise; and (iii) the potential sale of up to 20,000 shares of Common Stock, in each case pursuant to the terms of the Rule 10b5-1 Trading Arrangement. Mr. Varadarajan’s Rule 10b5-1 Trading Arrangement has a termination date of April 20, 2027.
The Rule 10b5-1 Trading Arrangements contain pricing conditions that preclude or limit the exercise of stock options or the sale of shares, as applicable, below predetermined minimum prices, except with respect to the potential sale of up to 20,000 shares of Common Stock by Mr. Varadarajan, which sale is not subject to such a condition. Each of the Rule 10b5-1 Trading Arrangements will terminate on the earlier of: (a) its respective termination date indicated above; (b) execution of all trades or expiration of all the orders

Lam Research Corporation 2026 10-K 74

relating to such trades under the Rule 10b5-1 Trading Arrangement; or (c) such date as the Rule 10b5-1 Trading Arrangement is otherwise terminated according to its terms.
Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Lam Research Corporation 2026 10-K 75

PART III
We have omitted from this 2026 Form 10-K certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the SEC within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders expected to be held on or about November 3, 2026, (the “Proxy Statement”), and certain information included in the Proxy Statement is incorporated into this report by reference.
Item 10.        Directors, Executive Officers and Corporate Governance
For information regarding our executive officers required by this item, see Part I, Item 1 of this 2026 Form 10-K under the caption “Information about our Executive Officers,” which information is incorporated into Part III by reference.
The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Voting Proposals — Proposal No. 1: Election of Directors — 2026 Nominees for Director.”
The information concerning our audit committee and audit committee financial experts required by this Item is incorporated by reference to our Proxy Statement under the heading “Governance Matters — Corporate Governance — Board Committees.”
The Company has adopted a Corporate Code of Ethics that applies to all employees, officers, and directors of the Company. Our Code of Ethics is publicly available on the Investor Relations page of our website at http://investor.lamresearch.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.
We have adopted policies and procedures, including our insider trading policy, governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees, and other individuals associated with us, as well as the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and Nasdaq listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this 2026 Form 10-K.
If applicable, the information required by this Item concerning our compliance with Section 16(a) of the Exchange Act is incorporated by reference to our Proxy Statement under the heading "Delinquent Section 16(a) Reports.”
Item 11.    Executive Compensation
The information required by this Item is incorporated by reference to our Proxy Statement under the headings “Compensation Matters — Executive Compensation and Other Information,” “Compensation Matters — CEO Pay Ratio,” “Compensation Matters — Pay Versus Performance”, and “Governance Matters — Director Compensation.”
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
Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Audit Matters — Relationship with Independent Registered Public Accounting Firm — Fees Billed by Our Independent Registered Public Accounting Firm" and "Audit Matters — Relationship with Independent Registered Public Accounting Firm — Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services."

Lam Research Corporation 2026 10-K 76

PART IV
Item 15.    Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K.

Item 16.     Form 10-K Summary
None

Lam Research Corporation 2026 10-K 77

LAM RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 28, 2026
EXHIBIT INDEX

Exhibit	Description
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

4.3
Fourth Supplemental Indenture, dated as of May 5, 2020 by and between Lam Research Corporation and the Bank of New York Mellon Trust Company, N.A. as trustee which is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2020 (SEC File No. 000-12933).

4.4	Description of Common Stock.
10.1*	Form of Indemnification Agreement which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 29, 2024 (SEC File No. 000-12933).
10.2*	Form of Confidentiality Agreement.
10.3*
Novellus Amended Executive Voluntary Deferred Compensation Plan, as amended which is incorporated by reference to Exhibit 10.28 to Novellus’ Quarterly Report on Form 10-Q filed on November 5, 2008 (SEC File No. 000-17157).

10.4*
Form of Option Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.247 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).

10.5
Form of Commercial Paper Dealer Agreement 4(a)(2) Program between Lam Research Corporation, as issuer, and the dealer which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2017 (SEC File No. 000-12933).

10.6*
Lam Research Corporation Elective Deferred Compensation Plan which is incorporated by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K filed on August 19, 2011 (SEC File No. 000-12933).

10.7	Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended which is incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 filed on April 30, 2019 (SEC File No. 333-231138).
10.8*
2004 Executive Incentive Plan, as Amended and Restated which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2023 (SEC File No. 000-12933).

10.9	2015 Stock Incentive Plan which is incorporated by reference to Exhibit 4.24 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015 (SEC File No. 000-12933).
10.10*
Lam Research Corporation Elective Deferred Compensation Plan II, as amended and restated, which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 24, 2025 (SEC File No. 000-12933).

10.11*
Executive Severance Policy, as amended and restated which is incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on August 29, 2024 (SEC File No. 000-12933).

10.12*
Executive Change in Control Policy, as amended and restated which is incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on August 29, 2024 (SEC File No 000-12933).

10.13
Third Amended and Restated Credit Agreement dated January 27, 2025, among Lam Research Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders listed therein, which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed on January 29, 2025 (SEC File No. 000-12933).

10.14*
Form of Option Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on August 17, 2021 (SEC File No. 000-12933).

10.15*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed on August 17, 2021 (SEC File No. 000-12933).

10.16*
Form of Option Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed on August 17, 2021 (SEC File No. 000-12933).

10.17*
Form of Option Award Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed on August 17, 2021 (SEC File No. 000-12933).

Lam Research Corporation 2026 10-K 78

Exhibit	Description
10.18*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed on August 17, 2021 (SEC File No. 000-12933).

10.19*
Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed on August 17, 2021 (SEC File No. 000-12933).

10.20*
Non-employee Director Compensation Program, as amended which is incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on August 29, 2024 (SEC File No. 000-12933).

10.21*
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

10.23*
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

10.26*
Form of Restricted Stock Unit Award Agreement (U.S. Participants) - 2015 Stock Incentive Plan which is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 25, 2025 (SEC File No. 000-12933).

10.27*
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

10.30*	Lam Research Corporation 2025 Stock Incentive Plan which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2025 (SEC file No. 000-12933).
10.31*
Form of Restricted Stock Unit Agreement (Board of Directors) - 2025 Stock Incentive Plan which is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on January 29, 2026 (SEC File No. 000-12933).

10.32*
Form of Restricted Stock Unit Agreement - 2025 Stock Incentive Plan which is incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on January 29, 2026 (SEC File No. 000-12933).

10.33*
Form of Market-based Performance Restricted Stock Unit Agreement - 2025 Stock Incentive Plan which is incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on January 29, 2026 (SEC File No. 000-12933).

19.1	Insider Trading Policy.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (See Signature page)
31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)
31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)
32.1	Section 1350 Certification — (Principal Executive Officer)
32.2	Section 1350 Certification — (Principal Financial Officer)
97.1
Policy for the Recovery of Erroneously Awarded Compensation which is incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on August 29, 2024 (SEC File No. 000-12933).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Lam Research Corporation 2026 10-K 79

Exhibit	Description
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 __________________________________

*Indicates management contract or compensatory plan or arrangement.

Lam Research Corporation 2026 10-K 80

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 7, 2026	LAM RESEARCH CORPORATION (Registrant)

By:		/s/ Timothy M. Archer
Timothy M. Archer
President and Chief Executive Officer

Lam Research Corporation 2026 10-K 81

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

Signatures	Title	Date
Principal Executive Officer

/s/ Timothy M. Archer	President, Chief Executive Officer and Director	August 7, 2026
Timothy M. Archer

Principal Financial Officer

/s/ Douglas R. Bettinger	Executive Vice President and Chief Financial Officer	August 7, 2026
Douglas R. Bettinger

Principal Accounting Officer

/s/ Christina C. Correia	Group Vice President and Chief Accounting Officer	August 7, 2026
Christina C. Correia

Other Directors
Signatures	Title	Date	Signatures	Title	Date

/s/ Abhijit Y. Talwalkar	Chairman	August 7, 2026	/s/ John M. Dineen	Director	August 7, 2026
Abhijit Y. Talwalkar			John M. Dineen

/s/ Sohail U. Ahmed	Director	August 7, 2026	/s/ Mark Fields	Director	August 7, 2026
Sohail U. Ahmed			Mark Fields

/s/ Eric K. Brandt	Director	August 7, 2026	/s/ Ho Kyu Kang	Director	August 7, 2026
Eric K. Brandt			Ho Kyu Kang

/s/ Ita M. Brennan	Director	August 7, 2026	/s/ Bethany J. Mayer	Director	August 7, 2026
Ita M. Brennan			Bethany J. Mayer

/s/ Michael R. Cannon	Director	August 7, 2026	/s/ Jyoti K. Mehra	Director	August 7, 2026
Michael R. Cannon			Jyoti K. Mehra

/s/ Anirudh Devgan	Director	August 7, 2026
Anirudh Devgan

Lam Research Corporation 2026 10-K 82