Form 10-Q
period 2026-09-27
LAM RESEARCH CORP
filed 2026-10-22
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 20, 2026, the Registrant had 1,249,171 thousand shares of Common Stock outstanding.

LAM RESEARCH CORPORATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements. In some cases, forward-looking statements can be identified by words such as “anticipate,” “assume,” “become,” “believe,” “can,” “commit,” “continue,” “could,” “depend,” “drive,” “estimate,” “expect,” “focus,” “forecast,” “future,” “goal,” “grow,” “increase,” “intend,” “likely,” “maintain,” “may,” “objective,” “ongoing,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “probable,” “project,” “remain,” “require,” “seek,” “should,” “strategy,” “sustain,” “target,” “transition,” “will,” “would,” or variations of these words or other similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements in this report include, but are not limited to, statements concerning: our future results of operations and financial condition; our commitment to driving semiconductor breakthroughs; trends related to demand for electronic systems, including for high performance, energy efficient and highly integrated semiconductor devices, semiconductor manufacturer adoption of vertical scaling and advanced integration approaches, technology inflections, including increasing manufacturing complexity and precision requirements, and demand for our technologies and services; our belief regarding our position in deposition, etch, and clean markets and perceived opportunities for sustainable differentiation for us due to several specified factors; our research and development strategy, and beliefs and expectations regarding perceived opportunities and continued investments in research and development; our stock repurchase program, including the performance of the September 2026 ASRs and the available amount under the program for repurchase, our capital allocation strategy, including our intention to pay quarterly dividends, our focus to return a portion of our free cash flow to stockholders over time through dividends and share repurchases, and expected sources of funds for capital return activities; continued growth of wafer fabrication investment in calendar year 2026, including the role of the artificial intelligence (“AI”) market in driving higher spending across both the memory and non-memory market segments; our belief regarding demand for semiconductors and technology inflections in the semiconductor industry driving sustainable growth and increasing market opportunities for our products and services in the deposition, etch, and clean businesses; customer investments driving demand for our products and services; beliefs, estimates, and assumptions relating to our significant accounting policies, including with respect to revenue recognition, inventory valuation, and income taxes; our expectations regarding the sufficiency of our liquidity to support our anticipated business activities through the next twelve months based on anticipated cash flows and our current business outlook; our ability to access the capital markets; the dependence of our liquidity on our future revenues and ability to manage costs; expectations regarding deferred revenue; our evaluation of uncertain tax positions and related effects if recognized; financial instruments and related fair value estimates and assumptions, and credit concentration risks; commitments and contingencies, including our beliefs regarding the materiality of legal proceedings and probability of a material loss; and other statements included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A, “Risk Factors,” and elsewhere in this Form 10-Q.

These forward-looking statements are not a guarantee of future performance and involve a number of risks, uncertainties, and other factors that could cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from those expressed or implied in this Form 10-Q. Such risks, uncertainties, and other factors include, among others, the following:

•our assumptions related to continued expansion of the wafer fabrication equipment market, growth of deposition and etch intensity, and scaling of our operations may prove invalid;
•business, economic, political, and/or regulatory conditions in the consumer electronics industry, the semiconductor industry and the overall economy, including wafer fabrication equipment spending or demand related to artificial intelligence (“AI”), may deteriorate or change;
•the actions, performance, or investment levels of our customers and competitors may be inconsistent with our expectations;
•customer and product mix, including across market segments and geographical regions, may change;
•we may be unable to realize the value of our products and technology, successfully commercialize new products and technologies, implement pricing initiatives, or execute on perceived opportunities;
•we may be unable to achieve anticipated operational, manufacturing, supply chain, procurement, and scale efficiencies;
•customer technology transitions, capacity expansions, and fab construction projects may have different timing or be less successful than we expect;
•we may be unable to manage operating expenses effectively while continuing to invest in research and development (“R&D”), product innovation, customer support, and future growth opportunities;
•trade regulations, export controls (including entity listings, end use/user controls, technology controls, and foreign direct product rules), tariffs, trade disputes, and other geopolitical developments may inhibit our ability to sell our products or services;
•supply chain cost increases, tariffs, and other inflationary pressures may continue to impact our profitability;
•supply chain disruptions or manufacturing capacity constraints may limit our ability to manufacture and sell our products;
•natural and human-caused disasters, disease outbreaks, war, terrorism, political or governmental unrest or instability, or other events beyond our control may impact our operations and revenue in affected areas; and
•the other factors described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” of this Form 10-Q and other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks, uncertainties, and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on our current beliefs, expectations, and assumptions about future events. Except as required by law, we do not undertake any obligation to revise or update these forward-looking statements as a result of events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Lam Research Corporation 2027 Q1 10-Q 3

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 27, 2026	September 28, 2025
Revenue	$8,219,418	$5,324,173
Cost of goods sold	3,920,565	2,639,294
Gross margin	4,298,853	2,684,879
Research and development	666,398	576,446
Selling, general, and administrative	348,728	279,345
Total operating expenses	1,015,126	855,791
Operating income	3,283,727	1,829,088
Other income (expense), net	28,493	30,074
Income before income taxes	3,312,220	1,859,162
Income tax expense	(559,082)	(290,502)
Net income	$2,753,138	$1,568,660
Net income per share:
Basic	$2.20	$1.24
Diluted	$2.19	$1.24
Number of shares used in per share calculations:
Basic	1,250,883	1,264,446
Diluted	1,255,768	1,269,313

See Notes to Condensed Consolidated Financial Statements

Lam Research Corporation 2027 Q1 10-Q 4

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	September 27, 2026	September 28, 2025
Net income	$2,753,138	$1,568,660
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	9,829	(12,726)
Cash flow hedges:
Net unrealized (losses) gains during the period	(3,695)	8,570
Net gains reclassified into net income	(6,421)	(7,095)
	(10,116)	1,475
Defined benefit plans, net change in unrealized component	90	83
Other comprehensive income (loss), net of tax	(197)	(11,168)
Comprehensive income	$2,752,941	$1,557,492

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2027 Q1 10-Q 5

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 27, 2026	June 28, 2026
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$7,437,384	$5,579,171
Accounts receivable, less allowance of $8,358 as of September 27, 2026, and $8,071 as of June 28, 2026	5,658,379	5,339,682
Inventories	4,550,544	4,276,111
Prepaid expenses and other current assets	477,805	415,741
Total current assets	18,124,112	15,610,705
Property and equipment, net	3,126,029	2,956,472
Goodwill and intangible assets, net	1,911,547	1,895,859
Other assets	3,191,368	3,066,707
Total assets	$26,353,056	$23,529,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$1,592,208	$1,302,467
Accrued expenses and other current liabilities	3,287,463	2,351,541
Deferred profit	2,429,342	2,279,168
Current portion of long-term debt and finance lease obligations	3,486	4,073
Total current liabilities	7,312,499	5,937,249
Long-term debt and finance lease obligations	3,731,958	3,730,490
Income taxes payable	684,273	681,197
Other long-term liabilities	715,852	709,886
Total liabilities	12,444,582	11,058,822
Commitments and contingencies (refer to Note 12)
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized, 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 4,000,000 shares as of September 27, 2026 and June 28, 2026; issued and outstanding, 1,249,145 shares as of September 27, 2026, and 1,251,278 shares as of June 28, 2026	1,249	1,251
Additional paid-in capital	9,363,408	9,244,449
Treasury stock, at cost; 1,712,490 shares as of September 27, 2026, and 1,710,109 shares as of June 28, 2026	(32,620,072)	(31,597,945)
Accumulated other comprehensive loss	(127,285)	(127,088)
Retained earnings	37,291,174	34,950,254
Total stockholders’ equity	13,908,474	12,470,921
Total liabilities and stockholders’ equity	$26,353,056	$23,529,743

(1)Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2027 Q1 10-Q 6

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 27, 2026	September 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,753,138	$1,568,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,072	101,644
Deferred income taxes	(55,300)	(62,875)
Equity-based compensation expense	114,696	97,241
Other, net	27,633	(1,890)
Changes in operating assets and liabilities	535,413	76,184
Net cash provided by operating activities	3,497,652	1,778,964
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(257,697)	(185,121)
Other, net	(9,292)	(927)
Net cash used for investing activities	(266,989)	(186,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt, including finance lease obligations and payments for debt issuance costs	(34,489)	(1,417)
Treasury stock purchases, including excise tax payments	(1,024,965)	(975,791)
Dividends paid	(325,402)	(291,981)
Proceeds from issuance of common stock, net of issuance costs	4,263	—
Other, net	(1,786)	(12,449)
Net cash used for financing activities	(1,382,379)	(1,281,638)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,663	(7,059)
Net change in cash, cash equivalents, and restricted cash	1,852,947	304,219
Cash, cash equivalents, and restricted cash at beginning of period (1)	5,597,943	6,407,656
Cash, cash equivalents, and restricted cash at end of period (1)	$7,450,890	$6,711,875
Schedule of non-cash transactions:
Accrued payables for stock repurchases, including applicable excise tax	$31,512	$58,827
Accrued payables for capital expenditures	141,965	95,745
Dividends payable	412,218	327,507
Transfers of finished goods inventory to property and equipment	37,053	22,897

Reconciliation of cash, cash equivalents, and restricted cash	September 27, 2026	September 28, 2025
Cash and cash equivalents	$7,437,384	$6,693,046
Restricted cash and cash equivalents (1)	13,506	18,829
Total cash, cash equivalents, and restricted cash	$7,450,890	$6,711,875

(1)Restricted cash is reported within Other assets in the Condensed Consolidated Balance Sheets
See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2027 Q1 10-Q 7

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended
	September 27, 2026
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 28, 2026	1,251,278	$1,251	$9,244,449	$(31,597,945)	$(127,088)	$34,950,254	$12,470,921
Issuance of common stock	248	—	4,263	—	—	—	4,263
Purchase of treasury stock	(2,381)	(2)	—	(1,022,127)	—	—	(1,022,129)
Equity-based compensation expense	—	—	114,696	—	—	—	114,696
Net income	—	—	—	—	—	2,753,138	2,753,138
Other comprehensive loss	—	—	—	—	(197)	—	(197)
Cash dividends declared ($0.33 per common share)	—	—	—	—	—	(412,218)	(412,218)
Balance at September 27, 2026	1,249,145	$1,249	$9,363,408	$(32,620,072)	$(127,285)	$37,291,174	$13,908,474

	Three Months Ended
	September 28, 2025
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at June 29, 2025	1,268,740	$1,268	$8,697,290	$(27,763,430)	$(62,423)	$28,988,914	$9,861,619
Issuance of common stock	178	—	—	—	—	—	—
Purchase of treasury stock	(9,742)	(10)	—	(996,083)	—	—	(996,093)
Equity-based compensation expense	—	—	97,241	—	—	—	97,241
Net income	—	—	—	—	—	1,568,660	1,568,660
Other comprehensive loss	—	—	—	—	(11,168)	—	(11,168)
Cash dividends declared ($0.26 per common share)	—	—	—	—	—	(327,507)	(327,507)
Balance at September 28, 2025	1,259,176	$1,258	$8,794,531	$(28,759,513)	$(73,591)	$30,230,067	$10,192,752

See Notes to Condensed Consolidated Financial Statements
Lam Research Corporation 2027 Q1 10-Q 8

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2026
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the periods presented have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 28, 2026, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended June 28, 2026 (the “2026 Form 10-K”).
The Condensed Consolidated Financial Statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 27, 2027 and includes 52 weeks. The quarters ended September 27, 2026 and September 28, 2025 included 13 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted or Effective
The Company has not adopted any new accounting standards during the three months ended September 27, 2026 that have a material impact on the Company’s Condensed Consolidated Financial Statements.
NOTE 3 — REVENUE
Disaggregation of Revenue
The Company operates in seven geographic regions: United States, China, Europe, Japan, Korea, Southeast Asia, and Taiwan. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. The Company serves three primary markets: memory, foundry, and logic/integrated device manufacturing.
The following table presents the Company’s revenues disaggregated between systems and customer support-related revenue:

	Three Months Ended
	September 27, 2026	September 28, 2025
	(in thousands)
Systems revenue	$5,732,907	$3,547,565
Customer support-related revenue and other	2,486,511	1,776,608
	$8,219,418	$5,324,173

Systems revenue includes sales of new leading-edge equipment in deposition, etch, clean and other wafer fabrication markets.
Customer support-related revenue includes sales of customer services, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant® product line.
Lam Research Corporation 2027 Q1 10-Q 9

The following table presents the Company’s revenues disaggregated by geographic region:

	Three Months Ended
	September 27, 2026	September 28, 2025
Revenue:	(in thousands)
China	$2,885,608	$2,282,573
Korea	1,634,115	776,301
Taiwan	1,482,087	1,027,214
Japan	721,509	529,297
United States	663,102	304,716
Southeast Asia	531,694	302,254
Europe	301,303	101,818
	$8,219,418	$5,324,173

The following table presents the percentages of leading- and non-leading-edge equipment and upgrade revenue to each of the primary markets the Company serves:

	Three Months Ended
	September 27, 2026	September 28, 2025
Foundry	46%	60%
Memory	46%	34%
Logic/integrated device manufacturing	8%	6%
Deferred Revenue
Revenue of $901.2 million included in deferred profit at June 28, 2026 was recognized during the three months ended September 27, 2026, representing 37% of the $2.43 billion of deferred revenue as of June 28, 2026.
The following table summarizes the transaction price for contracts that have not yet been recognized as revenue as of September 27, 2026 and when the Company expects to recognize the amounts as revenue:

	Less than 1 Year	1-3 Years		More than 3 Years		Total
	(in thousands)
Deferred revenue	$2,026,932	$539,916	(1)	$94,383	(1)	$2,661,231

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
The Company recognized the following equity-based compensation expense (including expense related to the employee stock purchase plan) in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 27, 2026	September 28, 2025
	(in thousands)
Equity-based compensation expense	$114,696	$97,241
Lam Research Corporation 2027 Q1 10-Q 10

NOTE 5 — OTHER INCOME (EXPENSE), NET
The significant components of other income (expense), net, are as follows:

	Three Months Ended
	September 27, 2026	September 28, 2025
	(in thousands)
Interest income	$49,849	$63,930
Interest expense	(36,762)	(42,472)
Gains on deferred compensation plan-related assets, net	12,870	23,088
Foreign exchange gains (losses), net	3,889	(5,534)
Other, net	(1,353)	(8,938)
	$28,493	$30,074

NOTE 6 — INCOME TAX EXPENSE
The Company’s provision for income taxes and effective tax rate are as follows:

	Three Months Ended
	September 27, 2026	September 28, 2025
	(in thousands, except percentages)
Income tax expense	$559,082	$290,502
Effective tax rate	16.9%	15.6%
The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three months ended September 27, 2026, and September 28, 2025, was primarily due to income in lower tax jurisdictions.
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

	Three Months Ended
	September 27, 2026	September 28, 2025
	(in thousands, except per share data)
Numerator:
Net income	$2,753,138	$1,568,660
Denominator:
Basic average shares outstanding	1,250,883	1,264,446
Effect of potential dilutive securities:
Employee stock plans	4,885	4,867
Diluted average shares outstanding	1,255,768	1,269,313
Net income per share - basic	$2.20	$1.24
Net income per share - diluted	$2.19	$1.24

For purposes of computing diluted net income per share, weighted-average shares of common stock do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. These anti-dilutive securities, including options and RSUs, were not material for the three months ended September 27, 2026 and September 28, 2025.
Lam Research Corporation 2027 Q1 10-Q 11

NOTE 8 — FINANCIAL INSTRUMENTS
There have been no material changes to the Company’s investment strategies and investment and fair value policies to those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2026 Form 10-K. As of September 27, 2026 and June 28, 2026, the fair values of mutual funds and equity investments were not material. The Company had no debt security investments as of September 27, 2026 and June 28, 2026. The financial statement impacts to the Condensed Consolidated Statement of Operations from debt and equity investments were not material as of and for the three months ended September 27, 2026 and September 28, 2025.
The financial instruments reported within Cash and Cash Equivalents in the Company’s Condensed Consolidated Balance Sheets as of September 27, 2026, and June 28, 2026 consisted of the following:

	September 27, 2026	June 28, 2026
	(in thousands)
Money market funds (fair value measured on a recurring basis, level 1)	$3,270,420	$2,015,275
Cash	2,037,593	2,071,271
Time deposits	2,129,371	1,492,625
	$7,437,384	$5,579,171

Derivative Instruments and Hedging
There have been no material changes to the Company’s hedging strategies and policies to those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2026 Form 10-K. As of September 27, 2026 and June 28, 2026, the fair value of outstanding cash flow and balance sheet hedges were not material. The financial statement impacts to the Condensed Consolidated Statement of Operations from derivative instruments and hedging activities were not material as of and for the three months ended September 27, 2026 and September 28, 2025.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk and the Company’s mitigation strategies are materially the same as those disclosed in Note 9, “Financial Instruments,” to the Consolidated Financial Statements in Part II, Item 8 of its 2026 Form 10-K.
NOTE 9 — INVENTORIES
Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. Inventories consist of the following:

	September 27, 2026	June 28, 2026
	(in thousands)
Raw materials	$2,837,122	$2,551,150
Work-in-process	432,082	449,669
Finished goods	1,281,340	1,275,292
	$4,550,544	$4,276,111

Lam Research Corporation 2027 Q1 10-Q 12

NOTE 10 — PROPERTY AND EQUIPMENT, NET
Property and equipment, net is presented in the table below:

	September 27, 2026	June 28, 2026
	(in thousands)
Manufacturing and engineering equipment	$2,648,558	$2,559,970
Buildings and improvements	2,418,628	2,289,208
Computer and computer-related equipment	201,551	192,354
Land	268,471	264,507
Office equipment, furniture and fixtures	123,176	114,797
	5,660,384	5,420,836
Less: accumulated depreciation and amortization	$(2,583,166)	$(2,484,833)
	$3,077,218	$2,936,003

The Company has excluded immaterial right-of-use assets, under finance leases, recorded within property and equipment, net from the table above.
NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 27, 2026	June 28, 2026
	(in thousands)
Accrued compensation	$867,435	$695,498
Warranty reserves	320,689	270,044
Income and other taxes payable	800,781	263,205
Dividends payable	412,218	325,402
Other	886,340	797,392
	$3,287,463	$2,351,541

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of September 27, 2026, the Company had not recorded any liability on its Condensed Consolidated Financial Statements in connection with these indemnifications, as it does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be paid under these guarantees.
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
The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of September 27, 2026, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $290.3 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid.
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
Lam Research Corporation 2027 Q1 10-Q 13

that it is probable that any material amounts will be required to be paid under such indemnification agreements or statutory obligations.
Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. As of September 27, 2026, warranty reserves totaling $21.5 million were reported in Other long-term liabilities, and the remainder were included in Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 27, 2026	September 28, 2025
	(in thousands)
Balance at beginning of period	$289,713	$265,466
Warranties issued during the period	124,600	65,584
Settlements made during the period	(57,078)	(64,525)
Changes in liability for pre-existing warranties	(15,002)	(8,659)
Balance at end of period	$342,233	$257,866

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
NOTE 13 — STOCK REPURCHASE PROGRAM
In May 2024, the Board of Directors authorized the Company to repurchase up to an additional $10.00 billion of Common Stock; this authorization supplements the remaining balance from any prior authorizations. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. This repurchase program has no termination date and may be suspended or discontinued at any time.
Repurchases under the repurchase program were as follows during the periods indicated.

Period	Total Number of Shares Repurchased		Total Cost of Repurchase (1)	Average Price Paid per Share (1,2)	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 28, 2026					$4,042,724
Quarter ended September 27, 2026	2,344	(3)	$1,010,711	$329.17	$3,032,013

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
Accelerated Share Repurchase Agreements
During the three months ended September 27, 2026, the Company entered into accelerated share repurchase agreements (the “September 2026 ASRs”) with two financial institutions to repurchase a total of $1.00 billion of Common Stock. The Company took an initial delivery of approximately 2.3 million shares, which represented 75% of the prepayment amount divided by the Company’s
Lam Research Corporation 2027 Q1 10-Q 14

closing stock price on the date of execution. The total number of shares to be received under the September 2026 ASRs will be based upon the average daily volume weighted average price of the Company’s Common Stock during the repurchase period, less an agreed upon discount. The September 2026 ASRs are expected to fully settle in the quarter ended December 27, 2026.
The Company recorded each of the September 2026 ASRs as equity transactions; as such, at the time of receipt, shares were included in treasury stock at fair market value as of the corresponding trade date. The Company reflects shares received as a repurchase of common stock in the weighted average shares of common stock outstanding calculation for basic and diluted earnings per share.
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
Segment information is prepared and managed on the same basis as described in Note 19, “Segment, Geographic Information, and Major Customers,” to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2026 Form 10-K.
The Company's centralized manufacturing and support organizations, including global operations and certain administrative functions, provide support to its operating segments. Costs incurred by these organizations, as well as depreciation and amortization and equity-based compensation expense are allocated to cost of goods sold as overhead. Consequently, depreciation and amortization and equity-based compensation expense are not independently identifiable components within the segment’s results and, therefore, are not provided.
With the exception of goodwill, the Company does not identify assets by operating segment. Consequently, the chief operating decision maker does not regularly review or receive discrete asset information by operating segment.
The table below reconciles the Company's reportable segment to income before income taxes:

	Three Months Ended
	September 27, 2026	September 28, 2025
	(In thousands)
Revenue	$8,219,418	$5,324,173

Installation and warranty expense	234,051	141,475
Other cost of goods sold (COGS) (1)	3,532,885	2,410,985
Segment COGS	3,766,936	2,552,460

Segment gross margin	4,452,482	2,771,713

Reconciliation to consolidated gross margin
All other COGS	153,629	86,834
Gross margin	4,298,853	2,684,879

Research and development	666,398	576,446
Selling, general, and administrative	348,728	279,345
Other income (expense), net	28,493	30,074
Income before income taxes	$3,312,220	$1,859,162

(1)Other COGS is primarily comprised of the capitalized cost of inventory sold, including both direct and indirect costs, but excludes installation and warranty expense and those items not allocated to the segment.
Lam Research Corporation 2027 Q1 10-Q 15

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes to unaudited Condensed Consolidated Financial Statements included in Part I, Item I of this Form 10-Q and the audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and MD&A included in our 2026 Form 10-K.
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
Wafer fabrication equipment investments have continued to grow in 2026 with the AI market driving higher semiconductor industry spending across both the memory and non-memory market segments. Over the longer term, we believe that secular demand for semiconductors, combined with technology inflections in our industry, including 3D device scaling, multiple patterning, process flow, and advanced packaging chip integration, will drive sustainable growth and lead to an increase in the market opportunities for our products and services in the deposition, etch, and clean businesses. However, these trends remain subject to volatility in the semiconductor industry environment from trade restrictions and tariffs, as well as the risks, uncertainties, and other factors discussed in Part II, Item 1A, “Risk Factors,” which have had, and in the future may have, a negative impact on our revenue and operating margin.

Lam Research Corporation 2027 Q1 10-Q 16

The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	September 27, 2026	June 28, 2026
	(in thousands, except per share data and percentages)
Revenue	$8,219,418	$6,722,238
Gross margin	$4,298,853	$3,478,740
Gross margin as a percent of total revenue	52.3%	51.7%
Total operating expenses	$1,015,126	$965,252
Net income	$2,753,138	$2,277,282
Diluted net income per share	$2.19	$1.81
In the three months ended September 27, 2026 (the “September 2026 quarter”), revenue increased 22% compared to the three months ended June 28, 2026 (the “June 2026 quarter”), driven by strong customer demand for semiconductor equipment systems from customers within the foundry and memory market segments. The increase in gross margin as a percentage of revenue in the September 2026 quarter compared to the June 2026 quarter was mainly attributable to favorable customer and product mix. The increase in operating expenses in the September 2026 quarter compared to the June 2026 quarter was primarily driven by higher incentive compensation due to increased profitability as well as incremental headcount.
Our cash, cash equivalents, and restricted cash balances increased to $7.45 billion at the end of the September 2026 quarter compared to $5.60 billion at the end of the June 2026 quarter. This increase was primarily the result of $3.50 billion of cash generated from operating activities, partially offset by $1.02 billion of share repurchases, including net share settlement of employee stock-based compensation and excise tax; $325.4 million of dividends paid to stockholders; and $257.7 million of capital expenditures. Employee headcount as of September 27, 2026 was approximately 24,300.
RESULTS OF OPERATIONS
Revenue
We generate revenue primarily through the sale and service of semiconductor manufacturing equipment. Demand for our products and services is driven by customers’ investments in wafer fabrication capacity, technology advancement, and installed base support. We present revenue on a disaggregated basis to differentiate between systems revenue and customer support-related revenue. Systems revenue includes sales of new leading-edge equipment in deposition, etch, clean, and other wafer fabrication markets. Customer support-related revenue includes sales of customer services, spares, upgrades, and non-leading-edge equipment from the Company’s Reliant® product line.
Timing of revenue recognition depends on a number of factors, including customer requirements, resource availability, supply chain conditions, manufacturing capacity, delivery schedules, and other operational considerations.
We present our revenues disaggregated by geographic region based on the location of customers’ facilities to which products were shipped and services were rendered. A significant portion of our revenue is generated outside of the United States.
Lam Research Corporation 2027 Q1 10-Q 17

The following table presents our total revenue and revenue disaggregated by geographic region:

	Three Months Ended
	September 27, 2026	June 28, 2026	September 28, 2025
Revenue (in millions)	$8,219	$6,722	$5,324
China	35%	26%	43%
Korea	20%	20%	15%
Taiwan	18%	27%	19%
Japan	9%	9%	10%
United States	8%	9%	6%
Southeast Asia	6%	5%	5%
Europe	4%	4%	2%
The following table presents our revenue disaggregated between systems and customer support-related revenue:

	Three Months Ended
	September 27, 2026	June 28, 2026	September 28, 2025
	(in thousands)
Systems revenue	$5,732,907	$4,249,848	$3,547,565
Customer support-related revenue and other	2,486,511	2,472,390	1,776,608
	$8,219,418	$6,722,238	$5,324,173

Systems revenue increased by $1.48 billion, or 35%, in the September 2026 quarter compared to the June 2026 quarter predominantly driven by increases in foundry as well as memory equipment spending. Customer support-related revenue and other increased slightly in the September 2026 quarter compared to the June 2026 quarter.
Systems revenue increased by $2.19 billion, or 62%, in the three months ended September 27, 2026 compared to the same period in 2025 due to higher levels of semiconductor demand leading to increased investments in both memory and non-memory market segments. Customer support-related revenue and other increased by $709.9 million, or 40%, in the three months ended September 27, 2026 compared to the same period in 2025 primarily due to customer investments in non-leading edge equipment and an increase in spares revenue.
The percentage of leading- and non-leading-edge equipment and upgrade revenue from each of the market segments we serve was as follows:

	Three Months Ended
	September 27, 2026	June 28, 2026	September 28, 2025
Foundry	46%	44%	60%
Memory	46%	46%	34%
Logic/integrated device manufacturing	8%	10%	6%
The increase in the percentage of foundry market segment revenue for the September 2026 quarter compared to the June 2026 quarter was primarily driven by the timing of mature node investments within the China region. The percentage of foundry market segment revenue decreased and the percentage of memory market segment revenue increased in the three months ended September 27, 2026 compared to the same period in the prior year. During this period both the foundry and memory market segments experienced growth on an absolute dollar basis, with the increase in the memory market segment revenue exceeding that of the foundry market segment.
The deferred revenue balance was $2.66 billion at the end of the September 2026 quarter, which is an increase relative to the balance at the end of the June 2026 quarter of $2.43 billion. The increase in the deferred revenue balance is primarily due to increased sales volume, partially offset by a decrease in customer down payments.
Lam Research Corporation 2027 Q1 10-Q 18

Gross Margin

	Three Months Ended
	September 27, 2026	June 28, 2026	September 28, 2025
	(in thousands, except percentages)
Gross margin	$4,298,853	$3,478,740	$2,684,879
Percent of revenue	52.3%	51.7%	50.4%
Gross margin as a percentage of revenue increased in the September 2026 quarter compared to the June 2026 quarter, driven mainly by favorable customer and product mix.
The increase in gross margin in the three months ended September 27, 2026 compared to the same period in the prior year, was primarily due to favorable changes in product mix, as well as improved efficiencies as a result of higher business volumes.
Research and Development

	Three Months Ended
	September 27, 2026	June 28, 2026	September 28, 2025
	(in thousands, except percentages)
Research & development (“R&D”)	$666,398	$642,922	$576,446
Percent of revenue	8.1%	9.6%	10.8%
We continued to make significant R&D investments in the September 2026 quarter focused on leading-edge deposition, etch, clean, and other semiconductor manufacturing processes. R&D expense in the September 2026 quarter increased compared to the June 2026 quarter primarily driven by increased incentive compensation due to improved profitability and incremental headcount.
R&D expense in the three months ended September 27, 2026 increased compared to the same period in the prior year, primarily from employee-related costs due to increased headcount, increased engineering supplies costs and higher depreciation expense.
Selling, General, and Administrative

	Three Months Ended
	September 27, 2026	June 28, 2026	September 28, 2025
	(in thousands, except percentages)
Selling, general, and administrative (“SG&A”)	$348,728	$322,330	$279,345
Percent of revenue	4.2%	4.8%	5.2%
SG&A expense during the September 2026 quarter increased compared to the June 2026 quarter driven by higher incentive compensation due to improved profitability and incremental headcount and outside service spending, partially offset by a decrease in elective deferred compensation plan-related costs.
SG&A expense in the three months ended September 27, 2026 increased compared to the same period in the prior year, primarily as a result of higher headcount driving an increase in employee-related costs and increased spending for outside services.
Lam Research Corporation 2027 Q1 10-Q 19

Other Income (Expense), Net
Other income (expense), net consisted of the following:

	Three Months Ended
	September 27, 2026	June 28, 2026	September 28, 2025
	(in thousands)
Interest income	$49,849	$36,465	$63,930
Interest expense	(36,762)	(34,203)	(42,472)
Gains on deferred compensation plan-related assets, net	12,870	61,325	23,088
Foreign exchange gains (losses), net	3,889	(15,464)	(5,534)
Other, net	(1,353)	(6,469)	(8,938)
	$28,493	$41,654	$30,074

Interest income increased in the September 2026 quarter compared to the June 2026 quarter, primarily due to both higher cash balances and higher interest rates. Interest income decreased in the three months ended September 27, 2026 compared to the same period in the prior year, primarily due to lower interest rates.
Interest expense was flat in the September 2026 quarter compared to the June 2026 quarter. Interest expense decreased in the three months ended September 27, 2026 compared to the same period in the prior year primarily due to the maturity of $750 million of the Company’s senior notes in March 2026.
The changes in the gains on deferred compensation plan-related assets, net were driven by fluctuations in the fair market value of the underlying funds for all periods presented.
Foreign exchange fluctuations were primarily due to currency movements against portions of our unhedged balance sheet exposures for all periods presented.
The variation in other, net was primarily driven by the changes in fair value of our equity investments and charitable contributions for all periods presented.
Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended
	September 27, 2026	June 28, 2026	September 28, 2025
	(in thousands, except percentages)
Income tax expense	$559,082	$277,860	$290,502
Effective tax rate	16.9%	10.9%	15.6%
The increase in the effective tax rate for the September 2026 quarter compared to the June 2026 quarter was primarily due to an increase in Net Controlled Foreign Corporation Tested Income (“NCTI”) tax rate, the change in level and proportion of income in higher and lower tax jurisdictions, the income tax expense from a change in U.S. tax law in the September 2026 quarter, and the recognition of previously unrecognized tax benefits from lapses of statutes of limitation in the June 2026 quarter.
The increase in the effective tax rate for the three months ended September 27, 2026 compared to the same period in the prior year was primarily due to an increase in NCTI tax rate, and the change in level and proportion of income in higher and lower tax jurisdictions in the three months ended September 27, 2026, partially offset by the tax expense associated with the revaluation of deferred taxes due to changes in the U.S. taxation of non-U.S. income under the One Big Beautiful Bill Act (“OBBBA”) in the three months ended September 28, 2025.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned outside the United States. International pre-tax income is generally taxable in the United States at a lower effective tax rate than the federal statutory tax rate. Please refer to Note 7: Income Taxes to our Consolidated Financial Statements in Part II, Item 8 to our 2026 Form 10-K for additional information.
We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Any change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
Lam Research Corporation 2027 Q1 10-Q 20

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates to those disclosed in “Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2026 Form 10-K.
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements, of our Condensed Consolidated Financial Statements, included in Part 1, Item 1 of this Form 10-Q for details of any recently adopted or effective accounting pronouncements.
Updates Not Yet Effective
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregation of certain expenses in the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01 which clarified the effective date for entities that do not have an annual reporting period that ends on December 31. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is required to adopt this standard in fiscal year 2028 for the annual reporting period ending June 25, 2028 either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company will apply the guidance prospectively and is currently in the process of evaluating the impact of adoption on its Consolidated Financial Statements.
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
LIQUIDITY AND CAPITAL RESOURCES
Total gross cash, cash equivalents, and restricted cash balances were $7.45 billion at September 27, 2026 compared to $5.60 billion as of June 28, 2026. The increase was primarily driven by cash generated from operating activities totaling $3.50 billion, partially offset by $1.02 billion of share repurchases, including net share settlement on employee stock-based compensation and excise tax; $325.4 million in dividends paid; and $257.7 million in capital expenditures.
Cash Flows from Operating Activities
Net cash provided by operating activities of $3.50 billion and $1.78 billion during the three months ended September 27, 2026 and September 28, 2025, respectively, consisted of:

	Three Months Ended
	September 27, 2026	September 28, 2025
	(in thousands)
Net income	$2,753,138	$1,568,660
Non-cash charges:
Depreciation and amortization	122,072	101,644
Equity-based compensation expense	114,696	97,241
Deferred income taxes	(55,300)	(62,875)
Changes in operating asset and liability accounts	535,413	76,184
Other	27,633	(1,890)
	$3,497,652	$1,778,964

Changes in operating asset and liability accounts, net of foreign exchange impact, in the three months ended September 27, 2026 included the following sources of cash: increases in accrued expenses and other liabilities of $832.7 million, accounts payable of $289.8 million and deferred gross profit of $150.2 million. These sources of cash were offset by the following uses of cash: increases in accounts receivable of $342.1 million, inventory of $311.3 million, and prepaid expenses and other current assets of $83.9 million.
Changes in operating asset and liability accounts, net of foreign exchange impact, in the three months ended September 28, 2025 included the following sources of cash: decreases in inventory of $189.8 million and prepaid expenses and other current assets of $30.2 million, and increases in deferred gross profit of $80.9 million, accrued expenses and other liabilities of $25.2 million, and
Lam Research Corporation 2027 Q1 10-Q 21

accounts payable of $5.1 million. These sources of cash were offset by the following uses of cash: increases in accounts receivable of $255.0 million.
The increase of $1.72 billion in net cash provided by operating activities during the three months ended September 27, 2026 compared to the three months ended September 28, 2025 was primarily due to an increase in net income, as well as, changes in operating assets and liabilities, described above.
Cash Flows from Investing Activities
Net cash used for investing activities during the three months ended September 27, 2026 and September 28, 2025 was $267.0 million and $186.0 million, respectively, primarily consisting of capital expenditures for manufacturing capacity and lab infrastructure investments.
Cash Flows from Financing Activities
Net cash used for financing activities during the three months ended September 27, 2026 was $1.38 billion, primarily consisting of $1.02 billion in treasury stock repurchases, including net share settlement on employee stock-based compensation and excise tax, $325.4 million in dividends paid, and $34.5 million of principal payments on debt instruments and debt issuance costs, primarily finance lease-related.
Net cash used for financing activities during the three months ended September 28, 2025 was $1.28 billion, primarily consisting of $975.8 million in treasury stock repurchases, including net share settlement on employee stock-based compensation and excise tax and $292.0 million in dividends paid.
The increase of $100.7 million in net cash used for financing activities during the three months ended September 27, 2026 compared to the three months ended September 28, 2025 was primarily due to incremental share repurchase activity with the execution of $1.00 billion of accelerated share repurchase agreements with two financial institutions in the September 2026 quarter and the increase in the dividend rate over the same period.
Liquidity
Given that the semiconductor industry is highly competitive and has historically experienced rapid changes in demand, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash and cash equivalents as of September 27, 2026, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends through at least the next twelve months. However, factors outside of our control, including uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, are currently, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
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
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk set forth in Part II, Item 7A of our 2026 Form 10-K filed with the SEC on August 7, 2026.
Lam Research Corporation 2027 Q1 10-Q 22

ITEM 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to comply with Rules 13a-15 and 15d-15 of the Exchange Act.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2026. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Lam Research Corporation 2027 Q1 10-Q 23

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
INDUSTRY AND CUSTOMER RISKS
We Depend on Creating New Products and Processes and Enhancing Existing Products and Processes for Our Success; Consequently, We Are Subject to Risks Associated with Rapid Technological Change
Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances that enable those processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products or existing products have reliability, quality, design, or safety problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, additional service and warranty expenses, and loss of market share. If we are unable to develop and manufacture products successfully, or the products that we introduce fail in the marketplace, our business, results of operations, and financial condition could be materially and adversely affected. For more than 25 years, the primary driver of technology advancement in the semiconductor industry has been to shrink the lithography that prints the circuit design on semiconductor chips. That driver could be approaching its technological limit, leading semiconductor manufacturers to investigate more complex changes in multiple technologies in an effort to continue technology development. In addition, the emergence of “big data” and new tools such as machine learning and AI that capitalize on the availability of large data sets is leading semiconductor manufacturers and equipment manufacturers to pursue new products and approaches that exploit those tools to advance technology development. In the face of uncertainty on which technology solutions will become successful, we will need to focus our efforts on developing the technology changes that are ultimately successful in supporting our customers’ requirements. Our failure to develop and offer the correct technology solutions in a timely manner with productive and cost-effective products could adversely affect our business in a material way. Our failure to commercialize new products in a timely manner could result in loss of market share, unanticipated costs, and inventory obsolescence, which would adversely affect our business, results of operations, and financial condition.
In order to develop new products and processes and enhance existing products and processes, we expect to continue to make significant investments in R&D, to investigate the acquisition of products and technologies, to invest in or acquire businesses or technologies, and to pursue joint development relationships with customers, suppliers, or other members of the industry. Our investments and acquisitions may not be as successful as we may expect, particularly in the event that we invest in or acquire product lines and technologies that are new to us. We may find that acquisitions are not available to us, for regulatory or other reasons, and that we must therefore limit ourselves to collaboration and joint venture development activities that do not have the same benefits as acquisitions. Pursuing development through collaboration and/or joint development activities rather than through an acquisition may pose substantial challenges for management, including those related to aligning business objectives; sharing confidential information, intellectual property, and data; sharing value with third parties; and realizing synergies that might have been available in an acquisition but are not available through a joint development project. We must manage product transitions and joint development relationships successfully, as the introduction of new products could adversely affect our sales of existing products and certain jointly developed technologies may be subject to restrictions on our ability to share that technology, which could limit our market for products incorporating those technologies. Future technologies, processes, or product developments, including as a result of adoption of AI, may render our current product offerings obsolete, leaving us with non-competitive products, obsolete inventory, or both. Moreover, customers may adopt new technologies or processes to address the complex challenges associated with next-generation devices, or may adopt new technologies, including those based upon AI, that reduce their reliance on us for process development. This shift could reduce the size of our addressable markets, increase the relative size of markets in which we either do not compete or have relatively low market share, or reduce our competitiveness within the markets in which we do compete.
Lam Research Corporation 2027 Q1 10-Q 24

We Face a Challenging and Complex Competitive Environment
We face significant competition from multiple competitors, and our competitors may be able to develop products or services comparable or superior to those we offer or may adapt more quickly to new technologies or evolving customer requirements. In particular, while we continue to develop products and services that we believe will address future customer requirements, we may fail in a timely manner to identify those future customer requirements, to devote appropriate resources to developing products or services to address those requirements, or to complete the development or introduction of these additional products or services successfully, or these products or services may not achieve market acceptance or be competitive. Accordingly, competition may intensify, and we may be unable to continue to compete successfully in our markets, which could have a material adverse effect on our revenues, results of operations, and financial condition.
With increased consolidation efforts in our industry, as well as the emergence and strengthening of new, regional competitors and the impact of AI, we may face increasing competitive pressures. Other companies continue to develop systems and/or acquire businesses and products that are competitive to ours and may introduce new products, product capabilities, or services that may affect our ability to sell and support our existing or new products. We face a greater risk if our competitors enter into strategic relationships with leading semiconductor manufacturers covering products and services addressing applications similar to those we sell or may develop products or services for, as this could adversely affect our ability to sell products or services to those manufacturers for those applications. We also face greater risk if our competitors acquire, or otherwise obtain control over, third parties that supply us with key intellectual property, technology, materials, components, software, or other inputs critical to our products and processes, as this could limit or condition our access to these inputs, result in the termination or non-renewal of licenses or supply arrangements, restrict our ability to use or develop certain technologies, or otherwise disadvantage us relative to our competitors, which could adversely affect our product development, processes, and competitive position.
We believe that to remain competitive we must devote significant financial resources to offer products and services that meet our customers’ needs, to maintain customer service and support centers worldwide, and to invest in product and process R&D. Technological changes and developing technologies have required, and are expected to continue to require, new and costly investments. Certain of our competitors, including those that are created and financially backed by foreign governments, have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support resources than we do and therefore have the potential to offer customers a more comprehensive array of products and/or product capabilities, which enables them to achieve additional relative success in the semiconductor equipment industry. These competitors may deeply discount or give away products similar to those that we sell, challenging or even exceeding our ability to make similar accommodations and threatening our ability to sell those products. We also face competition from our own customers, who in some instances have established affiliated entities that manufacture equipment similar to ours. In addition, we face competition from companies that exist in a more favorable legal or regulatory environment than we do, who are able to sell products or services for certain applications at certain customers that we are prohibited from selling to under applicable export controls, allowing the freedom of action in ways that we may be unable to match and potentially contributing to the strengthening of such companies’ ability to compete with us. In many cases, speed to solution is necessary for customer satisfaction and our competitors may be better positioned to achieve these objectives. For these reasons, we may fail to continue to compete successfully worldwide.
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
During periods of rapid growth or decline in demand for our products and services, we may face significant challenges in maintaining adequate financial and business controls, management processes, information systems, and procedures for training, assimilating, and managing our workforce, and in appropriately sizing our supply chain infrastructure and facilities, workforce, and other
Lam Research Corporation 2027 Q1 10-Q 25

components of our business on a timely basis. If we do not adequately meet these challenges during periods of increasing or declining demand, our results of operations and financial condition may be negatively impacted.
We regularly assess our strategic resource allocation choices in response to the changing business environment. If we do not adequately adapt to the changing business environment, we may lack the infrastructure and resources to scale up our business to meet customer expectations and compete successfully during a period of growth, which could have a material adverse effect on our business, reputation, results of operations, financial condition, and/or our market share, or we may expand our capacity and resources too rapidly and/or beyond what is appropriate for the actual demand environment, which could result in excess fixed costs and have a material adverse effect on our results of operations and financial condition. For example, the growth of AI technologies and related infrastructure has been and is expected to continue to be a significant driver of capital equipment expenditures by semiconductor manufacturers across the markets we serve and requires us to respond (sometimes rapidly) to changes in demand for our products and services, including by expanding our equipment manufacturing capabilities and hiring additional personnel. If we are unable to effectively scale our business to meet our customers’ requirements in response to AI-driven demand, we may lose market share, and our business, reputation, results of operations, and financial condition could be harmed.
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
Future Declines in the Semiconductor Industry, and the Overall World Economic Conditions on Which It Is Significantly Dependent, Could Have a Material Adverse Impact on Our Results of Operations and Financial Condition
Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. With the consolidation of customers within the industry, the semiconductor capital equipment market has in the past experienced and may in the future experience rapid changes in demand driven both by changes in the market generally and the plans and requirements of particular customers. The economic, regulatory, political, and business conditions occurring nationally, globally, or in any of our key sales regions, which are often unpredictable, have historically impacted and may in the future impact customer demand for our products and services and normal commercial relationships with our customers, suppliers, and creditors. Additionally, in times of economic uncertainty, our customers’ budgets for our products, or their ability to access credit to purchase them, could be adversely affected. This would limit their ability to purchase our products and services. As a result, changing economic, regulatory, political or business conditions can cause material adverse changes to our results of operations, and financial condition, including, but not limited to:
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
For example, the growth of AI technologies and related infrastructure has been and is expected to continue to be a significant driver of capital equipment expenditures of semiconductor manufacturers across the market segments we serve. However, customer decisions regarding the amount and timing of capital expenditures and the demand for our products and services could change rapidly and be impacted by factors outside of our control. These factors may include, without limitation: changes in actual or anticipated AI-driven demand for AI-related infrastructure or compute power to support AI models, tools, and other applications, including due to slower-than-anticipated adoption of AI technologies, increases in compute efficiency, or oversupply of AI-related infrastructure compute power; advances in fabrication processes, technology inflections, or changes in technology architectures; new and emerging technologies or market drivers; actual or anticipated production capacity, utilization, and volumes of semiconductor manufacturers relative to demand for semiconductor devices; changes in end-user demand or behavior; the timing of or constraints on increases to AI-related infrastructure or semiconductor manufacturing capacity; the availability and cost of capital, including increases in interest rates or tightening in global capital markets; the availability and amount of government subsidies and incentives; the regulation of AI or related infrastructure technologies by government or other regulatory agencies; and geopolitical or macroeconomic instability, including wars, terrorism, political unrest, public health emergencies, inflation, recessionary conditions, trade restrictions, export controls, boycotts, and other business disruptions.
Fluctuating levels of investment by semiconductor manufacturers may materially affect our aggregate shipments, revenues, results of operations, and cash flows. Where appropriate, we endeavor to attempt to respond to these fluctuations with cost management programs aimed at aligning our expenditures with anticipated revenue streams, which sometimes result in restructuring charges.
Lam Research Corporation 2027 Q1 10-Q 26

Even during periods of reduced revenues, we must continue to invest in R&D and maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may harm our profitability and other financial results.
We Have a Limited Number of Key Customers
Sales to a limited number of large customers constitute a significant portion of our overall shipments, revenue, cash flows, and profitability. As a result, the actions of even one customer may subject us to variability in those areas, and such actions are difficult to predict. In addition, large customers may be able to negotiate requirements that result in decreased pricing, increased costs, and/or lower margins for us, and limitations on our ability to share technology with others. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers so that the failure of even one of these key customers to satisfy its obligations to us could significantly impact our results of operations and financial condition.
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
BUSINESS AND OPERATIONAL RISKS
Our Revenues and Results of Operations Are Variable
Our revenues and results of operations may fluctuate significantly from quarter-to-quarter or year-to-year due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit from a small number of transactions can unfavorably affect results of operations in a particular quarter or year. Factors that may cause our results of operations to fluctuate include, but are not limited to:
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
Lam Research Corporation 2027 Q1 10-Q 27

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
•the failure or inability to accurately forecast demand and obtain sufficient quantities of quality parts or materials on a cost-effective basis;
•volatility in the availability and cost of parts, materials, or services, including increased costs due to tariffs, foreign export controls, rising inflation or interest rates or other market conditions;
•difficulties or delays in obtaining required import or export approvals (including those that may be required under the Chinese export controls on rare earth elements described below);
•restrictions on the import and sale of products or services that incorporate technologies developed or manufactured in whole or in part in certain countries;
•shipment delays and increased costs of shipment due to transportation interruptions, capacity constraints, or fuel supply disruptions;
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
Demand for electronic products and other factors have resulted in, and may in the future result in, a shortage of parts, materials, and services needed to manufacture, deliver, install, and service our products, as well as delays in and unpredictability of shipments due to transportation interruptions. Such shortages, delays, and unpredictability have adversely impacted, and may in the future impact, our suppliers’ ability to meet our demand requirements. Difficulties in obtaining sufficient and timely supply of parts, materials, or services, and delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may in the future adversely impact, our manufacturing, installation, and service operations and our ability to meet customer demand. In addition, difficulties in obtaining parts, materials, or services necessary to deliver or install products or perform services have adversely impacted, and may in the future adversely impact, our ability to recognize revenue, our gross margins on the revenue we recognize, and our other results of operations. Although we are endeavoring to pass along some of the impact of increased costs to our customers to counteract adverse impacts to our gross margins and other results of operations, such measures could be unsuccessful, or could have the effect of reducing demand for our products or services, which would adversely impact our revenue or market share.
Lam Research Corporation 2027 Q1 10-Q 28

Further, increased restrictions imposed on a class of chemicals known as per- and polyfluoroalkyl substances (“PFAS”), which are widely used in a large number of products, including parts and materials that are incorporated into our products, may negatively impact our supply chain due to the potentially decreased availability, or non-availability, of PFAS-containing products. Proposed and existing regulations could require that we, our suppliers, or our customers transition away from the usage of PFAS-containing products, which could adversely impact our business, operations, revenue, costs, and competitive position. There is no assurance that suitable replacements for PFAS-containing parts and materials will be available at similar costs, or at all.
Although we attempt to select reputable providers and suppliers and we attempt to secure their performance on terms documented in written contracts, it is possible that one or more of these providers or suppliers could fail to perform as we expect, or fail to secure or protect intellectual property rights, and such failure could have an adverse impact on our business, including loss of revenue, market share, or decreased profitability. In some cases, the requirements of our business mandate that we obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. Where practical, we endeavor to establish alternative sources to mitigate the risk that the failure of any single provider or supplier will adversely affect our business, but this is not feasible in all circumstances. Some key parts are subject to long lead-times or available only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where we conduct our manufacturing. There is therefore a risk that a prolonged inability to obtain certain components or secure key services could impair our ability to manage operations, ship or install products, deliver services, and generate revenues, which could adversely affect our results of operations or market share and damage our customer relationships.
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales accounted for approximately 92%, 93%, and 93% of total revenue in the three months ended September 27, 2026 and fiscal years 2026, and 2025, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
There is inherent risk that political, diplomatic, and national security influences can lead to trade disputes, impacts, and/or disruptions, in particular those affecting the semiconductor industry. This can adversely affect our business in China, Japan, Korea, and/or Taiwan and perhaps the entire Asia Pacific region or worldwide. A significant trade dispute, impact, and/or disruption in any area where we do business could have a materially adverse impact on our future results of operations and cash flows. For example, the conflict that began in February 2026 between the United States, Israel, a number of states in the Persian Gulf, and Iran has led to significant regional instability and disruption in the Middle East, including the closure of or restrictions on the Strait of Hormuz, threatened or actual attacks on vessels in the Red Sea, and threatened or actual attacks on transportation and energy infrastructure, which has significantly and adversely affected the supply and prices of oil, refined oil products and byproducts, liquid natural gas, as well as certain other industrial commodities, such as aluminum, helium, bromine, and sulfur. Some of these commodities are important to the semiconductor industry. As a result, this instability and disruption has adversely affected, and may in the future materially and adversely affect, our business, results of operations, and financial condition. The extent to which we may be affected by this conflict will depend on various factors, including the scope, severity, and duration of the conflict and the extent to which the conflict, or additional laws, sanctions, or trade restrictions arising from or related to the conflict, further disrupt the availability or cost of critical inputs used in the semiconductor industry. Continuation or escalation of this conflict may also magnify the impact of other risks identified in this Form 10-Q.
Tariffs, export controls, additional taxes, trade barriers, sanctions, the termination or modification of trade agreements, trade zones, and other duty mitigation initiatives, and any reciprocal or retaliatory actions, can increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, disrupt our supply chain operations, or inhibit our ability to sell products or provide services, all of which has had and in the future could have a material adverse effect on our business, results of operations, or financial condition. For example, our business requires steel and aluminum to manufacture our products, and the imposition of tariffs on steel and aluminum imports into the United States increased our manufacturing costs in fiscal year 2026, which adversely
Lam Research Corporation 2027 Q1 10-Q 29

impacted our margins. Certain of our international sales and R&D activities depend on our ability to obtain export licenses from the U.S. or foreign governments. Our inability to obtain such licenses, or an expansion of the number or kinds of sales of products and services or technology transfers for which export licenses are required, has limited and could in the future further limit the market for our products and services and our ability to carry out R&D activities globally, which has had and could in the future have an adverse impact on our revenues. As is discussed below under the heading “Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China,” the U.S. government has in recent years imposed new controls, including expanded export license requirements and restrictions on sales to certain Chinese entities that significantly impact trade with China. In addition, the U.S. government has an ongoing process of assessing technologies that may be subject to new or additional export controls, and it is possible that such additional controls, if and when imposed, could further adversely impact our ability to sell our products outside the United States. The implementation by the U.S. government of broad export controls restricting access to our technology (such as recent controls limiting exports to China) may cause customers with international operations to reconsider their use of and reliance on our products, which could adversely impact our future revenue and profits and strengthen competitors who are not subject to such restrictions. Furthermore, there are risks that foreign governments may, among other things, take retaliatory or countermeasure actions in response to U.S. or other foreign government actions; insist on the use of local suppliers; compel companies to partner with local companies to design and supply equipment on a local basis, requiring the transfer of intellectual property rights, and/or local manufacturing; utilize their influence over their judicial systems to respond to intellectual property disputes or issues; take actions to restrict access to critical materials, parts, components, or other inputs used in the semiconductor industry; and provide special incentives to government-backed local customers to buy from local competitors, even if their products are inferior to ours; all of which could adversely impact our ability to compete as well as our revenues and margins. For example, China is the primary source of supply of certain rare earth elements critical to the manufacture of certain of our products. The Chinese government has imposed export controls and licensing requirements on certain rare earth elements and on certain products that contain Chinese-origin rare earth elements that are manufactured outside of China (which have been suspended in part until November 2026 (unless extended)) and could expand such controls or licensing requirements in the future. These and similar measures implemented by the Chinese government have decreased the availability of such materials, lengthened licensing timelines, and increased the likelihood of supply disruptions. For example, such measures could delay or prevent our suppliers from sourcing the materials, or producing the components, required for us to manufacture our products or deliver our services, and could increase the costs of such materials or components. In addition, to the extent these controls require us to obtain export licenses for certain products manufactured outside of China, we would experience increased compliance burdens, may be unable to obtain the required licenses, and may be unable to obtain materials or components necessary to meet our production requirements or product specifications in a timely manner, or at all, or on commercially acceptable terms. The occurrence of any of these risks could materially and adversely affect our business, results of operations, financial condition, and margins.
Our customers (and their customers and other downstream parties) may also be adversely affected by the tariffs, export controls, and other trade issues described above. Additionally, certain materials are primarily available in a limited number of countries, including rare earth elements, minerals, and metals. The supplies, equipment, raw materials, and other inputs necessary for the businesses of our customers and other downstream parties could become more difficult to obtain for various reasons, including, but not limited to, business interruptions of suppliers, reduced availability of labor, transit disruptions, consolidation in their supply chain, export controls, sanctions, trade restrictions, tariffs, geopolitical developments, economic circumstances, conflict, or political conditions. If the ability of downstream parties to source the inputs needed to produce their products is impaired, then demand for our products or services may be adversely impacted. This could have a material adverse effect on our business, results of operations, or financial condition.
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
Lam Research Corporation 2027 Q1 10-Q 30

Our Business Relies on Technology, Data, Intellectual Property and Other Sensitive Information That is Susceptible to Cybersecurity and Other Threats or Incidents
Our business is dependent upon the use and protection of technology, data, intellectual property, and other sensitive information, which may be owned by, or licensed to, us or third parties, such as our customers and vendors. We maintain and rely upon certain critical information systems for the creation, transmission, use, and storage of much of this information, and for the effective operation of our business. These information systems include, but are not limited to, telecommunications, the Internet, our corporate intranet, various computer hardware and software applications (some of which may be integrated into the products that we sell or be required in order to provide the services that we offer), network communications, and email. These information systems may be owned and maintained by us, our outsourced providers, or third parties such as vendors, contractors, customers, and Cloud providers. In addition, we make use of Software-as-a-Service (“SaaS”) products for certain important business functions that are provided by third parties and hosted on their own networks and servers, or third-party networks and servers, all of which rely on networks, email and/or the Internet for their function.
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
While we have implemented International Organization for Standardization (“ISO”) 27001 compliant security procedures and virus protection software, intrusion prevention systems, identity and access control, and emergency recovery processes, and we carefully
Lam Research Corporation 2027 Q1 10-Q 31

select our third-party providers of information systems, to mitigate risks to the information systems that we rely on and to the technology, data, intellectual property and other sensitive information we seek to protect, those security procedures and mitigation and protection systems cannot be guaranteed to be fail-safe, and we may still suffer cybersecurity and other incidents, which could have a material adverse effect on our business or operations. It has been difficult and may continue to be difficult to hire and retain employees with substantial cybersecurity acumen. In addition, there have been and may continue to be instances of our policies and procedures not being effective in enabling us to identify risks, threats, and incidents in a timely manner, or at all, to mitigate the impact of such incidents when they occur, or to respond expediently, appropriately and effectively when incidents occur and repair any damage caused by such incidents, and such occurrences could have a material adverse effect on our business.
We Use Artificial Intelligence in Our Business, and Challenges with Properly Managing Its Use Could Result in Reputational Harm, Competitive Harm, and Legal Liability, and Materially and Adversely Affect Our Results of Operations.
We are increasingly using AI tools as part of our business, including internally developed machine learning tools and large language models provided by third parties. For example, we use or are seeking to use AI tools to enhance research and development, manufacturing, installation, and servicing of our products, services delivery, supply chain management, sales and marketing, and compliance activities. We are also pursuing additional opportunities to incorporate AI tools, including agentic AI, into our business, including our products and services, and we expect this trend to continue. There are significant risks involved in developing and deploying AI, and there can be no assurance that our usage of AI will enhance our business, products, or services, including our productivity, operational efficiency, effectiveness, or profitability. For example, if the AI tools we utilize are flawed or fail to execute properly, our ability to deliver our products and services to our customers may be adversely impacted. In addition, our competitors may incorporate AI tools into their products or operational processes more quickly or more successfully than us, any of which could have a material adverse effect on our competitive position, reputation, and results of operations.
The intellectual property rights, including patent and copyright rights, associated with artificial intelligence have not been fully addressed by U.S. and foreign courts, and there remains uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for artificial intelligence-generated technologies and relevant system inputs and outputs. The courts and regulators have not clearly defined the scope for artificial intelligence-generated content, algorithms, or trained models. If we fail to secure or maintain protection for the intellectual property rights concerning technologies developed using artificial intelligence, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products, which could adversely affect our business, reputation, results of operations, or financial condition.
Our use or future adoption of artificial intelligence in our business, which may include tools developed by third parties, could expose us to breach of a data or software license, website terms of service claims, claimed violations of privacy rights, or other tort claims. Further, although we have taken measures to prohibit such use, our employees’ use of third-party or publicly available artificial intelligence or other software tools may inadvertently result in the disclosure of our intellectual property, proprietary information, or other sensitive or confidential data into the public domain, which could expose us to legal liability, diminish the value of our intellectual property, weaken our competitive position, and harm our reputation.
We May Not Achieve the Expected Benefits of Our Restructuring Plans and Business Transformation Initiatives, and These Efforts Could Have a Material Adverse Effect on Our Business, Operations, Financial Condition, Results of Operations and Competitive Position
We have in the past undertaken, and may in the future undertake, business restructuring, realignment and transformation plans or initiatives. While such plans or initiatives would generally have the goal of strengthening our operations and/or achieving operational efficiencies, there can be no assurance that we will be successful in these plans and initiatives. Implementation of such plans and initiatives may be costly and disruptive to our business, we may not be able to complete them at the cost or within the time frame contemplated, and we may not be able to obtain the anticipated benefits within the projected timing, or at all. Restructuring and transformation may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, may require a significant amount of management and other employees' time and focus, and may be distracting to employees and management, which may divert attention from operating and growing our business. Additionally, reductions in our workforce may cause a reduction in our production output capabilities, which could impact our ability to manufacture or ship products to customers within a mutually beneficial timeline. If we fail to achieve some or all of the expected benefits, it could have a material adverse effect on our business, operations, financial condition, results of operations, and competitive position.
We Face Risks Related to the Disruption of Our Primary Manufacturing and R&D Facilities
While we maintain business continuity plans, our manufacturing and R&D facilities are concentrated in a limited number of locations. These locations are subject to disruption for a variety of reasons, such as natural or man-made disasters (including disasters resulting from climate change), including earthquakes, wildfires, hurricanes, flooding, heat waves, epidemics, pandemics, outbreaks of diseases or other global health emergencies, force majeure events, war, terrorist activities, political or governmental unrest or instability, disruptions of our information technology resources, utility interruptions, international conflict, or other events beyond our control. Such disruptions may cause delays in developing or shipping our products, in engaging with customers on new product
Lam Research Corporation 2027 Q1 10-Q 32

applications, or in supporting customers, which could result in the loss of business or customer trust, adversely affecting our business and results of operations.
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
Lam Research Corporation 2027 Q1 10-Q 33

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
LEGAL, REGULATORY AND TAX RISKS
Intellectual Property, Indemnity, Misuse of Third-Party Information, and Other Claims Against Us Can Be Costly and We Could Lose Significant Rights That Are Necessary to Our Continued Business and Profitability
From time to time, we are subject to claims arising from infringement, misappropriation, unfair competition, product liability, breach of contract, or other claims, including third-party allegations that our products infringe or misappropriate their patent or other intellectual property rights. In addition, law enforcement authorities may investigate or seek criminal charges against us or our employees based on actual or alleged improper receipt or misuse of designated technology, intellectual property, or other confidential information of third parties, including customers, suppliers, other business partners, or competitors, including in connection with national or economic security measures intended to protect designated technologies. We also are subject to claims arising from commercial and other relationships, including those alleging infringement, misappropriation, breach of contract, and misuse of designated technology, intellectual property, or other confidential information. In addition, our bylaws and other indemnity obligations provide that we will indemnify officers and members of our Board of Directors against losses that they may incur in legal proceedings resulting from their service to us. From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers and suppliers, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. In such cases, it is our policy either to defend the claims or to negotiate licenses or other settlements on commercially reasonable terms. However, we may be unable to negotiate necessary licenses or reach agreement on other settlements on commercially reasonable terms, or at all. Any litigation or investigations relating to these claims by law enforcement or other parties may materially and adversely affect our business, results of operations, and financial condition, and we and our employees may be subject to civil or criminal liability, fines, substantial damage awards, penalties, loss of customer trust, and reputational damage, or could result in us agreeing to less favorable pricing terms, additional compliance requirements or contractual conditions, all of which could adversely affect our business, financial condition, and/or results of operations. Moreover, although we have insurance to protect us from certain claims and cover certain losses to our property, such insurance may not cover us for the full amount of any losses, or at all, and may be subject to substantial exclusions and deductibles.
Increasing and Evolving Environmental Regulations May Adversely Affect Our Results of Operations
Lam Research Corporation 2027 Q1 10-Q 34

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
Our Sales to Customers in China, a Significant Region for Us, Have Been Impacted, and are Likely to Be Materially and Adversely Affected by Export License Requirements and Other Regulatory Changes, or Other Governmental Actions in the Course of the Trade Relationship Between the U.S. and China
China represents a large and fast-developing market for the semiconductor equipment industry and therefore is important to our business. Revenue in China, which includes global customers and domestic Chinese customers with manufacturing facilities in China, represented approximately 35%, 34%, and 34% of our total revenue for the three months ended September 27, 2026 and fiscal years 2026 and 2025, respectively. The U.S. and China have historically had a complex relationship that has included actions that have impacted trade between the two countries. In recent years, these actions have included an expansion of export license requirements imposed by the U.S. government, which have limited the market for our products, adversely impacted our revenues, and increased our exposure to foreign competition, and could potentially do so to an even greater extent in the future. Additionally, the U.S. government has enacted rules aimed at restricting China’s ability to manufacture advanced semiconductors, which include restrictions on exports, re-exports or transfers to, or shipping, transmitting, transferring, or facilitating such movement to, or performing services at, customer facilities in China engaged in certain technology end-uses, without appropriate authorizations obtained from U.S. authorities. The U.S. Department of Commerce has also enacted rules that have expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses; has added additional Chinese companies to its restricted entity list and unverified list under suspicion of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns; and has expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items produced with many of our products to be subject to U.S. licensing requirements if Huawei Technologies Co. Ltd (“Huawei”) or its affiliates are parties to a transaction involving the items. These rules have required and may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, and there is no assurance that we will be issued licenses that we apply for on a timely basis, or at all. In addition, our customers (including, but not limited to, Chinese customers) may require U.S. export licenses for the use of our products in order to manufacture products, including semiconductor wafers and integrated circuits, for those of their customers (i.e. Huawei and its affiliates) that are subject to the expanded foreign direct product rule, which may adversely impact the demand for our products. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. The implementation, interpretation, and impact on our business of these rules and other regulatory actions taken by the U.S. government are uncertain and evolving, and these rules, other regulatory actions or changes, and other actions taken by the governments of either the U.S. or China, or both, that have occurred and may occur in the future could weaken our competitive position and materially and adversely affect our results of operations.
We Are Exposed to Various Risks from Our Regulatory Environment
We are subject to various risks in the jurisdictions in which we operate related to (1) new, different, overlapping, inconsistent, or even conflicting laws, rules, and regulations that may be enacted by legislative or executive bodies and/or regulatory agencies; (2) disagreements or disputes related to international trade; and (3) the interpretation and application of laws, rules, and regulations. As a public company with global operations, we are subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including, but not limited to, those related to import and export controls and other trade restrictions, national and economic security (including receipt or use of designated technologies), intellectual property rights, taxes, financial and other disclosures, corporate governance, data protection, privacy, anti-corruption, such as the Foreign Corrupt Practices Act and other local laws prohibiting corrupt payments to governmental officials, anti-boycott compliance, conflict minerals or other social responsibility legislation, immigration or travel regulations, antitrust regulations, foreign ownership and investment, employment and labor, product, material, and manufacturing regulations, environmental, health, and safety requirements, human rights, and laws or regulations relating to carbon emissions, such as the recent reporting requirements imposed by the State of California that require companies to provide climate-related disclosures, as well as other laws or regulations imposed in response to climate change concerns. Each of these laws, rules, and regulations imposes costs on our business, including financial costs and our management’s attention associated with compliance, and in some cases may require changes to our products or operations, including our sourcing, manufacturing, or distribution processes, that could adversely impact our competitive position and our ability to meet customer demand. There have been, and may continue to be, instances of our compliance policies and procedures not being effective to ensure full compliance with all of the laws, rules and regulations to which we are subject. Such instances of non-compliance have presented and may present risks to our business, including the risk of legal, administrative, or regulatory proceedings, claims, demands, inquiries, enforcement actions, or investigations, fines, civil or criminal liability, penalties, or remedies, including restrictions
Lam Research Corporation 2027 Q1 10-Q 35

on our actions or conduct of our business, loss of customer trust, reputational damage, and increased compliance or remediation costs. The occurrence of any of these risks could materially and adversely affect our business, financial condition, and/or results of operations.
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
Lam Research Corporation 2027 Q1 10-Q 36

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
We May Incur Impairments to Goodwill or Long-lived Assets
We review our goodwill identified in business combinations for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed the fair value. We review all other long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that these assets may not be recoverable. The process of evaluating the potential impairment of goodwill and other long-lived assets requires judgment. Negative industry or economic trends, including reduced market prices of our Common Stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant business units, could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets.
When evaluating goodwill, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed and we may be required to record an impairment charge in that period, which could adversely affect our results of operations.
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
Lam Research Corporation 2027 Q1 10-Q 37

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

Lam Research Corporation 2027 Q1 10-Q 38

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
Accelerated Share Repurchase Agreements
During the quarter ended September 27, 2026, we entered into accelerated share repurchase agreements (the “September 2026 ASRs”) with two financial institutions to repurchase a total of $1.00 billion of Common Stock. We took an initial delivery of approximately 2.3 million shares, which represented 75% of the prepayment amount divided by our closing stock price on the date of execution. The total number of shares to be received under the September 2026 ASRs will be based upon the average daily volume weighted average price of our Common Stock during the repurchase period, less an agreed upon discount. The September 2026 ASRs are expected to fully settle in the quarter ended December 27, 2026.
Share repurchases, including those under the repurchase program, are reflected in the table below.

Period	Total Number of Shares Repurchased		Average Price Paid per Share (1, 2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 28, 2026							$4,042,724
June 29, 2026 - July 26, 2026	3		$329.17		3		4,041,599
July 27, 2026 - August 23, 2026	—		$—		—		4,041,599
August 24, 2026 - September 27, 2026	2,341	(3)	$—		2,341	(3)	3,032,013
Quarter ended September 27, 2026	2,344	(3)	$329.17	(4)	2,344	(3)	3,032,013

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
(4)    Average price paid per share presented is for the quarter ended September 27, 2026.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the Company’s fiscal quarter ended September 27, 2026, none of the Company’s directors or officers adopted or terminated a trading arrangement for the purchase or sale of the Company’s Common Stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Arrangement”) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Lam Research Corporation 2027 Q1 10-Q 39

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

__________________________________

Lam Research Corporation 2027 Q1 10-Q 40

LAM RESEARCH CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 22, 2026	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R.. Bettinger
Douglas R. Bettinger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Lam Research Corporation 2027 Q1 10-Q 41